Form 10-Q
period 2021-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2021-11-04
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of October 27, 2021, was 3,952,161.

Citizens Financial Services, Inc.
Form 10-Q

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	September 30, 2021	December 31, 2020
ASSETS:
Cash and due from banks:
Noninterest-bearing	$17,466	$16,374
Interest-bearing	84,505	52,333
Total cash and cash equivalents	101,971	68,707
Interest bearing time deposits with other banks	11,274	13,758
Equity securities	2,219	1,931
Available-for-sale securities	397,043	295,189
Loans held for sale	3,199	14,640

Loans (net of allowance for loan losses:
2021, $17,334 and 2020, $15,815)	1,425,574	1,389,466

Premises and equipment	17,201	16,948
Accrued interest receivable	5,231	5,998
Goodwill	31,376	31,376
Bank owned life insurance	30,518	32,589
Other intangibles	1,677	1,668
Other assets	19,920	19,404
TOTAL ASSETS	$2,047,203	$1,891,674

LIABILITIES:
Deposits:
Noninterest-bearing	$357,078	$303,762
Interest-bearing	1,383,891	1,285,096
Total deposits	1,740,969	1,588,858
Borrowed funds	78,200	88,838
Accrued interest payable	823	1,017
Other liabilities	18,244	18,702
TOTAL LIABILITIES	1,838,236	1,697,415
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at September 30, 2021 and December 31, 2020; none issued in 2021 or 2020	-	-
Common Stock
$1.00 par value; authorized 25,000,000 shares at September 30, 2021 and December 31, 2020; issued 4,388,901 at September 30, 2021 and 4,350,342 at December 31, 2020	4,389	4,350
Additional paid-in capital	78,370	75,908
Retained earnings	140,920	126,627
Accumulated other comprehensive income	969	2,587
Treasury stock, at cost: 436,820 shares at September 30, 2021 and 428,492 shares at December 31, 2020	(15,681)	(15,213)
TOTAL STOCKHOLDERS’ EQUITY	208,967	194,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,047,203	$1,891,674

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$16,505	$16,718	$49,569	$46,763
Interest-bearing deposits with banks	118	106	335	298
Investment securities:
Taxable	1,074	979	2,865	3,212
Nontaxable	561	485	1,652	1,337
Dividends	84	98	291	275
TOTAL INTEREST INCOME	18,342	18,386	54,712	51,885
INTEREST EXPENSE:
Deposits	1,422	1,635	4,545	5,279
Borrowed funds	330	281	924	960
TOTAL INTEREST EXPENSE	1,752	1,916	5,469	6,239
NET INTEREST INCOME	16,590	16,470	49,243	45,646
Provision for loan losses	400	550	1,550	1,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,190	15,920	47,693	44,146
NON-INTEREST INCOME:
Service charges	1,210	1,112	3,479	3,107
Trust	182	199	674	542
Brokerage and insurance	408	352	1,190	941
Gains on loans sold	295	855	1,109	1,282
Equity security gains (losses), net	72	(33)	288	(276)
Available for sale security gains, net	162	185	212	302
Earnings on bank owned life insurance	165	180	1,643	514
Other	358	688	1,198	1,046
TOTAL NON-INTEREST INCOME	2,852	3,538	9,793	7,458
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,568	6,102	19,312	17,411
Occupancy	728	714	2,222	1,891
Furniture and equipment	123	267	407	587
Professional fees	310	417	1,153	1,180
FDIC insurance	129	135	387	341
Pennsylvania shares tax	339	275	856	809
Amortization of intangibles	48	57	146	162
Merger and acquisition	-	-	-	2,179
Software expenses	336	324	1,003	817
ORE expenses	130	30	383	221
Other	1,689	1,371	4,798	4,428
TOTAL NON-INTEREST EXPENSES	10,400	9,692	30,667	30,026
Income before provision for income taxes	8,642	9,766	26,819	21,578
Provision for income taxes	1,578	1,759	4,645	3,702
NET INCOME	$7,064	$8,007	$22,174	$17,876

PER COMMON SHARE DATA:
Net Income - Basic	$1.79	$2.02	$5.62	$4.69
Net Income - Diluted	$1.79	$2.02	$5.62	$4.69
Cash Dividends Paid	$0.470	$0.456	$1.391	$1.445

Number of shares used in computation - basic	3,949,508	3,956,997	3,945,962	3,808,264
Number of shares used in computation - diluted	3,949,603	3,956,997	3,945,969	3,810,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended, September 30,
(in thousands)	2021	2020	2021	2020
Net income	$7,064	$8,007	$22,174	$17,876
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	(924)	(44)	(3,577)	4,690
Income tax effect	193	9	750	(985)
Change in unrecognized pension cost	81	59	254	482
Income tax effect	(16)	(12)	(53)	(101)
Change in unrealized loss on interest rate swaps	195	118	1,488	(448)
Income tax effect	(42)	(25)	(313)	95
Less: Reclassification adjustment for investment security gains included in net income	(162)	(185)	(212)	(302)
Income tax effect	34	38	45	63
Other comprehensive income (loss), net of tax	(641)	(42)	(1,618)	3,494
Comprehensive income	$6,423	$7,965	$20,556	$21,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional		Accumulated Other
(in thousands, except share data)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total

Balance, June 30, 2021	4,388,901	$4,389	$78,412	$135,714	$1,610	$(15,706)	$204,419

Comprehensive income:
Net income				7,064			7,064
Net other comprehensive income (loss)					(641)		(641)
Purchase of treasury stock (727 shares)						(45)	(45)
Restricted stock, executive and Board of Director awards (1,234 shares)			(42)			70	28
Cash dividends, $0.470 per share				(1,858)			(1,858)
Balance, September 30, 2021	4,388,901	$4,389	$78,370	$140,920	$969	$(15,681)	$208,967

Balance, December 31, 2020	4,350,342	$4,350	$75,908	$126,627	$2,587	$(15,213)	$194,259

Comprehensive income:
Net income				22,174			22,174
Net other comprehensive income (loss)					(1,618)		(1,618)
Stock dividend	38,559	39	2,313	(2,352)			-
Purchase of treasury stock (15,483 shares)						(894)	(894)
Restricted stock, executive and Board of Director awards (6,653 shares)			(257)			429	172
Restricted stock vesting			403				403
Forfeited restricted stock			3			(3)	-
Cash dividends, $1.391 per share				(5,529)			(5,529)
Balance, September 30, 2021	4,388,901	$4,389	$78,370	$140,920	$969	$(15,681)	$208,967

Balance, June 30, 2020	4,350,342	4,350	75,863	115,000	2,907	(15,025)	183,095

Comprehensive income:
Net income				8,007			8,007
Net other comprehensive income (loss)					(42)		(42)
Purchase of treasury stock (12,483 shares)						(618)	(618)
Restricted stock, executive and Board of Director awards (3,018 shares)			(3)			153	150
Cash dividend reinvestment paid from treasury stock (5,128 shares)			7	-		256	263
Cash dividends, $0.456 per share				(1,804)			(1,804)
Balance, September 30, 2020	4,350,342	$4,350	$75,867	$121,203	$2,865	$(15,234)	$189,051

Balance, December 31, 2019	3,938,668	3,939	55,089	110,800	(629)	(14,425)	154,774

Comprehensive income:
Net income				17,876			17,876
Net other comprehensive income (loss)					3,494		3,494
Stock dividend	38,318	38	1,878	(1,916)			-
Issuance of Common stock	373,356	373	18,854				19,227
Purchase of treasury stock (40,400 shares)						(2,120)	(2,120)
Restricted stock, executive and Board of Director awards (9,669 shares)			(236)			491	255
Restricted stock vesting			281				281
Cash dividend reinvestment paid from treasury stock (15,404 shares)			1	-		820	821
Cash dividends, $1.445 per share				(5,557)			(5,557)
Balance, September 30, 2020	4,350,342	$4,350	$75,867	$121,203	$2,865	$(15,234)	$189,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,174	$17,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,550	1,500
Depreciation and amortization	840	839
Amortization and accretion of loans and other assets	(3,376)	(2,487)
Amortization and accretion of investment securities	1,637	648
Deferred income taxes	964	359
Investment securities losses (gains), net	(500)	(26)
Earnings on bank owned life insurance	(1,643)	(514)
Vesting of restricted stock	403	281
Originations of loans held for sale	(35,458)	(62,677)
Proceeds from sales of loans held for sale	47,648	45,113
Realized gains on loans sold	(1,109)	(1,282)
Increase (decrease) in accrued interest receivable	767	(1,023)
Decrease in accrued interest payable	(194)	(246)
Other, net	(1,325)	(729)
Net cash provided (used) by operating activities	32,378	(2,368)
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	29,198	18,621
Proceeds from maturity and principal repayments	40,734	55,455
Purchase of securities	(177,000)	(117,166)
Purchase of equity securities	-	(1,439)
Proceeds from sale of equity securities	-	168
Purchase of interest bearing time deposits with other banks	-	(350)
Proceeds from life insurance	3,714	-
Proceeds from matured interest bearing time deposits with other banks	2,484	848
Proceeds from redemption of regulatory stock	3,957	7,923
Purchase of regulatory stock	(2,896)	(6,424)
Net increase in loans	(34,401)	(24,741)
Purchase of premises and equipment	(1,043)	(760)
Proceeds from sale of foreclosed assets held for sale	1,095	669
Acquisition, net of cash paid	-	1,023
Net cash used in investing activities	(134,158)	(66,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	152,111	132,807
Proceeds from long-term borrowings	9,869	20,000
Repayments of long-term borrowings	(21,800)	(3,000)
Net increase (decrease) in short-term borrowed funds	1,287	(17,876)
Purchase of treasury and restricted stock	(894)	(2,120)
Reissuance of treasury stock	-	255
Dividends paid	(5,529)	(4,736)
Net cash provided by financing activities	135,044	125,330
Net increase in cash and cash equivalents	33,264	56,789
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,707	18,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,971	$75,309

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,663	$6,321
Income taxes paid	$4,000	$3,500
Loans transferred to foreclosed property	$552	$32
Right of use asset and liability	$487	$636
Stock Dividend	$2,352	$1,916

Index
Midcoast
Acquisition of	Community Bancorp
Non-cash assets acquired	Inc.
Available-for-sale securities	$-
Interest bearing time deposits with other banks	-
Loans	223,235
Premises and equipment	1,787
Accrued interest receivable	586
Bank owned life insurance	3,766
Intangibles	157
Deferred tax asset	3,402
Other assets	2,878
Goodwill	8,080
243,891
Liabilities assumed
Noninterest-bearing deposits	38,694
Interest-bearing deposits	170,132
Accrued interest payable	164
Borrowed funds	15,497
Other liabilities	1,198
225,685
Net non-cash assets acquired	18,206
Cash and cash equivalents acquired	$8,637

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at September 30, 2021 and for the periods ended September 30, 2021 and 2020 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the three and nine month periods ended September 30, 2021 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and nine months ended September 30, 2021 and 2020 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue stream	2021	2020	2021	2020
Service charges on deposit accounts
Overdraft fees	$302	282	$807	$847
Statement fees	57	50	169	156
Interchange revenue	691	616	2,034	1,693
ATM income	100	99	299	241
Other service charges	60	65	170	170
Total Service Charges	1,210	1,112	3,479	3,107
Trust	182	199	674	542
Brokerage and insurance	408	352	1,190	941
Other	139	95	367	261
Total	$1,939	$1,758	$5,710	$4,851

Index
Note 3 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income applicable to common stock	$7,064	$8,007	$22,174	$17,876

Basic earnings per share computation
Weighted average common shares outstanding	3,949,508	3,956,997	3,945,962	3,808,264
Earnings per share - basic	$1.79	$2.02	$5.62	$4.69

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,949,508	3,956,997	3,945,962	3,808,264
Add: Dilutive effects of restricted stock	95	-	7	2,025
Weighted average common shares outstanding for dilutive earnings per share	3,949,603	3,956,997	3,945,969	3,810,289
Earnings per share - diluted	$1.79	$2.02	$5.62	$4.69

For the three months ended September 30, 2021 and 2020, there were 4,977 and 9,480 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $57.39-$63.19 for the three month period ended September 30, 2021 and per share prices ranging from $51.14-$62.93 for the three month period ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, 6,000 and 5,347 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $51.14-$63.19 for the nine month period ended September 30, 2021 and prices ranging from $58.37-$62.93 for the nine month period ended September 30, 2020.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2021 and December 31, 2020 were as follows (in thousands):

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$67,288	$1,352	$(384)	$68,256
U.S. treasury securities	103,828	238	(347)	103,719
Obligations of state and political subdivisions	106,128	2,778	(75)	108,831
Corporate obligations	10,882	70	(15)	10,937
Mortgage-backed securities in government sponsored entities	105,039	1,062	(801)	105,300
Total available-for-sale securities	$393,165	$5,500	$(1,622)	$397,043

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$79,065	$2,403	$(52)	$81,416
U.S. treasury securities	27,442	601	-	28,043
Obligations of state and political subdivisions	100,089	2,938	(55)	102,972
Corporate obligations	6,413	96	-	6,509
Mortgage-backed securities in government sponsored entities	74,512	1,874	(137)	76,249
Total available-for-sale securities	$287,521	$7,912	$(244)	$295,189

Index
The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020 (in thousands). As of September 30, 2021, the Company owned 96 securities whose fair value was less than their cost basis.

September 30, 2021	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$9,391	$(172)	$4,776	$(212)	$14,167	$(384)
U.S. treasury securities	67,806	(347)	-	-	67,806	(347)
Obligations of state and political subdivisions	13,289	(49)	1,887	(26)	15,176	(75)
Corporate obligations	4,485	(15)	-	-	4,485	(15)
Mortgage-backed securities in government sponsored entities	41,491	(789)	5,216	(12)	46,707	(801)
Total securities	$136,462	$(1,372)	$11,879	$(250)	$148,341	$(1,622)

December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$13,720	$(52)	$-	$-	$13,720	$(52)
Obligations of states and political subdivisions	5,407	(55)	-	-	5,407	(55)
Mortgage-backed securities in government sponsored entities	14,600	(99)	5,633	(38)	20,233	(137)
Total securities	$33,727	$(206)	$5,633	$(38)	$39,360	$(244)

As of September 30, 2021 and December 31, 2020, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations, and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of market interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Index
Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2021 and 2020 were $29,198,000 and $18,621,000, respectively. Proceeds from sales of securities available-for-sale for the three months ended September 30, 2021 and 2020 were $24,153,000 and $13,145,000, respectively. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross gains on available for sale securities	$252	$192	$302	$309
Gross losses on available for sale securities	(90)	(7)	(90)	(7)
Net gains	$162	$185	$212	$302

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three and nine month periods ended September 30, 2021 and 2020, and the portion of unrealized gains for the period that relates to equity investments held at September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity securities	2021	2020	2021	2020
Net gains (losses) recognized in equity securities during the period	$72	$(33)	$288	$(276)
Less: Net gains realized on the sale of equity securities during the period	-	68	-	68
Net unrealized gains (losses)	$72	$(101)	$288	$(344)

Investment securities with an approximate carrying value of $288.1 million and $245.4 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at September 30, 2021, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$10,484	$10,602
Due after one year through five years	92,283	93,835
Due after five years through ten years	136,959	137,577
Due after ten years	153,439	155,029
Total	$393,165	$397,043
Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York. The recently completed MidCoast acquisition has expanded our lending market into Wilmington and Dover, Delaware.   Although the Company had a diversified loan portfolio at September 30, 2021 and December 31, 2020, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$204,853	$690	$19	$204,144
Commercial	657,485	8,761	2,199	646,525
Agricultural	312,442	4,428	1,651	306,363
Construction	68,408	-	-	68,408
Consumer	31,042	-	-	31,042
Other commercial loans	92,188	462	-	91,726
Other agricultural loans	28,562	991	-	27,571
State and political subdivision loans	47,928	-	-	47,928
Total	1,442,908	15,332	3,869	1,423,707
Allowance for loan losses	17,334	213	-	17,121
Net loans	$1,425,574	$15,119	$3,869	$1,406,586

Index
December 31, 2020	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$201,911	$990	$20	$200,901
Commercial	596,255	9,183	2,937	584,135
Agricultural	315,158	4,645	1,686	308,827
Construction	35,404	-	-	35,404
Consumer	30,277	2	-	30,275
Other commercial loans	114,169	1,335	232	112,602
Other agricultural loans	48,779	1,122	-	47,657
State and political subdivision loans	63,328	-	-	63,328
Total	1,405,281	17,277	4,875	1,383,129
Allowance for loan losses	15,815	510	-	15,305
Net loans	$1,389,466	$16,767	$4,875	$1,367,824

During 2021 the Company continued its participation in the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration (the “SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2021 and December 31, 2020, the Company had outstanding principal balances of $20.8 million and $37.2 million, respectively, of PPP loans that are included in other commercial loans. During 2021, the Company originated $24.3 million of loans, of which $17.9 million remain outstanding as of September 30, 2021. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. The SBA has issued guidance for forgiveness with a streamlined approach for loans of $150,000 or less.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $1.1 million in fees associated with the processing of the loans outstanding as of September 30,2021. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. As of September 30, 2021, $947,000 of deferred fees related to the PPP loans remain to be amortized.

The Company evaluated whether loans acquired as part of the MidCoast acquisition were within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired (“PCI”) loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between April 17, 2020 (the “acquisition date”) and September 30, 2021. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the MidCoast acquisition was $3,563,000 at September 30, 2021.

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

Index
The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the MidCoast acquisition as of April 17, 2020 (in thousands):

April 17, 2020
Contractually required principal and interest at acquisition	$8,801
Non-accretable discount	(2,966)
Expected cash flows	5,835
Accretable discount	$(966)
Estimated fair value	$4,869

Changes in the accretable yield for PCI loans were as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$584	$987	$788	$89
Acquisition of Midcoast	-	-	-	966
Reclassification of non-accretable discount	29	-	29	-
Accretion	(135)	(100)	(339)	(168)
Balance at end of period	$478	$887	$478	$887

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	September 30, 2021	December 31, 2020
Outstanding balance	$6,935	$8,958
Carrying amount	3,869	4,875

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

Index
The following table includes the recorded investment and unpaid principal balances for impaired loan receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

September 30, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$757	$561	$46	$607	$7
Home Equity	100	38	45	83	7
Commercial	9,650	7,937	824	8,761	85
Agricultural	4,708	2,734	1,694	4,428	17
Other commercial loans	1,088	366	96	462	34
Other agricultural loans	1,207	13	978	991	63
State and political subdivision loans	-	-	-	-	-
Total	$17,510	$11,649	$3,683	$15,332	$213

December 31, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$1,070	$740	$123	$863	$9
Home Equity	150	70	57	127	9
Commercial	9,847	8,323	860	9,183	95
Agricultural	4,811	2,799	1,846	4,645	83
Construction	-	-	-	-	-
Consumer	2	2	-	2	-
Other commercial loans	1,908	1,094	241	1,335	170
Other agricultural loans	1,262	19	1,103	1,122	144
Total	$19,050	$13,047	$4,230	$17,277	$510

The following tables includes the average balance of impaired loan receivables by class and the income recognized on these receivables for the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	September 30, 2021			September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$727	$12	$-	$998	$15	$-
Home Equity	106	4	-	142	5	-
Commercial	8,902	211	23	10,836	294	20
Agricultural	4,513	64	-	3,718	58	-
Consumer	1	-	-	3	-	-
Other commercial loans	876	2	-	1,757	2	-
Other agricultural loans	1,069	3	-	1,275	6	-
Total	$16,194	$296	$23	$18,729	$380	$20

Index
	For the Three Months Ended
	September 30, 2021			September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$613	$4	$-	$900	$5	$-
Home Equity	84	1	-	138	2	-
Commercial	8,688	77	8	9,436	75	18
Agricultural	4,454	21	-	3,633	18	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	5	-	-
Other commercial loans	486	1	-	1,626	-	-
Other agricultural loans	1,022	-	-	1,259	2	-
State and political subdivision loans	-	-	-	-	-	-
Total	$15,347	$104	$8	$16,997	$102	$18

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

Index
The following tables represent credit exposures by internally assigned grades as of September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$621,044	$27,862	$8,579	$-	$-	$657,485
Agricultural	293,926	12,679	5,837	-	-	312,442
Construction	68,408	-	-	-	-	68,408
Other commercial loans	88,080	2,908	1,150	50	-	92,188
Other agricultural loans	26,583	984	995	-	-	28,562
State and political subdivision loans	47,724	204	-	-	-	47,928
Total	$1,145,765	$44,637	$16,561	$50	$-	$1,207,013

December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$563,121	$24,329	$8,805	$-	$-	$596,255
Agricultural	289,216	14,307	11,635	-	-	315,158
Construction	35,404	-	-	-	-	35,404
Other commercial loans	106,604	3,808	3,672	85	-	114,169
Other agricultural loans	45,758	1,431	1,590	-	-	48,779
State and political subdivision loans	58,649	4,372	307	-	-	63,328
Total	$1,098,752	$48,247	$26,009	$85	$-	$1,173,093

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$151,907	$610	$19	$152,536
Home Equity	52,256	61	-	52,317
Consumer	31,040	2	-	31,042
Total	$235,203	$673	$19	$235,895

December 31, 2020	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$145,843	$1,039	$20	$146,902
Home Equity	54,961	48	-	55,009
Consumer	30,247	30	-	30,277
Total	$231,051	$1,117	$20	$232,188

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$340	$110	$200	$650	$151,867	$19	$152,536	$37
Home Equity	18	8	49	75	52,242	-	52,317	44
Commercial	668	94	2,254	3,016	652,270	2,199	657,485	-
Agricultural	530	10	1,358	1,898	308,893	1,651	312,442	-
Construction	-	-	-	-	68,408	-	68,408	-
Consumer	104	-	2	106	30,936	-	31,042	2
Other commercial loans	52	-	366	418	91,770	-	92,188	-
Other agricultural loans	2	33	-	35	28,527	-	28,562	-
State and political subdivision loans	-	-	-	-	47,928	-	47,928	-
Total	$1,714	$255	$4,229	$6,198	$1,432,841	$3,869	$1,442,908	$83

Loans considered non-accrual	$477	$10	$4,146	$4,633	$4,225	$-	$8,858
Loans still accruing	1,237	245	83	1,565	1,428,616	3,869	1,434,050
Total	$1,714	$255	$4,229	$6,198	$1,432,841	$3,869	$1,442,908

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$864	$414	$518	$1,796	$145,086	$20	$146,902	$252
Home Equity	152	62	34	248	54,761	-	55,009	23
Commercial	836	439	1,822	3,097	590,221	2,937	596,255	70
Agricultural	2,283	-	1,329	3,612	309,860	1,686	315,158	150
Construction	-	-	-	-	35,404	-	35,404	-
Consumer	147	9	30	186	30,091	-	30,277	30
Other commercial loans	930	-	133	1,063	112,874	232	114,169	-
Other agricultural loans	1,044	-	-	1,044	47,735	-	48,779	-
State and political subdivision loans	-	-	-	-	63,328	-	63,328	-
Total	$6,256	$924	$3,866	$11,046	$1,389,360	$4,875	$1,405,281	$525

Loans considered non-accrual	$3,032	$28	$3,341	$6,401	$4,331	$-	$10,732
Loans still accruing	3,224	896	525	4,645	1,385,029	4,875	1,394,549
Total	$6,256	$924	$3,866	$11,046	$1,389,360	$4,875	$1,405,281

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

The following table reflects the loan receivables, excluding PCI loans, on non-accrual status as of September 30, 2021 and December 31, 2020, respectively. The balances are presented by class of loan receivable (in thousands):

	September 30, 2021	December 31, 2020
Real estate loans:
Mortgages	$573	$787
Home Equity	17	25
Commercial	3,778	4,529
Agricultural	3,196	3,133
Other commercial loans	416	1,284
Other agricultural loans	878	974
	$8,858	$10,732

Loan Modifications Related to COVID-19

The Company has elected to follow the loan modification guidance under Section 4013 of the CARES Act with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. Under section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. A modification of six months or less is considered to be a short-term loan modification. In response to the COVID-19 pandemic, the Company has prudently executed loan modifications for existing loan customers, which includes deferrals of interest and in certain cases deferrals of principal and interest. The following table presents information regarding loans which were subject to a loan modification related to COVID-19 during 2021, with balances as of December 31, 2020 and September 30, 2021, as well as the balance by modification type as of September 30, 2021 (dollars in thousands).

	Number of loans	Balance as of December 31, 2020	Number of loans	Balance as of September 30, 2021	Principal and Interest Deferral	Principal Deferral	% of loans as of September 30, 2021
Real estate loans:
Mortgages	1	$209	-	$-	$-	$-	0.00%
Home Equity	1	49	-	-	-	-	0.00%
Commercial	12	26,039	-	-	-	-	0.97%
Agricultural	3	181	-	-	-	-	0.00%
Other commercial loans	2	249	-	-	-	-	0.00%
Total	19	$26,727	-	$-	$-	$-	0.00%

Index
Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  As of September 30, 2021 and December 31, 2020, included within the allowance for loan losses are reserves of $91,000 and $257,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 were as follows (dollars in thousands):

	For the Nine Months Ended September 30, 2021
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	3	$-	$1,407	$-	$1,407
Total	-	3	$-	$1,407	$-	$1,407

	For the Three Months Ended September 30, 2020
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$-	$276	$-	$276
Consumer	-	1	-	3	-	3
Total	-	2	$-	$279	$-	$279

Index
	For the Nine Months Ended September 30, 2020
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	3	$-	$682	$-	$682
Agricultural	-	1	-	150	-	150
Consumer	-	1	-	3	-	3
Total	-	5	$-	$835	$-	$835

There were no loan modifications that were considered TDRs during the three months ended September 30, 2021.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which began January 1, 2020 and 2019 (9 month periods) and July 1, 2021 and 2020 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$-	1	$110	-	$-	1	$110
Total recidivism	-	$-	1	$110	-	$-	1	$110

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30, 2021			December 31, 2020
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$14	$1,176	$1,190	$18	$1,156	$1,174
Commercial	85	7,593	7,678	95	6,121	6,216
Agricultural	17	4,729	4,746	83	4,870	4,953
Construction	-	538	538	-	122	122
Consumer	-	318	318	-	321	321
Other commercial loans	34	1,097	1,131	170	1,056	1,226
Other agricultural loans	63	385	448	144	720	864
State and political subdivision loans	-	296	296	-	479	479
Unallocated	-	989	989	-	460	460
Total	$213	$17,121	$17,334	$510	$15,305	$15,815

Index
The following tables roll forward the balance of the ALLL by portfolio segment for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	For the three months ended September 30, 2021
	Balance at June 30, 2021	Charge-offs	Recoveries	Provision	Balance at September 30, 2021
Real estate loans:
Residential	$1,174	$-	$-	$16	$1,190
Commercial	7,106	-	-	572	7,678
Agricultural	4,706	-	-	40	4,746
Construction	496	-	-	42	538
Consumer	85	(7)	4	236	318
Other commercial loans	1,328	-	6	(203)	1,131
Other agricultural loans	583	-	-	(135)	448
State and political subdivision loans	404	-	-	(108)	296
Unallocated	1,049	-	-	(60)	989
Total	$16,931	$(7)	$10	$400	$17,334

	For the three months ended September 30, 2020
	Balance at June 30, 2020	Charge-offs	Recoveries	Provision	Balance at September 30, 2020
Real estate loans:
Residential	$1,206	$-	$-	$13	$1,219
Commercial	4,944	(220)	3	579	5,306
Agricultural	5,061	(4)	19	(270)	4,806
Construction	81	-	-	4	85
Consumer	362	(12)	3	(1)	352
Other commercial loans	1,201	(1)	4	26	1,230
Other agricultural loans	821	-	-	(86)	735
State and political subdivision loans	547	-	-	(33)	514
Unallocated	604	-	-	318	922
Total	$14,827	$(237)	$29	$550	$15,169

	For the nine months ended September 30, 2021
	Balance at December 31, 2020	Charge-offs	Recoveries	Provision	Balance at September 30, 2021
Real estate loans:
Residential	$1,174	$-	$-	$16	$1,190
Commercial	6,216	-	89	1,373	7,678
Agricultural	4,953	-	-	(207)	4,746
Construction	122	-	-	416	538
Consumer	321	(16)	16	(3)	318
Other commercial loans	1,226	(133)	13	25	1,131
Other agricultural loans	864	-	-	(416)	448
State and political subdivision loans	479	-	-	(183)	296
Unallocated	460	-	-	529	989
Total	$15,815	$(149)	$118	$1,550	$17,334

Index
	For the nine months ended September 30, 2020
	Balance at December 31, 2019	Charge-offs	Recoveries	Provision	Balance at September 30, 2020
Real estate loans:
Residential	$1,114	$-	$-	$105	$1,219
Commercial	4,549	(221)	37	941	5,306
Agricultural	5,022	(4)	19	(231)	4,806
Construction	43	-	-	42	85
Consumer	112	(30)	15	255	352
Other commercial loans	1,255	(1)	9	(33)	1,230
Other agricultural loans	961	-	-	(226)	735
State and political subdivision loans	536	-	-	(22)	514
Unallocated	253	-	-	669	922
Total	$13,845	$(256)	$80	$1,500	$15,169

The Company allocates the ALLL based on the factors described below, which conform to the Company’s loan classification policy and credit quality measurements. In reviewing risk within the Company’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The ALLL consists of amounts applicable to: (i) residential real estate loans; (ii) residential real estate home equity loans; (iii) commercial real estate loans; (iv) agricultural real estate loans; (v) real estate construction loans; (vi) other commercial and agricultural loans; (vii) consumer loans; (viii) other agricultural loans and (ix) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non-classified loans. The following qualitative factors are analyzed:

•	Level of and trends in delinquencies and impaired/classified loans
▪	Change in volume and severity of past due loans
▪	Volume and severity of non-accrual loans
▪	Volume and severity of classified, adversely or graded loans;
•	Level of and trends in charge-offs and recoveries;
•	Trends in volume, terms and nature of the loan portfolio;
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices;
•	Changes in the quality of the Company’s loan review system;
•	Experience, ability and depth of lending management and other relevant staff;
•	National, state, regional and local economic trends and business conditions
▪	General economic conditions
▪	Unemployment rates
▪	Inflation rate/ Consumer Price Index
▪	Changes in values of underlying collateral for collateral-dependent loans;
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses;
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations; and
•	Any change in the level of board oversight.

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

Index
For the three months ended September 30, 2021, the allowance for commercial real estate loans increased due to loans acquired as part of the MidCoast acquisition maturing and then renewed and becoming subject to the Company’s allowance calculation. The factor related to volume and severity of past due loans was decreased for other commercial loans due to a decrease in past due loans. The factor related to the volume and severity of classified, adversely or graded loans was decreased for state and political loans due to a decrease in classified loans.

For the nine months ended September 30, 2021, the allowance for commercial real estate loans and other commercial loans increased due to loans acquired as part of the MidCoast acquisition maturing and then renewed and becoming subject to the Company’s allowance calculation. The factor related to level of past due loans for residential real estate loans and other commercial loans was decreased due to a decrease in past due loans. The factor related to volume of non-accrual loans was decreased for commercial real estate loans due to a decrease in the volume of non-accrual loans. The factor related to the volume and severity of classified, adversely or graded loans as decreased for agricultural real estate, other agricultural and state and political loans due to a decrease in classified loans. The factors for trends in volume, terms and nature of the portfolio, experience and depth of lending management and relevant staff, and changes in value of underlying value of collateral were increased for the construction loan portfolio due to the increase in the overall size of the portfolio, the increase in the size of individual construction loans and the complexity of the construction projects funded.

For the three months ended September 30, 2020, the allowance for commercial real estate, agricultural real estate and other agricultural loans was increased due to a general deterioration in economic activity as a result of the Covid-19 pandemic. In addition, residential real estate loans was increased due to an increase in past due loans. The factor related to the volume and severity of classified, adversely or graded loans was decreased for municipal loans, agriculture real estate loans and other agricultural loans due to a decrease in classified loans.  The decrease in the provision for agricultural real estate loans and  other agricultural loans is due to the decrease in outstanding loans in these loan portfolios as of September 30, 2020 compared to September 30, 2020.

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2021 and December 31, 2020, included within other assets are $1,268,000 and $1,836,000, respectively, of foreclosed assets. As of September 30, 2021, included within the foreclosed assets are $269,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of September 30, 2021, the Company had initiated formal foreclosure proceedings on $239,000 of consumer residential mortgages, which had not yet been transferred into foreclosed assets. In accordance with various state regulations, foreclosure actions have been suspended into the fourth quarter.

Index
Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,513	$(1,335)	$1,178	$2,153	$(1,131)	$1,022
Core deposit intangibles	1,943	(1,444)	499	1,943	(1,297)	646
Total amortized intangible assets	$4,456	$(2,779)	$1,677	$4,096	$(2,428)	$1,668
Unamortized intangible assets:
Goodwill	$31,376			$31,376

(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). We based our projections of amortization expense shown below on existing asset balances at September 30, 2021. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended September 30, 2021 (actual)	$65	$49	$114
Nine months ended September 30, 2021 (actual)	204	147	351
Three months ended September 30, 2020 (actual)	46	57	103
Nine months ended September 30, 2020 (actual)	144	162	306
Estimate for year ending December 31,
Remaining 2021	81	45	126
2022	289	156	445
2023	230	121	351
2024	181	85	266
2025	137	50	187
Thereafter	260	42	302
Total	$1,178	$499	$1,677

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	Affected line item on the Consolidated Statement of Income
Service cost	$78	$82	$303	$247	Salary and Employee Benefits
Interest cost	55	83	215	249	Other Expenses
Expected return on plan assets	(208)	(215)	(712)	(646)	Other Expenses
Partial Settlement	-	-	-	307	Other Expenses
Net amortization and deferral	94	59	267	175	Other Expenses
Net periodic benefit cost	$19	$9	$73	$332

The Bank does not expect to contribute to the Pension Plan during 2021.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of September 30, 2021, 119,637 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three and nine months ended September 30, 2021:

	Three months		Nine months
	Unvested Shares	Weighted Average Market Price	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	6,622	$57.74	10,202	$55.93
Granted	795	63.12	4,414	60.21
Forfeited	-	-	(60)	(54.07)
Vested	-	-	(7,139)	(56.44)
Outstanding, end of period	7,417	$58.32	7,417	$58.32

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $239,000 and $248,000 for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, compensation expense totaled $79,000 and $83,000, respectively. At September 30, 2021, the total compensation cost related to nonvested awards that had not yet been recognized was $433,000, which is expected to be recognized over the next three years.

Index
Note 8 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive income by component, net of tax, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30, 2021
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2020	$6,058	$(3,462)	$(9)	$2,587
Other comprehensive income (loss) before reclassifications (net of tax)	(2,827)	-	1,175	(1,652)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(167)	201	-	34
Net current period other comprehensive income (loss)	(2,994)	201	1,175	(1,618)
Balance as of September 30, 2021	$3,064	$(3,261)	$1,166	$969

	Nine months ended September 30, 2020
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2019	$2,290	$(2,919)	$-	$(629)
Other comprehensive income (loss) before reclassifications (net of tax)	3,705	-	(353)	3,352
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(239)	381	-	142
Net current period other comprehensive income (loss)	3,466	381	(353)	3,494
Balance as of September 30, 2020	$5,756	$(2,538)	$(353)	$2,865

	Three months ended September 30, 2021
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of June 30, 2021	$3,923	$(3,326)	$1,013	$1,610
Other comprehensive income (loss) before reclassifications (net of tax)	(731)	-	153	(578)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(128)	65	-	(63)
Net current period other comprehensive income (loss)	(859)	65	153	(641)
Balance as of September 30, 2021	$3,064	$(3,261)	$1,166	$969

	Three months ended September 30, 2020
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of June 30, 2020	$5,938	$(2,585)	$(446)	$2,907
Other comprehensive income (loss) before reclassifications (net of tax)	(35)	-	93	58
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(147)	47	-	(100)
Net current period other comprehensive income (loss)	(182)	47	93	(42)
Balance as of September 30, 2020	$5,756	$(2,538)	$(353)	$2,865

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended September 30,
	2021	2020
Unrealized gains and losses on available for sale securities
	$162	$185	Available for sale securities gains, net
	(34)	(38)	Provision for income taxes
	$128	$147

Defined benefit pension items
	$(81)	$(59)	Other expenses
	16	12	Provision for income taxes
	$(65)	$(47)

Total reclassifications	$63	$100

Nine Months Ended September 30,
	2021	2020
Unrealized gains and losses on available for sale securities
	$212	$302	Available for sale securities gains, net
	(45)	(63)	Provision for income taxes
	$167	$239

Defined benefit pension items
	$(254)	$(482)	Other expenses
	53	101	Provision for income taxes
	$(201)	$(381)

Total reclassifications	$(34)	$(142)

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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2021	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets:
Equity securities	$2,219	$-	$-	$2,219
Available for sale securities:
U.S. Agency securities	-	68,256	-	68,256
U.S. Treasury securities	103,719	-	-	103,719
Obligations of state and political subdivisions	-	108,831	-	108,831
Corporate obligations	-	10,937	-	10,937
Mortgage-backed securities in government sponsored entities	-	105,300	-	105,300
Other Assets
Derivative instruments	-	3,390	-	3,390
Liabilities:
Derivative instruments	-	(1,913)	-	(1,913)

December 31, 2020	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets:
Equity securities	$1,931	$-	$-	$1,931
Available for sale securities:
U.S. Agency securities	-	81,416	-	81,416
U.S. Treasuries securities	28,043	-	-	28,043
Obligations of state and political subdivisions	-	102,972	-	102,972
Corporate obligations	-	6,509	-	6,509
Mortgage-backed securities in government sponsored entities	-	76,249	-	76,249
Derivative instruments	-	1,111	-	1,111
Liabilities:
Derivative instruments	-	(1,122)	-	(1,122)

Index
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020 are included in the table below (in thousands):

September 30, 2021	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,031	$3,031
Other real estate owned	-	-	631	631

December 31, 2020	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,243	$3,243
Other real estate owned	-	-	1,700	1,700

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $309,000 and $356,000 at September 30, 2021 and December 31, 2020, respectively.

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

September 30, 2021	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$3,031	Appraised Collateral Values	Discount for time since appraisal	0-100%	15.89%
			Selling costs	5%-10%	9.56%
			Holding period	0 - 12 months	11.91 months

Other real estate owned	631	Appraised Collateral Values	Discount for time since appraisal	20-41%	39.67%

December 31, 2020	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	3,243	Appraised Collateral Values	Discount for time since appraisal	0-100%	20.61%
			Selling costs	5%-10%	9.51%
			Holding period	6 - 12 months	11.65 months

Other real estate owned	1,700	Appraised Collateral Values	Discount for time since appraisal	20-31%	28.67%

Index
Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

September 30, 2021	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$11,274	$11,274	$-	$-	$11,274
Loans held for sale	3,199	3,199	-	-	3,199
Net loans	1,425,574	1,430,157	-	-	1,430,157

Financial liabilities:
Deposits	1,740,969	1,742,914	1,407,228	-	335,686
Borrowed funds	78,200	77,000	-	-	77,000

December 31, 2020	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$13,758	$13,758	$-	$-	$13,758
Loans held for sale	14,640	14,640	-	-	14,640
Net loans	1,389,466	1,404,166	-	-	1,404,166

Financial liabilities:
Deposits	1,588,858	1,593,738	1,207,666	-	386,075
Borrowed funds	88,838	88,263	-	-	88,263

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update), to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU was effective upon issuance and did not have a significant impact on the Company’s financial statements.

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

•
Government action in response to the COVID-19 pandemic and its effects on our business and operations, including vaccination mandates and their effects on our workforce, human capital resources and infrastructure.

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

Introduction

The following is management’s discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results you may expect for the full year.

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

During 2021, we modified 19 primarily business related loans totaling $26.7 million, which have all returned to their original terms as of September 30, 2021. Additionally, in accordance with government regulations, we have paused certain foreclosure actions in accordance with state mandates.

Index
We also are participating in the Paycheck Protection Program for loans provided under the auspices of the Small Business Administration (SBA). As of September 30, 2021, we had outstanding 267 loans with balances totaling $20.8 million that earn interest at 1% per annum and are expected to generate fee revenue of approximately $947,000 over the next 21 months. A portion of these loans may be forgiven by the SBA depending on the customers usage of the proceeds.

The Company tracks industry concentrations to identify risks that could lead to additional credit exposure. As a result of the Covid 19 pandemic, the Company has determined that hotels/motels, restaurants and amusement/theme parks represent a higher level of credit risk. At September 30, 2021, the Company has limited loan concentrations to these industries as follows:
•	Hotels/Motels - $73.3 million or 5.1% of outstanding loans
•	Restaurants - $25.3 million or 1.8% of outstanding loans
•	Amusement/Theme parks - $9.4 million, or 0.7% of outstanding loans

Our agricultural relationships are also being strained by the pandemic as demand for certain products has declined and processing plant issues have resulted in strains on our customers as a result of the pandemic. Agricultural lending comprises $341.0 million, or 23.7% of outstanding balances as of September 30, 2021. The federal government has provided financial assistance to some of our customers through various programs to combat some of the impact of the COVID-19 pandemic.

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

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of September 30, 2021 and December 31, 2020, the Trust Department had $148.4 million and $150.3 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $241.0 million at December 31, 2020 to $273.5 million at September 30, 2021. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $22,174,000 for the first nine months of 2021 compared to $17,876,000 for last year’s comparable period, an increase of $4,298,000, or 24.0%. Basic earnings per share for the first nine months of 2021 were $5.62, compared to $4.69 for last year’s comparable period, representing a 19.8% increase.  Annualized return on assets and return on equity for the nine months of 2021 were 1.49% and 14.66%, respectively, compared with 1.43% and 13.85% for last year’s comparable period.

Net income for the three months ended September 30, 2021 was $7,064,000 compared to $8,007,000 in the comparable 2020 period, a decrease of $943,000 or 11.8%. Basic earnings per share for the three months ended September 30, 2021 were $1.79, compared to $2.02 for last year’s comparable period, representing a 11.4% decrease. Annualized return on assets and return on equity for the quarter ended September 30, 2021 was 1.40% and 13.65%, respectively, compared with 1.75% and 17.36% for the same 2020 period.

Index
Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first nine months of 2021 was $49,243,000, an increase of $3,597,000, or 7.9%, compared to the same period in 2020.  For the first nine months of 2021 the provision for loan losses was $1,550,000, an increase of $50,000 over the comparable period in 2020. Consequently, net interest income after the provision for loan losses was $47,693,000 in the first nine months of 2021 compared to $44,146,000 during the first nine months of 2020.

For the three months ended September 30, 2021, net interest income was $16,590,000 compared to $16,470,000, an increase of $120,000, or 0.7% over the comparable period in 2020. The provision for loan losses in the third quarter was $400,000 compared to $550,000 for last year’s third quarter.  Consequently, net interest income after the provision for loan losses was $16,190,000 for the quarter ended September 30, 2021 compared to $15,920,000 in 2020.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and nine months ended September 30, 2021 and 2020 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates
	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	109,272	86	0.11	35,580	23	0.09
Total short-term investments	109,272	86	0.11	35,580	23	0.09
Interest bearing time deposits at banks	12,952	249	2.57	14,266	275	2.57
Investment securities:
Taxable	238,438	3,156	1.76	185,220	3,487	2.51
Tax-exempt (3)	103,559	2,091	2.69	74,664	1,693	3.02
Total investment securities	341,997	5,247	2.05	259,884	5,180	2.66
Loans (2)(3)(4):
Residential mortgage loans	203,300	7,464	4.91	212,912	8,450	5.30
Construction	52,409	1,602	4.09	25,715	952	4.95
Commercial Loans	732,554	26,914	4.91	556,133	22,282	5.35
Agricultural Loans	351,478	11,322	4.31	357,498	12,096	4.52
Loans to state & political subdivisions	54,994	1,505	3.66	89,407	2,709	4.05
Other loans	22,912	1,028	6.00	17,878	794	5.93
Loans, net of discount	1,417,647	49,835	4.70	1,259,543	47,283	5.01
Total interest-earning assets	1,881,868	55,417	3.94	1,569,273	52,761	4.49
Cash and due from banks	6,560			7,643
Bank premises and equipment	17,212			17,152
Other assets	75,818			75,238
Total non-interest earning assets	99,590			100,033
Total assets	1,981,458			1,669,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	450,636	1,086	0.32	374,347	904	0.32
Savings accounts	285,124	249	0.12	237,873	387	0.22
Money market accounts	248,495	502	0.27	196,985	810	0.55
Certificates of deposit	357,460	2,708	1.01	333,044	3,178	1.27
Total interest-bearing deposits	1,341,715	4,545	0.45	1,142,249	5,279	0.62
Other borrowed funds	87,200	924	1.42	92,120	960	1.39
Total interest-bearing liabilities	1,428,915	5,469	0.51	1,234,369	6,239	0.68
Demand deposits	335,188			246,424
Other liabilities	15,724			16,390
Total non-interest-bearing liabilities	350,912			262,814
Stockholders’ equity	201,631			172,123
Total liabilities & stockholders’ equity	1,981,458			1,669,306
Net interest income		49,948			46,522
Net interest spread (5)			3.43%			3.81%
Net interest income as a percentage of average interest-earning assets			3.55%			3.96%
Ratio of interest-earning assets to interest-bearing liabilities			132%			127%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
	Analysis of Average Balances and Interest Rates
	Three Months Ended
	September 30, 2021			September 30, 2020
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	111,392	40	0.14	67,954	14	0.08
Total short-term investments	111,392	40	0.14	67,954	14	0.08
Interest bearing time deposits at banks	12,129	78	2.55	14,143	92	2.59
Investment securities:
Taxable	264,740	1,158	1.75	192,641	1,077	2.24
Tax-exempt (3)	107,125	709	2.65	84,097	614	2.92
Total investment securities	371,865	1,867	2.01	276,738	1,691	2.45
Loans (2)(3)(4):
Residential mortgage loans	203,426	2,417	4.71	209,161	2,807	5.34
Construction	67,780	671	3.93	29,087	356	4.87
Commercial Loans	745,313	8,976	4.78	652,380	8,472	5.17
Agricultural Loans	344,365	3,728	4.29	356,164	3,971	4.44
Loans to state & political subdivisions	49,673	437	3.49	83,671	872	4.15
Other loans	16,678	347	8.25	30,460	401	5.24
Loans, net of discount	1,427,235	16,576	4.61	1,360,923	16,879	4.93
Total interest-earning assets	1,922,621	18,561	3.83	1,719,758	18,676	4.32
Cash and due from banks	6,542			7,350
Bank premises and equipment	17,259			17,802
Other assets	71,329			90,238
Total non-interest earning assets	95,130			115,390
Total assets	2,017,751			1,835,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	466,981	383	0.33	406,635	211	0.21
Savings accounts	297,470	74	0.10	247,414	96	0.15
Money market accounts	258,872	163	0.25	218,682	215	0.39
Certificates of deposit	336,782	802	0.94	382,551	1,113	1.16
Total interest-bearing deposits	1,360,105	1,422	0.41	1,255,282	1,635	0.52
Other borrowed funds	80,275	330	1.63	98,350	281	1.14
Total interest-bearing liabilities	1,440,380	1,752	0.48	1,353,632	1,916	0.56
Demand deposits	358,716			280,457
Other liabilities	11,683			16,611
Total non-interest-bearing liabilities	370,399			297,068
Stockholders’ equity	206,972			184,448
Total liabilities & stockholders’ equity	2,017,751			1,835,148
Net interest income		16,809			16,760
Net interest spread (5)			3.35%			3.76%
Net interest income as a percentage of average interest-earning assets			3.47%			3.88%
Ratio of interest-earning assets to interest-bearing liabilities			133%			127%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three and nine months ended September 30, 2021 and 2020.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended September 30, 2021 and 2020 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$1,837	$1,668	$5,143	$5,122
Tax equivalent adjustment	148	129	439	356
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$1,985	$1,797	$5,582	$5,478

Interest and fees on loans (non-tax adjusted)	$16,505	$16,718	$49,569	$46,763
Tax equivalent adjustment	71	161	266	520
Interest and fees on loans (tax equivalent basis)	$16,576	$16,879	$49,835	$47,283

Total interest income	$18,342	$18,386	$54,712	$51,885
Total interest expense	1,752	1,916	5,469	6,239
Net interest income	16,590	16,470	49,243	45,646
Total tax equivalent adjustment	219	290	705	876
Net interest income (tax equivalent basis)	$16,809	$16,760	$49,948	$46,522

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September 30, 2021 vs 2020 (1)			Nine months ended September 30, 2021 vs 2020 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$12	$14	$26	$57	$6	$63
Interest bearing time deposits at banks	(13)	(1)	(14)	(25)	(1)	(26)
Investment securities:
Taxable	195	(114)	81	856	(1,187)	(331)
Tax-exempt	144	(49)	95	555	(157)	398
Total investments	339	(163)	176	1,411	(1,344)	67
Loans:
Residential mortgage loans	(68)	(322)	(390)	(378)	(608)	(986)
Construction	368	(53)	315	781	(131)	650
Commercial Loans	1,041	(537)	504	6,259	(1,627)	4,632
Agricultural Loans	(119)	(124)	(243)	(212)	(562)	(774)
Loans to state & political subdivisions	(312)	(123)	(435)	(964)	(240)	(1,204)
Other loans	204	(258)	(54)	225	9	234
Total loans, net of discount	1,114	(1,417)	(303)	5,711	(3,159)	2,552
Total Interest Income	1,452	(1,567)	(115)	7,154	(4,498)	2,656
Interest Expense:
Interest-bearing deposits:
NOW accounts	36	136	172	183	(1)	182
Savings accounts	29	(51)	(22)	104	(242)	(138)
Money Market accounts	55	(107)	(52)	325	(633)	(308)
Certificates of deposit	(121)	(190)	(311)	257	(727)	(470)
Total interest-bearing deposits	(1)	(212)	(213)	869	(1,603)	(734)
Other borrowed funds	(35)	84	49	(54)	18	(36)
Total interest expense	(36)	(128)	(164)	815	(1,585)	(770)
Net interest income	$1,488	$(1,439)	$49	$6,339	$(2,913)	$3,426

(1)
The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Index
Tax equivalent net interest income increased from $46,522,000 for the nine month period ended September 30, 2020 to $49,948,000 for the nine month period ended September 30, 2021, an increase of $3,426,000. The tax equivalent net interest margin decreased from 3.96% for the first nine months of 2020 to 3.55% for the comparable period in 2021. The decrease is primarily caused by the decrease in the yield of interest-earning assets due to the low market interest rate environment in response to the pandemic.

Total tax equivalent interest income for the 2021 nine month period increased $2,656,000 as compared to the 2020 nine month period. This increase was a result of an increase of $7,154,000 due to a change in volume as average interest-bearing assets increased $312.6 million. As a result of the low rate interest environment, the yield on average interest earning assets decreased 55 basis point from 4.49% to 3.94% resulting in a decrease interest income of $4,498,000.

Tax equivalent investment income for the nine months ended September 30, 2021 increased $110,000 over the same period last year. The primary cause of the increase in the average balance of investment securities of $82.1 million.

•
The yield on taxable securities decreased 75 basis points from 2.51% to 1.76% as a result of purchases made in a lower rate environment in both 2020 and 2021. This resulted in a decrease in investment income of $1,187,000. The average balance of taxable securities increased $53.2 million due to purchases made as a result of substantial deposit growth, which resulted in an increase in investment income of $856,000.

•
The average balance of tax-exempt securities increased by $28.9 million, which resulted in an increase in investment income of $555,000. The yield on tax-exempt securities decreased 33 basis points from 3.02% to 2.69%, which corresponds to a decrease in interest income of $157,000. The yield decrease was attributable to higher yielding securities being called and maturing and being replaced by securities that were purchased in a lower rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $2,552,000 for the nine months ended September 30, 2021 compared to the same period last year, as a result of the MidCoast acquisition that closed in the second quarter of 2020 and loan growth achieved in the second half of 2020 and the first nine months of 2021 that occurred primarily in our Delaware market.

•
Interest income on residential mortgage loans decreased $986,000. The average balance of residential mortgage loans decreased $9.6 million due to refinancings in the secondary market resulting in a decrease of $378,000 due to volume. The change due to rate was a decrease of $608,000 as the average yield on residential mortgages decreased from 5.30% to 4.91% as a result of the lower rate environment due to the COVID-19 pandemic.

•
The average balance of construction loans increased $26.7 million as a result of projects in our central and south central Pennsylvania markets, as well as the Delaware market. This resulted in an increase of $781,000 on total interest income due to volume.

Index
•
The average balance of commercial loans increased $176.4 million from a year ago. The growth was primarily attributable to the MidCoast acquisition and growth in Delaware. This had a positive impact of $6,259,000 on total interest income due to volume. The yield decreased 44 basis points to 4.91% due to the lower rate environment caused by the pandemic, which decreased loan interest income $1,627,000.

•
Interest income on agricultural loans decreased $774,000 from 2020 to 2021. The decrease in the average balance of agricultural loans of $6.0 million resulted in a decrease in interest income due to volume of $212,000. The yield on agricultural loans decreased 21 basis points to 4.31%, which decreased loan interest income $562,000.

•
The average balance of state and political subdivision loans decreased $34.4 million from a year ago as a result of pay-offs during 2020 and 2021. This resulted in a decrease of $964,000 on total interest income due to volume.

•	The average balance of other loans increased $5.0 million as a result of outstanding student loans. This resulted in an increase of $225,000 on total interest income due to volume.

Total interest expense decreased $770,000 for the nine months ended September 30, 2021 compared with the comparative period last year as a result of a decrease in the cost of interest-bearing liabilities. Interest expense decreased $1,585,000 due to rate as a result of a decrease in the average rate paid on interest-bearing liabilities from 0.68% to 0.51%. The decrease was driven by the Federal Reserve interest rate cuts in the first quarter of 2020.

•
The average balance of interest bearing deposits increased $199.5 million from September 30, 2020 to September 30, 2021. The primary cause of the increase was the MidCoast acquisition completed in the second quarter of 2020 and government stimulus funds in response to the pandemic. We experienced increases of $76.3 million in NOW accounts, $47.3 million in savings accounts, $51.5 million in money market accounts and $24.4 million in certificates of deposit. The cumulative effect of these volume changes was an increase in interest expense of $869,000.  (see also “Financial Condition – Deposits”). The average rate paid on interest bearing deposits was 0.45% for the first nine months of 2021 and 0.62% for the comparable period in 2020. This resulted in a decrease in interest expense of $1,585,000. The decrease was due to the Federal Reserve cutting interest rates during the first quarter of 2020.

•
The average balance of other borrowed funds decreased $4.9 million from a year ago due to maturities in 2021 that were not replaced due to the liquidity obtained from deposit growth in 2021. This resulted in a decrease in interest expense of $54,000. There was an increase in the average rate paid on other borrowed funds from 1.39% to 1.42% due to the issuance of subordinated debt in the second quarter of 2021 resulting in an increase in interest expense of $18,000.

Tax equivalent net interest income for the three months ended September 30, 2021 was $16,809,000 which compares to $16,760,000 for the same period last year.  This represents an increase of $49,000 and was primarily caused by an increase in the volume of interest earning assets.

Total tax equivalent interest income was $18,561,000 for the three month period ended September 30, 2021, compared to $18,676,000 for the comparable period last year, a decrease of $115,000. The decrease was driven by the decrease in the yield on interest earning assets of 49 basis points. This corresponds to a decrease in interest income of $1,567,000. Offsetting the decrease caused by yield was an increase of $1,452,000 due to volume as interest earning assets increased $202.9 million.

Index
•
Total investment income increased by $176,000 compared to same period last year.  The primary cause of the increase was the increase in the average balance of investments of $95.1 million due to purchases made as a result of deposit growth, which corresponds to an increase in investment of $339,000. Yields on investments decreased 0.44% to 2.01%, which corresponds to a decrease of $163,000 in interest income. The decrease in yield is due to investments purchased in a low rate environment during the second half of 2020 and the first nine months of 2021.

•
Total loan interest income decreased $303,000 compared to the same period last year, with the change due to a decrease in yield of 0.32% to 4.61%, which corresponds to a decrease of $1,417,000.  As a result of growth primarily in Delaware, the average loan balance increased by $66.3 million, which corresponds to an increase in loan interest income of $1,114,000.

Total interest expense decreased $164,000 for the three months ended September 30, 2021 compared with last year as a result of the average rate on interest-bearing liabilities decreasing 8 basis points from 0.56% to 0.48%, which decreased interest expense $128,000.
•
The average balance of interest bearing deposits increased $104.8 million for the three month period ended September 30, 2021, as a result organic growth across all market areas that was driven by government stimulus. Due to a decrease in the average balance of certificates of deposit of $45.8 million, the changes due to volume for deposits was a decrease of $1,000. The rate paid on interest bearing deposits was 0.41% for the three months ended September 30, 2021 and 0.52% for the comparable period in 2020. This results in a decrease in interest expense of $212,000.

•
The average balance of other borrowed funds decreased $18.1 million from a year ago due to maturities in 2021 that were not replaced due to the liquidity obtained from deposit growth in 2021. This resulted in a decrease in interest expense of $36,000. There was an increase in the average rate on other borrowed funds from 1.14% to 1.63% as a result of issuing the subordinated notes at 4.0% resulting in an increase in interest expense of $84,000.

Provision for Loan Losses

For the nine month period ended September 30, 2021, we recorded a provision for loan losses of $1,550,000, which represents an increase of $50,000 from the $1,500,000 provision recorded in the corresponding nine months of last year. The provision was higher in 2021 due to loans acquired as part of the MidCoast acquisition maturing and being refinanced with the Company and now subject to the Company’s allowance calculation. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ended September 30, 2021, we recorded a provision of $400,000 compared to $550,000 in 2020 with the decrease being a result of the improved economic outlook compared to 2020 that was heavily impacted by the Covid 19 pandemic.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Service charges	$3,479	$3,107	$372	12.0
Trust	674	542	132	24.4
Brokerage and insurance	1,190	941	249	26.5
Gains on loans sold	1,109	1,282	(173)	(13.5)
Equity security (losses) gains, net	288	(276)	564	(204.3)
Available for sale security gains, net	212	302	(90)	(29.8)
Earnings on bank owned life insurance	1,643	514	1,129	219.6
Other	1,198	1,046	152	14.5
Total	$9,793	$7,458	$2,335	31.3

	Three months ended September 30,		Change
	2021	2020	Amount	%
Service charges	$1,210	$1,112	$98	8.8
Trust	182	199	(17)	(8.5)
Brokerage and insurance	408	352	56	15.9
Gains on loans sold	295	855	(560)	(65.5)
Equity security gains, net	72	(33)	105	(318.2)
Available for sale security gains, net	162	185	(23)	(12.4)
Earnings on bank owned life insurance	165	180	(15)	(8.3)
Other	358	688	(330)	(48.0)
Total	$2,852	$3,538	$(686)	(19.4)

Index
Non-interest income for the nine months ended September 30, 2021 totaled $9,793,000, an increase of $2,335,000 when compared to the same period in 2020.  During the first nine  months of 2021, net equity security gains amounted to $288,000 as a result of market gains associated with general stock market increases compared with a $276,000 loss in the comparable 2020 period associated with the Covid-19 pandemic. During the first nine months of 2021 and 2020, there were $212,000 and $302,000 of gains from the sale of available for sale securities. We sold $17.2 million of US treasury securities for a pre-tax gain of $177,000  and $12.0 million of US Agency securities for a pre-tax gain of $35,000 in 2021 and in 2020, we sold $18.6 million of US agency mortgage backed securities for a pre-tax gain of $302,000.

The increase in Trust revenues is due to higher estate settlement fees and asset levels in 2021 compared to 2020. The increase in earnings on bank owned life insurance is due to two former employees of the Company passing during the first quarter of 2021, which generated a death benefit payable to the Company of $1,155,000. The increase in service charges is due to waiving of fees in the second quarter of 2020 in response to the pandemic. The increase in other income is due to the sale of an asset acquired as part of the First National Bank of Fredericksburg (“FNB”) acquisition, which was deemed to have no value as of the acquisition date and subsequent periods for $152,000. The decrease in gains on loans sold is attributable to a gain as a result of increases in rates on the secondary market compared to last year.

For the three month period ended September 30, 2021, the changes experienced from the prior year related gains on loans sold and service charges correspond to the changes experienced for the nine month period. The decrease in other income was due to a decrease of $531,000 in fees earned on offering back to back swaps to certain customers

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Salaries and employee benefits	$19,312	$17,411	$1,901	10.9
Occupancy	2,222	1,891	331	17.5
Furniture and equipment	407	587	(180)	(30.7)
Professional fees	1,153	1,180	(27)	(2.3)
FDIC insurance	387	341	46	13.5
Pennsylvania shares tax	856	809	47	5.8
Amortization of intangibles	146	162	(16)	(9.9)
Merger and acquisition	-	2,179	(2,179)	(100.0)
Software expenses	1,003	817	186	22.8
ORE expenses	383	221	162	73.3
Other	4,798	4,428	370	8.4
Total	$30,667	$30,026	$641	2.1

	Three months ended September 30,		Change
	2021	2020	Amount	%
Salaries and employee benefits	$6,568	$6,102	$466	7.6
Occupancy	728	714	14	2.0
Furniture and equipment	123	267	(144)	(53.9)
Professional fees	310	417	(107)	(25.7)
FDIC insurance	129	135	(6)	(4.4)
Pennsylvania shares tax	339	275	64	23.3
Amortization of intangibles	48	57	(9)	(15.8)
Merger and acquisition	-	-	-	NA
Software expenses	336	324	12	3.7
ORE expenses	130	30	100	333.3
Other	1,689	1,371	318	23.2
Total	$10,400	$9,692	$708	7.3

Index
Non-interest expenses increased $641,000 for the nine months ended September 30, 2021 compared to the same period in 2020. Salaries and employee benefits increased $1,901,000 or 10.9%. The increase was due to merit increases effective at the beginning of 2021, additional headcount as part of the MidCoast acquisition and servicing the Delaware market and increased profit sharing expenses due to increased profitability of the Company.

The increase in occupancy expenses is due to the additional branches acquired as part of the MidCoast acquisition. The decrease in merger and acquisition costs was due to costs associated with the MidCoast acquisition that closed in April 2020. The increase in FDIC insurance was due to the final credit received from the FDIC in the first quarter of 2020 as the Deposit Insurance Fund reserve ratio exceeded 1.38%. The decrease in furniture and fixtures is due to a decrease in non-capitalized items that were purchased in 2020 to support the acquisition.

For the three months ended, September 30, 2021, non-interest expenses increased $708,000 when compared to the same period in 2020. The changes in salaries and employee benefits and furniture and equipment correspond to the changes for the nine month period. The increase in other expenses for the three month period ended September 30, 2021 is due to computer and data expenses as well as appraisal fees for the quarter.

Provision for Income Taxes

The provision for income taxes was $4,645,000 for the nine month period ended September 30, 2021 compared to $3,702,000 for the same period in 2020. The increase is primarily attributable to the increase in income before the provision for income taxes of $5,241,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 17.3% and 17.2% for the first nine months of 2021 and 2020, respectively, compared to the statutory rate of 21%.

For the three months ended September 30, 2021, the provision for income taxes was $1,578,000 compared to $1,759,000 for the same period in 2020. The decrease is attributable to the decrease in income before the provision for income taxes of $1,124,000 for the comparable periods. Our effective tax rate was 18.3% and 18.0% for the three months ended September 30, 2021 and 2020, respectively.

We are invested in five limited partnerships that have established low-income housing projects in our market areas with our most recent investment in the third quarter of 2021. We anticipate recognizing an aggregate of $3.1 million of tax credits over the next 10 years, with an additional $35,000 anticipated to be recognized during 2021.

Financial Condition

Total assets were $2.05 billion at September 30, 2021, an increase of $155.5 million from $1.89 billion at December 31, 2020, due primarily to deposit growth fueled by government stimulus payments in response to the COVID-19 pandemic. Cash and cash equivalents increased $33.3 million to $102.0 million. Available for sale securities increased $101.9 million and net loans increased $36.1 million to $1.43 billion at September 30, 2021. Total deposits increased $152.1 million to $1.74 billion since year-end 2020, while borrowed funds decreased $10.6 million to $78.2 million.

Index
Cash and Cash Equivalents

Cash and cash equivalents totaled $102.0 million at September 30, 2021 compared to $68.7 million at December 31, 2020, an increase of $33.3 million. The increase was attributable to deposit growth as customers continue to receive government stimulus funds payments. Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of September 30, 2021 and December 31, 2020 (dollars in thousands):
	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$68,256	17.1	$81,416	27.4
U. S. Treasury notes	103,719	26.0	28,043	9.4
Obligations of state & political subdivisions	108,831	27.3	102,972	34.7
Corporate obligations	10,937	2.7	6,509	2.2
Mortgage-backed securities in government sponsored entities	105,300	26.3	76,249	25.7
Equity securities	2,219	0.6	1,931	0.6
Total	$399,262	100.0	$297,120	100.0

	September 30, 2021/
	December 31, 2020
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(13,160)	(16.2)
U. S. Treasury notes	75,676	269.9
Obligations of state & political subdivisions	5,859	5.7
Corporate obligations	4,428	68.0
Mortgage-backed securities in government sponsored entities	29,051	38.1
Equity securities	288	14.9
Total	$102,142	34.4

Our investment portfolio increased by $102.1 million, or 34.4%, from December 31, 2020 to September 30, 2021. During 2021, we purchased $13.1 million of U.S. agency obligations, $93.4 million of U.S. treasury securities, $13.4 million state and political securities, $52.6 million of mortgage backed securities and $4.5 million of corporate securities, which was offset by $21.6 million of principal repayments and $19.1 million of calls and maturities that occurred during the first nine months of 2021. We sold $17.2 million of US treasury securities and $12.0 million of US agency securities to recognize a gain and to redeploy funds into higher yielding investments. As a result of changes in market interest rates, the unrealized gain on available for sale investment portfolio decreased $3.8 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ended September 30, 2021 yielded 2.05%, compared to 2.66% in the comparable period in 2020, on a tax equivalent basis.

Index
The investment strategy for 2021 has been to utilize cashflows from the investment portfolio and deposit inflows to purchase U.S. treasury securities, mortgage backed securities issued by government sponsored entities and obligations of state and political securities. The increase in the investment portfolio was in response to the deposit inflows that occurred in 2021. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans Held for Sale

Loans held for sale decreased $11.4 million to $3.2 million as of September 30, 2021 from December 31, 2020. The decrease in loans held for sale was due to a decrease in the amount of refinancings occurring due to a slight increase in market interest rates.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,		December 31,
	2021		2020
	Amount	%	Amount	%
Real estate:
Residential	$204,853	14.2	$201,911	14.4
Commercial	657,485	45.6	596,255	42.4
Agricultural	312,442	21.7	315,158	22.4
Construction	68,408	4.7	35,404	2.5
Consumer	31,042	2.2	30,277	2.2
Other commercial loans	92,188	6.4	114,169	8.1
Other agricultural loans	28,562	2.0	48,779	3.5
State & political subdivision loans	47,928	3.2	63,328	4.5
Total loans	1,442,908	100.0	1,405,281	100.0
Less allowance for loan losses	17,334		15,815
Net loans	$1,425,574		$1,389,466

	September 30, 2021/
	December 31, 2020
	Change
	Amount	%
Real estate:
Residential	$2,942	1.5
Commercial	61,230	10.3
Agricultural	(2,716)	(0.9)
Construction	33,004	93.2
Consumer	765	2.5
Other commercial loans	(21,981)	(19.3)
Other agricultural loans	(20,217)	(41.4)
State & political subdivision loans	(15,400)	(24.3)
Total loans	$37,627	2.7

Index
The Bank’s lending efforts have historically been focused in north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In December 2017, we completed a branch acquisition in State College, which provides us with opportunities in Centre County, Pennsylvania and other areas of central Pennsylvania. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. In November of 2020, we opened a branch in Kennett Square, Pennsylvania, to further serve customers obtained as part of the MidCoast acquisition, as well as to expand operations into Chester County, Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of September 30, 2021, the Company had one industry specific loan concentration to the dairy industry, totaling $132.2 million or 9.2% of total loans compared to $139.1 million or 9.9% of total loans at December 31, 2020.

During the first nine months of 2021, the primary driver of growth was the Delaware markets, which saw significant activity in commercial real estate loan and construction loan activity. Other agricultural loans decreased $20.2 million primarily due to paydowns on lines of credit. The decrease in state and political loans of $15.4 million is due to pricing in the municipal bond market, which was less attractive to the borrowers during the first nine months of 2021 and is expected to continue to present challenges for the remainder of 2021. The decrease in other commercial loans is due to forgiveness of PPP loans. Loans issued as part of the PPP program totaled $20.8 million as of September 30, 2021 compared to $37.2 million as of December 31, 2020 for a change of $16.4 million. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and overall national, regional and local economic conditions.

While the Bank lends to companies that service companies that explore for natural gas in our market area, the Bank has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Bank are to service industry customers which include trucking companies, stone quarries and other support businesses, favoring customers that have had a relationship with the Bank prior to supporting the exploration for natural gas. We also have originated loans to businesses and individuals for restaurants, hotels and apartment rentals that have been developed and expanded to meet the housing and living needs of the gas industry workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities have been originated in accordance with specific policies and procedures for lending to these entities, which include more stringent loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

Index
Residential real estate loans increased slightly during the first nine months of 2021. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, remains strong in 2021 as a result of the low rate environment. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

In response to the Covid-19 pandemic, the Company has implemented programs to assist our customers. These include allowing customers to make interest only payments for up to 60 days and allowing certain customers in specific industries like hospitality to defer both principal and interest payments for up to 120 days. Customers are eligible to request additional modifications.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio at the balance sheet date.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the nine months ended September 30, 2021 and for the years ended December 31, 2020, 2019, 2018 and 2017 (dollars in thousands):

	September 30,	December 31,
	2021	2020	2019	2018	2017
Balance at beginning of period	$15,815	$13,845	$12,884	$11,190	$8,886
Charge-offs:
Real estate:
Residential	-	-	32	118	107
Commercial	-	435	578	66	41
Agricultural	-	4	-	-	30
Consumer	16	50	49	40	130
Other commercial loans	133	44	38	91	-
Other agricultural loans	-	-	60	50	5
Total loans charged-off	149	533	757	365	313
Recoveries:
Real estate:
Residential	-	14	-	69	-
Commercial	89	37	-	3	11
Agricultural	-	19	-	-	-
Consumer	16	21	33	31	49
Other commercial loans	13	12	10	30	16
Other agricultural loans	-	-	-	1	1
Total loans recovered	118	103	43	134	77

Net loans (recovered) charged-off	31	430	714	231	236
Provision charged to expense	1,550	2,400	1,675	1,925	2,540
Balance at end of year	$17,334	$15,815	$13,845	$12,884	$11,190

Loans outstanding at end of period	$1,442,908	$1,405,281	$1,115,569	$1,081,883	$1,000,525
Average loans outstanding, net	$1,417,647	$1,291,838	$1,102,565	$1,044,250	$883,355
Non-performing assets:
Non-accruing loans	$8,858	$10,732	$11,536	$13,724	$10,171
Accrual loans - 90 days or more past due	83	525	487	68	555
Total non-performing loans	$8,941	$11,257	$12,023	$13,792	$10,726
Foreclosed assets held for sale	1,277	1,836	3,404	601	1,119
Total non-performing assets	$10,218	$13,093	$15,427	$14,393	$11,845

Annualized net (recoveries) charge-offs to average loans	0.00%	0.03%	0.06%	0.02%	0.03%
Allowance to total loans	1.20%	1.13%	1.24%	1.19%	1.12%
Allowance to total non-performing loans	193.87%	140.49%	115.15%	93.42%	104.33%
Non-performing loans as a percent of loans net of unearned income	0.62%	0.80%	1.08%	1.27%	1.07%
Non-performing assets as a percent of loans net of unearned income	0.71%	0.93%	1.38%	1.33%	1.18%

Index
Management believes that it uses the best information available when establishing the allowance for loan losses and that the allowance for loan losses is adequate as of September 30, 2021.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The allowance for loan losses was $17,334,000 or 1.20% of total loans as of September 30, 2021, as compared to $15,815,000 or 1.13% of loans as of December 31, 2020. The $1,519,000 increase in the allowance during the first nine months of 2021 is the result of a $1,550,000 provision and net charge-offs of $31,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of September 30, 2021 and December 31, 2020, 2019, 2018 and 2017 (dollars in thousands):

	September 30,		December 31
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,190	14.2	$1,174	14.4	$1,114	19.4	$1,105	19.9	$1,049	21.4
Commercial	7,678	45.6	6,216	42.4	4,549	30.7	4,115	29.5	3,867	30.8
Agricultural	4,746	21.7	4,953	22.4	5,022	27.9	4,264	26.3	3,143	24.0
Construction	538	4.7	122	2.5	43	1.4	58	3.1	23	1.3
Consumer	318	2.2	321	2.2	112	0.9	120	0.9	124	1.0
Other commercial loans	1,131	6.4	1,226	8.1	1,255	6.3	1,354	6.9	1,272	7.2
Other agricultural loans	448	2.0	864	3.5	961	4.9	752	3.9	492	3.8
State & political subdivision loans	296	3.2	479	4.5	536	8.5	762	9.5	816	10.5
Unallocated	989	N/A	460	N/A	253	N/A	354	N/A	404	N/A
Total allowance for loan losses	$17,334	100.0	$15,815	100.0	$13,845	100.0	$12,884	100.0	$11,190	100.0

Index
As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate totaled 67.3% of the loan portfolio at September 30, 2021, 71.7% of the allowance at that date was assigned to this segment of the loan portfolio as these loans have more inherent credit risk than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2020 to September 30, 2021 in non-performing loans (in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	September 30, 2021				December 31, 2020
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days	90 Days			30 - 89 Days	90 Days
	Past Due	Past Due	Non-	Total Non-	Past Due	Past Due	Non-	Total Non-
(in thousands)	Accruing	Accruing	accrual	Performing	Accruing	Accruing	accrual	Performing
Real estate:
Residential	$476	$81	$590	$671	$1,351	$275	$812	$1,087
Commercial	607	-	3,778	3,778	1,247	70	4,529	4,599
Agricultural	208	-	3,196	3,196	366	150	3,133	3,283
Consumer	104	2	-	2	155	30	-	30
Other commercial loans	52	-	416	416	930	-	1,284	1,284
Other agricultural loans	35	-	878	878	71	-	974	974
Total nonperforming loans	$1,482	$83	$8,858	$8,941	$4,120	$525	$10,732	$11,257

	Change in Non-Performing Loans
	September 30, 2021 /December 31, 2020
(in thousands)	Amount	%
Real estate:
Residential	$(416)	(38.3)
Commercial	(821)	(17.9)
Agricultural	(87)	(2.7)
Consumer	(28)	(93.3)
Other commercial loans	(868)	(67.6)
Other agricultural loans	(96)	(9.9)
Total nonperforming loans	$(2,316)	(20.6)

Index
For the nine months ended September 30, 2021, we recorded a provision for loan losses of $1,550,000. Non-performing loans decreased $2,316,000 or 20.6%, from December 31, 2020 to September 30, 2021, primarily due to a commercial customer and an agricultural real estate customer making payments on their loans. Approximately 57.7% of the Bank’s non-performing loans at September 30, 2021 are associated with the following three customer relationships:

•
A commercial loan relationship with $1.6 million outstanding, and additional letters of credit of $1.7 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of September 30, 2021. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2019, the Company had the underlying equipment collateral appraised. The 2019 appraisal indicated a decrease in collateral values compared to the appraisal ordered for the loan origination and an appraisal performed in 2017, however, the loan was still considered well secured on a loan to value basis at September 30, 2021. In 2021, the customer has liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of September 30, 2021.

•
An agricultural loan customer with a total loan relationship of $2.4 million, secured by real estate, equipment and cattle, was on non-accrual status as of September 30, 2021. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continued in 2020 and 2021. Included within these loans to this customer are $911,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices and the pandemic have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2020, the Company had the underlying collateral appraised. As of September 30, 2021, there was a specific reserve of $63,000 for this relationship based on the updated appraisals.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of September 30, 2021. The COVID-19 pandemic has escalated the cash flow difficulties this customer is experiencing. We expect that we will need to rely upon the sale of the  collateral for repayment of interest and principal. Management reviewed the collateral and determined that no specific reserve was required as of September 30, 2021.

Management of the Company believes that the allowance for loan losses as of September 30, 2021 was adequate at that date, which is based on the following factors:

•	The three loan relationships described above comprised 57.7% of the non-performing loan balance, which had approximately $63,000 of specific reserves, as of September 30, 2021.

•
The Company has a history of low charge-offs, and had net charge-offs for the first nine months of 2021 of $31,000. Net (recoveries) charge-offs as a percent of average loans was 0.00% for the first nine months of 2021 and 0.03% for all of 2020.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of September 30, 2021, and December 31, 2020, the cash surrender value of the life insurance was $30.5 million and $32.6 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $165,000 and $180,000 for the three month periods ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, $1,643,000 and $514,000, respectively, was recorded in non-interest income. During the first quarter of 2021, the Company received proceeds of $3,714,000, which included death benefits of $1,155,000 on two former employees of the Company. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Index
The Company policies that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of September 30, 2021, and December 31, 2020, included in other liabilities on the Consolidated Balance Sheet was a liability of $694,000 and $687,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment increased $253,000 to $17.2 million as of September 30, 2021 from December 31, 2020 as a result of a building purchase utilized to house back office personnel.

Deposits

The following table shows the composition of deposits as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30,		December 31,
	2021		2020
	Amount	%	Amount	%
Non-interest-bearing deposits	$357,078	20.5	$303,762	19.1
NOW accounts	469,858	27.0	422,083	26.6
Savings deposits	301,997	17.3	255,853	16.1
Money market deposit accounts	278,295	16.0	225,968	14.2
Certificates of deposit	333,741	19.2	381,192	24.0
Total	$1,740,969	100.0	$1,588,858	100.0

	September 30, 2021/
	December 31, 2020
	Change
	Amount	%
Non-interest-bearing deposits	$53,316	17.6
NOW accounts	47,775	11.3
Savings deposits	46,144	18.0
Money market deposit accounts	52,327	23.2
Certificates of deposit	(47,451)	(12.4)
Total	$152,111	9.6

Deposits increased $152.1 million since December 31, 2020. The driver of the increase was government stimulus funds in response to the COVID 19 pandemic, which includes PPP loan proceeds deposited into a non-interest bearing deposit account at the Bank. We continue to enhance our cash management services to improve our customer services and to grow deposits through our current customers. Brokered certificates of deposit decreased $23.8 million as maturing certificates were not replaced in 2021.

Index
Borrowed Funds

Borrowed funds were $78.2 million and $88.8 million as of September 30, 2021 and December 31, 2020, respectively. The decrease in borrowed funds was due maturities that occurred in the third quarter of 2021 that were not replaced due to deposit growth in 2021. In the second quarter of 2021, we issued $10.0 million of subordinated notes. During 2021, $21.8 million of long term borrowings from the Federal Home Loan Bank of Pittsburgh matured and were not replaced. As of September 30, 2021, long-term advances total $37.1 million, short-term advances total $25.0 million and repurchase agreements total $16.1 million.

The Company issued $10.0 million of fixed to floating rate subordinated notes on April 16, 2021 that mature on April 16, 2031, unless redeemed earlier. The notes bear interest at 4% per annum through April 16, 2026 and subsequently pay interest at the 90-day average secured overnight financing rate, determined on the determination date of the applicable interest period, plus 323 basis points. The Company may redeem the notes, in whole or in part, on or after April 16, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Issuance costs associated with the notes totaled $131,000 and were capitalized and will be amortized over the life of the note on a straight-line basis, which approximates the effective yield method. As of September 30, 2021, the net unamortized issuance costs totaled $124,000.

In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at September 30, 2021 was $1,477,000 and is included within other assets on the consolidated balance sheets.

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

Total stockholders’ equity was $209.0 million at September 30, 2021 compared to $194.3 million at December 31, 2020, an increase of $14,708,000, or 7.6%.  Excluding accumulated other comprehensive income (loss), stockholders’ equity increased $16.3 million, or 8.5%. The Company purchased 15,483 shares of treasury stock at a weighted average cost of $57.73 per share. For the nine months of 2021, the Company had net income of $22.2 million and declared cash dividends of $5.5 million, or $1.39 per share, representing a cash dividend payout ratio of 24.9%.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2021 and December 31, 2020, that the Bank meets all capital adequacy requirements to which it was subject at such dates.

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and terminated on December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR will be set at 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7.5%. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At September 30, 2021, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.90%.

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Commitments to extend credit	$272,610	$274,327
Standby letters of credit	17,507	21,978
	$290,117	$296,305

Index
We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2021 and December 31, 2020 was $12,226,000 and $12,210,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first nine months of 2021 were $1,043,000 compared to $760,000 during the same time period in 2020.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $749.7 million, of which $110.8 million was outstanding, at September 30, 2021. The Bank also had two federal funds lines with third party providers in the total amount of $34.0 million as of September 30, 2021, which are unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $1.6 million, which also is not drawn upon as of September 30, 2021. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2021, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $15.8 million.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of September 30, 2021 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	59,877	(1,335)	(2.18)
Base	61,212	-	-
+100 Shock	60,907	(305)	(0.50)
+200 Shock	61,767	555	0.91
+300 Shock	62,278	1,066	1.74
+400 Shock	62,588	1,376	2.25

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. At September 30, 2021, the risk factors of the Company have not changed materially from those reported in our 2020 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/21 to 7/31/21	-	$0.00	-	143,713
8/1/21 to 8/31/21	642	$62.24	642	143,071
9/1/21 to 9/30/21	85	$62.00	85	142,986
Total	727	$62.21	727	142,986

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

Index
Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

None

Item 6 ‑ Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Restated Articles of Incorporation of Citizens Financial Services, Inc. (1)

3.2	Articles of Amendment of Restated Articles of Incorporation of Citizens Financial Services, Inc. (2)

3.3	Bylaws of Citizens Financial Services, Inc. (3)

4.1	Form of Common Stock Certificate. (4)

10.1	Second Amendment to First Citizens Community Bank Supplemental Executive Retirement Plan

10.2	Amended and Restated First Citizens Community Bank Annual Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc.
(Registrant)

November 4, 2021		/s/ Randall E. Black
	By:	Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2021		/s/ Stephen J. Guillaume
	By:	Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)