Form 10-K
period 2021-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2022-03-10
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2021

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
    ☐  Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $220,569,000 as of June 30, 2021.

As of March 1, 2022, there were 3,944,293 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.

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

The Bank’s main office is located at 15 South Main Street, Mansfield (Tioga County), Pennsylvania.  In addition to the main office in Mansfield, the Bank operates 29 full service offices and one limited branch office in its market areas. The Bank’s north central, Pennsylvania market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  The south central Pennsylvania market consists of Lebanon county and portions of Berks, Lancaster and Schuylkill Counties in Pennsylvania. The Central Pennsylvania market consists of our offices in Centre, Clinton and Union counties and the surrounding communities. Our Delaware market consists of Wilmington and Dover, Delaware and portions of Chester County, Pennsylvania and was due to the MidCoast acquisition, completed in April 2020, which added two offices in Wilmington, Delaware and one office in Dover, Delaware. In November of 2020, the Bank opened a full-service branch in Chester County, Pennsylvania. We have received regulatory approval to open a full service branch in Ephrata, Pennsylvania, which is expected to open in the second half of 2022.

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

Index
COMPETITION

The banking industry in the Bank’s service areas are intensely competitive, with competitors including local community banks, larger regional banks, and financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, mortgage banking firms, financial companies, financial affiliates of industrial companies, FinTech and internet entities, and government sponsored agencies, such as Freddie Mac, Fannie Mae and Farm Credit.  Competitive pressures continue to increase in our service areas as entities seek both loan and deposit growth, as well as geographic expansion. The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Additional information related to our business and competition is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

HUMAN CAPITAL RESOURCES

At December 31, 2021, we had a total of 306 employees, including 22 part-time employees and of which approximately 75% are women. The full-time equivalent of our total employees at December 31, 2021 was 293. As a financial institution, approximately 48% of our employees are employed at our branch and loan production offices, and another 1.3% are employed at our customer care call center. The success of our business is highly dependent on our employees, who provide value to our customers and communities through their dedication to our mission. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

We encourage and support the growth and development of our associates and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through internally developed training programs and specialty education within banking, using universities that offer Banking Management programs. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. At December 31, 2021, 24% of our current staff had been with us for fifteen years or more.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic continues to present a unique challenge with regard to maintaining employee safety while continuing successful operations. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our associates by strongly encouraging work-life balance and sponsoring various wellness programs, whereby associates are compensated for incorporating healthy habits into their daily routines.

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

Index
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

Index
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

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy, as discussed above. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2021, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.94%.

Index
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

Index
REGULATORY RESTRICTIONS ON BANK DIVIDENDS

The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two years, less any required transfers to surplus.

Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2021, without prior regulatory approval, aggregate dividends of approximately $20.6 million, plus net profits earned to the date of such dividend declaration.

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

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020, and insured institutions with assets of $10 billion or more were supposed to fund the increase.  On September 30, 2018, the 1.35% ratio was exceeded, reaching 1.36%.  Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieves 1.38%.  The fund rate achieved 1.40% as of June 30, 2019, and the FDIC first applied small bank credits on the September 30, 2019 assessment invoice (for the second quarter of 2019).  The FDIC remitted the final small bank credits in 2020 as the ratio remained above 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC to establish a maximum fund ratio.  The FDIC has exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Index
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

FEDERAL RESERVE SYSTEM

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). These reserve requirements are subject to annual adjustment by the FRB.  For 2021, the Bank would have been required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to and including $640.6 million, plus 10% on the remainder, and the first $32.4 million of otherwise reservable balances will be exempt. In March 2020, the FRB reduced all reserve requirements to zero in response to the COVID-19 pandemic.

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

Index
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

RISKS RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic has impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

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

Index
Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19.  If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we participated in the Paycheck Protection Program under the CARES Act whereby loans to small businesses were made and those loans were subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, governmental actions have been directed toward curtailing household and business activity to contain COVID-19. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

Operational Risk – Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, at times, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Index
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

Index
Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the CPI coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur.

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

When we loan money, we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. A decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses amounted to $17.3 million, or 1.20% of total loans outstanding and 225.8% of nonperforming loans, at December 31, 2021. Our allowance for loan losses at December 31, 2021 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2021 the top 40 relationships of the Bank had an outstanding balance of $393.8 million. These loans represent approximately 27.3% of our entire outstanding loan portfolio as of December 31, 2021 and the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Index
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The implementation of this standard may result in significant changes to the balance in the allowance for loan losses and may result in significant costs being expended to implement.

Our emphasis on commercial real estate, agricultural real estate, construction and municipal lending may expose us to increased lending risks.

At December 31, 2021, we had $687.3 million in loans secured by commercial real estate, $312.0 million in agricultural real estate loans, $55.0 million in construction loans and $45.8 million in municipal loans. Commercial real estate loans, agricultural real estate, construction and municipal loans represented 47.7%, 21.6%, 3.8% and 3.1%, respectively, of our loan portfolio.  At December 31, 2021, we had $13.5 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural real estate, construction and municipal loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. We monitor loan concentrations on an individual relationship and industry wide basis to monitor the amount of risk we have in our loan portfolio.

Agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower’s control.

At December 31, 2021, our agricultural loans, consisting primarily of agricultural real estate loans and other agricultural loans totaled $351.9 million, representing 24.4% of our total loan portfolio. The primary activities of our agricultural customers include dairy and beef farms, poultry and swine operations, crops and support businesses.  Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. Weaker prices could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land, animals and equipment that serves as collateral for certain of our loans. At December 31, 2021, the Company had a loan concentration to the dairy industry totaling $127,392,000, or 8.8% of total loans and 36.2% of total agricultural loans compared to 9.90% of total loans and 38.2% of total agricultural loans at December 31, 2020.

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

•	access to technology and the successful implementation of production technologies; and
•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers.
•	Disruptions in the supply chain and the processing of product and delivery to the final retail channel

Index
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

We have actively engaged in loan participations whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. We underwrite any loan we participate in as if we are originating the loan. The primary difference is that financial information is received from the participating financial institution and not the borrower. The loans we participate in totaled $58.3 million and $63.3 million at December 31, 2021 and 2020, respectively. As a percent of total loans, participation purchased loans were 4.0%, 4.5% and 5.6% as of December 31, 2021, 2020 and 2019. Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.

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

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2021, our investment portfolio included available for sale investment securities with an amortized cost of $412.0 million and a fair value of $412.4 million, which included unrealized losses on 138 securities totaling $3,997,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Index
RISKS RELATED TO OUR SECONDARY MORTGAGE OPERATIONS

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We generally sell in the secondary market the longer term fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test annually for impairment. The value of mortgage servicing rights tends to increase with rising interest rates, which occurred in 2021, and to decrease with falling interest rates, with activity increasing in falling rate environments. If we are required to take an impairment charge on our mortgage servicing rights our earnings would be adversely affected.

As a result of the acquisition in 2015, the Bank acquired a portfolio of loans sold to the FHLB, which were sold under the Mortgage Partnership Finance Program (“MPF”). While the Bank was not an active participant in the MPF program in 2021, we continue to evaluate the program to see if it would be beneficial to our customers and our performance. The MPF portfolio balance was $12,140,000 at December 31, 2021. The FHLB maintains a first-loss position for the MPF portfolio that totals $157,000. Should the FHLB exhaust its first-loss position, recourse to the Bank’s credit enhancement would be up to the next $590,000 of losses. The Bank has not experienced any losses for the MPF portfolio.

RISKS RELATED TO OUR MARKET AREA

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter, and Tioga in north central Pennsylvania, Lebanon, Schuylkill, Berks and Lancaster in south central, Pennsylvania, Centre and Clinton in central Pennsylvania, and Allegany, Steuben, Chemung and Tioga Counties in southern New York.  With the acquisition of MidCoast, we consider the cities and surrounding areas of Wilmington and Dover, Delaware, as well as Kennett Square, Pennsylvania in Chester County, as primary market areas. The majority of the Bank’s loan and deposits come from households and businesses whose primary address is located in the Bank’s primary market areas.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market areas.  Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania, New York and Delaware could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

Index
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

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase the volume of our loan and deposit portfolios.  As of June 30, 2021, which is the most recent date for which information is available, we held 34.2% of the FDIC insured deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the second largest share of deposits out of eight financial institutions with offices in the area, and 6.0% of the FDIC insured deposits in Allegany County, New York, which was the third largest share of deposits out of three financial institutions with offices in this area. As of June 30, 2021, we held 7.6% of the FDIC insured deposits in Lebanon County, Pennsylvania, which was the fourth largest share out of the 14 financial institutions with offices in the County. As of June 30, 2021, we held 3.6% of the FDIC insured deposits in Clinton County, Pennsylvania, which was the eighth largest share out of the eight financial institutions with offices in the County. Our offices in Berks, Centre, Chester, Lancaster and Schuylkill Counties of Pennsylvania and our offices in Wilmington and Dover, Delaware all have less than 3% of the FDIC insured deposits of the corresponding County as of June 30, 2021. This data does not include deposits held by credit unions. Competition also makes it more difficult to hire employees and more expensive to retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes (fintech) and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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

Index
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

Index
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

Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to the Company, adversely impacting the Company’s liquidity and ability to pay dividends. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2021, the book value of our goodwill was $31.4 million, all of which was recorded at the Bank.

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

Index
ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owns twenty three banking facilities and leases eleven other facilities.

The net book value of owned banking facilities and leasehold improvements totaled $16,323,000 as of December 31, 2021.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s stock is not listed on any stock exchange, but it is quoted on the OTC Pink Market under the trading symbol CZFS.  Prices presented in the table below are bid prices between broker-dealers published by the OTC Pink Market and the Pink Sheets Electronic Quotation Service.  The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  For 2021 and 2020, cash dividends were declared on a quarterly basis and are summarized in the table below:

			Dividends declared per share			Dividends declared per share
	2021			2020
	High	Low		High	Low
First quarter	$58.42	$53.96	$0.465	$64.85	$37.62	$0.555
Second quarter	62.50	58.42	0.465	56.47	48.66	0.455
Third quarter	64.00	61.10	0.470	49.56	43.25	0.460
Fourth quarter	61.50	59.00	0.470	55.00	43.00	0.460

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

Index
As of March 1, 2022, the Company had 1,876 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2021:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/21 to 10/31/21	-	$0.00	-	142,986
11/1/21 to 11/30/21	2,634	$61.43	2,634	140,352
12/1/21 to 12/31/21	5,263	$60.46	5,263	135,089
Total	7,897	$60.78	7,897	135,089

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

ITEM 6 – [RESERVED]

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

The Company currently engages in the general business of banking throughout its service area of Bradford, Tioga, Clinton, Potter and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 34 banking facilities, 31 of which operate as bank branches. In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Fivepointville, State College and two branches near the city of Lebanon, Pennsylvania. In November of 2020, we opened a full service branch in Kennett Square, Pennsylvania. We also have a limited branch office in Winfield, Pennsylvania. In New York, our office is in Wellsville. There are two branches in Wilmington Delaware, one branch in Dover Delaware, and a corporate administration building in Wilmington, Delaware, which were acquired as part of the MidCoast acquisition in April 2020.

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

Index
SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2021:

(in thousands, except per share data)	2021	2020	2019	2018	2017
Interest and dividend income	$73,217	$70,296	$61,980	$56,758	$48,093
Interest expense	7,105	8,105	12,040	9,574	5,839
Net interest income	66,112	62,191	49,940	47,184	42,254
Provision for loan losses	1,550	2,400	1,675	1,925	2,540
Net interest income after provision for loan losses	64,562	59,791	48,265	45,259	39,714
Non-interest income	11,754	11,158	8,242	7,754	7,621
Investment securities gains (losses), net	551	264	144	(19)	1,035
Non-interest expenses	41,550	40,847	33,341	31,557	29,314
Income before provision for income taxes	35,317	30,366	23,310	21,437	19,056
Provision for income taxes	6,199	5,263	3,820	3,403	6,031
Net income	$29,118	$25,103	$19,490	$18,034	$13,025

Per share data:
Net income - Basic (1)	$7.38	$6.53	$5.42	$4.99	$3.59
Net income - Diluted (1)	7.38	6.53	5.41	4.98	3.59
Cash dividends declared (1)	1.86	1.90	1.74	1.69	1.60
Stock dividend	1%	1%	1%	1%	5%
Book value (1) (2)	53.91	48.40	43.14	39.59	36.45

End of Period Balances:
Total assets	$2,143,863	$1,891,674	$1,466,339	$1,430,712	$1,361,886
Available for sale securities	412,402	295,189	240,706	241,010	254,782
Loans	1,441,533	1,405,281	1,115,569	1,081,883	1,000,525
Allowance for loan losses	17,304	15,815	13,845	12,884	11,190
Total deposits	1,836,511	1,588,858	1,211,118	1,185,156	1,104,943
Total borrowings	73,977	88,838	85,117	91,194	114,664
Stockholders’ equity	212,492	194,259	157,774	139,229	129,011

Key Ratios
Return on assets (net income to average total assets)	1.45%	1.46%	1.34%	1.29%	1.03%
Return on equity (net income to average total equity)	14.26%	14.21%	13.00%	13.00%	10.04%
Equity to asset ratio (average equity to average total assets, excluding other comprehensive income)	10.20%	10.27%	10.31%	9.90%	10.31%
Net interest margin (tax equivalent) (3)	3.52%	3.92%	3.72%	3.66%	3.80%
Efficiency (4)	51.57%	53.62%	54.27%	55.04%	54.82%
Dividend payout ratio (dividends declared divided by net income)	25.36%	29.32%	32.40%	34.08%	44.97%
Tier 1 leverage (5)	9.31%	9.16%	9.77%	9.15%	9.18%
Common equity risk based capital (5)	12.03%	11.22%	12.11%	11.47%	11.27%
Tier 1 risk-based capital (5)	12.53%	11.75%	12.79%	12.18%	12.04%
Total risk-based capital (5)	14.35%	12.86%	14.04%	13.42%	13.21%
Nonperforming assets/total loans	0.61%	0.93%	1.38%	1.33%	1.18%
Nonperforming loans/total loans	0.53%	0.80%	1.08%	1.27%	1.07%
Allowance for loan losses/total loans	1.20%	1.13%	1.24%	1.19%	1.12%
Net (recoveries)charge-offs/average loans	0.00%	0.03%	0.06%	0.02%	0.03%

(1) Amounts were adjusted to reflect stock dividends.
(2) Calculation excludes accumulated other comprehensive income.
(3) Tax adjusted net interest income to average interest-earning assets. Tax adjusted net Interest income is a non-gaap measure and is reconciled to the GAAP equivalent measure on page 26 of this 10k.
(4) Bank non-interest expenses to tax adjusted net interest income and non-interest income, excluding security gains. Tax adjusted net Interest income is a non-gaap measure and is reconciled to the GAAP equivalent measure on page 30 of this 10k. The efficiency ratio calculated using non-tax effected net interest income was 52.21%, 54.50%, 55.36%, 56.26% and 57.68%, for the years ended 2021, 2020, 2019, 2018 and 2017, respectively.
(5) Ratio calculated on consolidated level

Index
TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES

Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts. In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2021 and 2020, assets owned and invested by customers of the Bank through the Bank’s investment representatives totaled $282.1 million and $241.0 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2021 and 2020 of $154.8 million and $150.3 million, respectively. During the year ended December 31, 2021, $1.3 million of new trust accounts were opened, $9.5 million of additional contributions to trust accounts, $9.6 million distributed from trust accounts, and $13.2 million of accounts were closed. As a result of market fluctuations, the fair value of the trust accounts increased approximately $16.6 million during the year ended December 31, 2021. The following table reflects trust accounts by investment type and structure:

(market values - in thousands)	2021	2020
INVESTMENTS:
Bonds	$8,640	$11,777
Stock	22,099	30,867
Savings and Money Market Funds	11,587	13,427
Mutual Funds	105,233	86,141
Mineral interests	2,959	2,738
Mortgages	856	956
Real Estate	2,099	1,560
Miscellaneous	942	625
Cash	425	2,257
TOTAL	$154,840	$150,348
ACCOUNTS:
Trusts	46,953	40,234
Guardianships	443	2,817
Employee Benefits	62,149	58,751
Investment Management	45,293	48,462
Custodial	2	84
TOTAL	$154,840	$150,348

Our financial consultants offer full service brokerage and financial planning services throughout the Bank’s market areas.  Appointments can be made at any Bank branch.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

RESULTS OF OPERATIONS

Net income for the year ended December 31, 2021 was $29,118,000, which represents an increase of $4,015,000, or 16.0%, when compared to 2020.  Net income for the year ended December 31, 2020 was $25,103,000, which represents an increase of $5,613,000, or 28.8%, when compared to 2019.  Basic earnings per share were $7.38, $6.53 and $5.42 for 2021, 2020 and 2019, respectively, while diluted earnings per share were $7.38, $6.53 and $5.41, for 2021, 2020 and 2019, respectively.

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

The following table sets forth the Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created. The acquisition of MidCoast, which closed on April 17, 2020, impacted the average balances and rates for 2020 when compared to 2019:

Index
Analysis of Average Balances and Interest Rates
	2021			2020			2019
(dollars in thousands)	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	108,872	124	0.11	41,330	37	0.09	9,693	23	0.24
Total short-term investments	108,872	124	0.11	41,330	37	0.09	9,693	23	0.24
Interest bearing time deposits at banks	12,527	323	2.57	14,139	364	2.57	15,085	384	2.55
Investment securities:
Taxable	252,470	4,198	1.66	188,241	4,488	2.38	188,697	5,170	2.74
Tax-exempt (3)	104,379	2,786	2.67	80,131	2,366	2.95	58,637	1,889	3.22
Total investment securities	356,849	6,984	1.96	268,372	6,854	2.55	247,334	7,059	2.85
Loans:
Residential mortgage loans	203,062	9,867	4.86	210,696	11,161	5.30	215,749	11,473	5.32
Construction loans	56,315	2,292	4.07	26,343	1,288	4.89	19,085	984	5.16
Commercial Loans	739,000	36,215	4.90	590,469	31,087	5.26	415,681	22,741	5.47
Agricultural Loans	349,951	15,079	4.31	357,201	16,022	4.49	344,586	15,879	4.61
Loans to state & political subdivisions	52,804	1,871	3.54	86,143	3,458	4.01	97,780	3,845	3.93
Other loans	24,125	1,385	5.74	20,986	1,185	5.65	9,684	740	7.64
Loans, net of discount (2)(3)(4)	1,425,257	66,709	4.68	1,291,838	64,201	4.97	1,102,565	55,662	5.05
Total interest-earning assets	1,903,505	74,140	3.89	1,615,679	71,456	4.42	1,374,677	63,128	4.59
Cash and due from banks	6,525			7,487			6,168
Bank premises and equipment	17,194			17,286			16,074
Other assets	75,410			79,305			57,038
Total non-interest earning assets	99,129			104,078			79,280
Total assets	2,002,634			1,719,757			1,453,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	457,189	1,387	0.30	383,931	1,102	0.29	331,906	2,282	0.69
Savings accounts	290,376	322	0.11	241,429	476	0.20	218,240	814	0.37
Money market accounts	257,937	684	0.27	205,142	1,012	0.49	164,872	1,978	1.20
Certificates of deposit	351,265	3,444	0.98	345,397	4,261	1.23	277,946	4,145	1.49
Total interest-bearing deposits	1,356,767	5,837	0.43	1,175,899	6,851	0.58	992,964	9,219	0.93
Other borrowed funds	84,621	1,268	1.50	93,237	1,254	1.34	109,041	2,821	2.59
Total interest-bearing liabilities	1,441,388	7,105	0.49	1,269,136	8,105	0.64	1,102,005	12,040	1.09
Demand deposits	341,604			257,285			187,991
Other liabilities	15,420			16,662			14,074
Total non-interest-bearing liabilities	357,024			273,947			202,065
Stockholders’ equity	204,222			176,674			149,887
Total liabilities & stockholders’ equity	2,002,634			1,719,757			1,453,957
Net interest income		67,035			63,351			51,088
Net interest spread (5)			3.40%			3.78%			3.50%
Net interest income as a percentage of average interest-earning assets			3.52%			3.92%			3.72%
Ratio of interest-earning assets to interest-bearing liabilities			1.32			1.27			1.25

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21% for 2021, 2020 and 2019.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Federal statutory rate for the corresponding year. Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	2021	2020	2019
Interest and dividend income from investment securities, interest bearing time deposits and short-term investments (non-tax adjusted) (GAAP)	$6,846	$6,758	$7,069
Tax equivalent adjustment	585	497	397

Interest and dividend income from investment securities, interest bearing time deposits and short-term investments (tax equivalent basis) (Non-GAAP)	$7,431	$7,255	$7,466

	2021	2020	2019
Interest and fees on loans (non-tax adjusted) (GAAP)	$66,371	$63,538	$54,911
Tax equivalent adjustment	338	663	751
Interest and fees on loans (tax equivalent basis) (Non-GAAP)	$66,709	$64,201	$55,662

	2021	2020	2019
Total interest income	$73,217	$70,296	$61,980
Total interest expense	7,105	8,105	12,040
Net interest income (GAAP)	66,112	62,191	49,940
Total tax equivalent adjustment	923	1,160	1,148
Net interest income (tax equivalent basis) (Non-GAAP)	$67,035	$63,351	$51,088

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2021 vs. 2020 (1)			2020 vs. 2019 (1)
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$73	$14	$87	$16	$(2)	$14
Interest bearing time deposits at banks	(41)	-	(41)	(24)	4	(20)
Investment securities:
Taxable	1,287	(1,577)	(290)	(13)	(669)	(682)
Tax-exempt	615	(195)	420	615	(138)	477
Total investment securities	1,902	(1,772)	130	602	(807)	(205)
Total investment income	1,934	(1,758)	176	594	(805)	(211)
Loans:
Residential mortgage loans	(394)	(900)	(1,294)	(263)	(49)	(312)
Construction loans	1,177	(173)	1,004	353	(49)	304
Commercial Loans	7,074	(1,946)	5,128	9,164	(818)	8,346
Agricultural Loans	(321)	(622)	(943)	524	(381)	143
Loans to state & political subdivisions	(1,218)	(369)	(1,587)	(471)	84	(387)
Other loans	180	20	200	573	(128)	445
Total loans, net of discount	6,498	(3,990)	2,508	9,880	(1,341)	8,539
Total Interest Income	8,432	(5,748)	2,684	10,474	(2,146)	8,328
Interest Expense:
Interest-bearing deposits:
NOW accounts	219	66	285	444	(1,624)	(1,180)
Savings accounts	133	(287)	(154)	91	(429)	(338)
Money Market accounts	410	(738)	(328)	686	(1,652)	(966)
Certificates of deposit	73	(890)	(817)	416	(300)	116
Total interest-bearing deposits	835	(1,849)	(1,014)	1,637	(4,005)	(2,368)
Other borrowed funds	(60)	74	14	(360)	(1,207)	(1,567)
Total interest expense	775	(1,775)	(1,000)	1,277	(5,212)	(3,935)
Net interest income	$7,657	$(3,973)	$3,684	$9,197	$3,066	$12,263

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

2021 vs. 2020

Tax equivalent net interest income for 2021 was $67,035,000 compared to $63,351,000 for 2020, an increase of $3,684,000 or 5.8%. Total interest income increased $2,684,000, as loan interest income increased $2,508,000, and total investment income increased $176,000. Interest expense decreased $1,000,000 from 2020.

Index
Total tax equivalent interest income from investment securities increased $130,000 in 2021 from 2020. The average balance of investment securities increased $88.5 million, which had an effect of increasing interest income by $1,902,000 due to volume. The majority of the increase in volume was in tax-exempt securities, which experienced an increase in the average balance of $64.2 million. The average tax-effected yield on our investment portfolio decreased from 2.55% in 2020 to 1.96% in 2021. The decrease in the tax-effected yield is attributable to purchases made in a lower rate environment. As a result of the yield on investment securities decreasing 59 basis points (bps) to 1.96%, interest income on investment securities decreased $1,772,000, with the decrease primarily related to taxable securities.  The investment strategy for 2021 has been to utilize cashflows from the investment portfolio and deposit inflows to purchase U.S. treasury securities, mortgage backed securities issued by government sponsored entities and obligations of state and political securities. The increase in the investment portfolio was in response to the deposit inflows that occurred in 2021. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, while providing sufficient cashflows to meet liquidity needs.

In total, loan interest income increased $2,508,000 in 2021 from 2020.  The average balance of our loan portfolio increased by $133.4 million in 2021 compared to 2020, which resulted in an increase in interest income of $6,498,000 due to volume.  The increase in the average balance of loans was driven by the MidCoast acquisition from 2020, which was outstanding for the entire year and loan growth that occurred primarily in the Delaware market. The average tax-effected yield on our loan portfolio decreased 29 basis points to 4.68% in 2021, resulting in a decrease in loan interest income of $3,990,000. The decrease in the tax-effected yield was due to the lower rate environment promoted by the Federal Reserve in response to the COVID-19 pandemic.

•
Interest income on residential mortgage loans decreased $1,294,000. The average balance of residential mortgage loans decreased $7.6 million, resulting in a decrease of $394,000 due to volume. The decrease in loans is due to loans being refinanced and sold on the secondary market. The change due to rate was a decrease of $900,000 as the average yield on residential mortgages decreased from 5.30% in 2020 to 4.86% in 2021 as a result of the lower rate environment during the year as a result of COVID-19 pandemic.

•
The average balance of construction loans increased $30.0 million from 2020 to 2021 as a result of projects in our south central Pennsylvania market and Delaware market, which resulted in an increase of $1,177,000 in interest income. The average yield on construction loans decreased from 4.89% to 4.07%, which correlated to a $173,000 decrease in interest income.

•
Interest income on commercial loans increased $5,128,000 from 2020 to 2021.  The increase in the average balance of commercial loans of $148.5 million is attributable to the MidCoast acquisition and growth in the Delaware market. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $7,074,000. Our lenders have been able to attract and retain loan relationships in their markets by providing excellent customer service and having attractive products.  We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the Small Business Administration (SBA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area. The average yield on commercial loans decreased 36 basis points to 4.90% in 2021, resulting in a decrease in interest income due to rate of $1,946,000.

•
Interest income on agricultural loans decreased $943,000 from 2020 to 2021.  The decrease in the average balance of agricultural loans of $7.3 million is primarily attributable to the south central Pennsylvania market. The decrease in the average balance of these loans resulted in a decrease in interest income due to volume of $321,000.  The average yield on agricultural loans decreased from 4.49% in 2020 to 4.31% in 2021 due to a general decrease in rates, resulting in a decrease in interest income due to rate of $622,000. We believe our lenders are adept at customizing, understanding and have the expertise to structure loans for customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the United States Department of Agriculture’s (USDA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area.

Index
•
The average balance of loans to state and political subdivisions decreased $33.3 million from 2020 to 2021 which had a negative impact of $1,218,000 on total interest income due to volume was due to customers refinancing through the municipal bond market. The average tax equivalent yield on loans to state and political subdivisions decreased from 4.01% in 2020 to 3.54% in 2021, decreasing interest income by $369,000.

•
The average balance of other loans increased $3.1 million as a result of an increase in outstanding student loans. This resulted in an increase of $180,000 on total interest income due to volume. The average tax equivalent yield on other loans increased from 5.65% in 2020 to 5.74% in 2021, increasing interest income by $20,000 in other loans

Total interest expense decreased $1,000,000 in 2021 compared to 2020.  The majority of the decrease was due to a decrease in the average rate paid on interest bearing deposits of 15 basis points to 0.43%. This decrease resulted in a decrease in interest expense of $1,849,000. The decrease in rates was driven by the Federal Reserve’s response to the COVID-19 pandemic. The average rate on certificates of deposit decreased from 1.23% to 0.98% resulting in a decrease in interest expense of $890,000. The average rate on money markets decreased from 0.49% to 0.27% resulting in a decrease in interest expense of $738,000. The average rate paid on savings accounts decreased 9 bps and resulted in a decrease in interest expense of $287,000. The average rate paid on other borrowed funds increased from 1.34% to 1.50% resulting in an increase in interest expense of $74,000 and was due to interest expense on debt issued in 2021.

Average interest-bearing liabilities increased $172.3 million in 2021, with average interest-bearing deposits increasing $180.9 million and average other borrowings decreasing $8.6 million. As a result of the increase in average deposits, interest expense increased $835,000 as result of the change in volume. Increases in average deposits, which were primarily driven by organic growth across all markets of the Bank, included NOW accounts of $73.3 million, savings accounts of $48.9 million, money market accounts of $52.8 million and certificates of deposits of $5.9 million The combined impact to interest expense of these increases was $835,000. The average balance of other borrowed funds decreased $8.6 million, which corresponds to a decrease in interest expense of $60,000.

Our tax equivalent net interest margin for 2021 was 3.52% compared to 3.92% for 2020, with the change attributable to the yield of interest-earning assets decreasing more than the cost from interest-bearing liabilities during 2021. Interest rates rose in 2021 in response to shifting expectations for fiscal policy and an enduring pandemic that continued to hamper economic activity, strengthening and prolonging unusually strong inflationary pressures and altering the expected path of monetary policy. The moves up for interest rates, however, unfolded across the maturity spectrum at different times during the year. Longer yields peaked at the end of the first quarter, propelled higher by the rollout of vaccines and expectations for more stimulative fiscal policy. Federal Reserve officials abandoned in the second half of the year their belief that higher inflation would prove transitory and had shifted to a notably more aggressive posture by year’s end. The central bank’s official forecast from March 2021 for rates to remain near zero for the next several years gave way to a call by December to raise the federal funds target rate range by 1.50% by the end of 2023. Federal funds futures contracts, which began the year flat across the forecast horizon, reflected a presumption for three 25-basis point rate hikes in 2022 and two more in 2023. The 2-year Treasury yield traded within a range of 0.10% to 0.19% from January 1 through the Federal Reserve’s June 15 meeting, was bounded between 0.17% and 0.27% from mid-June to the September 22 meeting, but climbed steeply in the fourth quarter to 0.73% by year’s end. Along a similar timeline, the 5-year Treasury yield rose from a low of 0.35% in early January to 1.26% by the end of the year. Despite historic inflation readings in the second half of the year, concerns that the abrupt policy shift by the Federal Reserve to fight inflation raised the risk of a policy error that could disrupt the recovery kept longer yields in check. The 10-year yield failed to eclipse its March high and finished the year at 1.51%. The timing differences of rate changes across the curve had a noticeable and informative impact on the shape of the curve throughout the year. The spread between the 2-year and 10-year Treasury yields expanded from 0.79% on January 1, 2021 to a peak of 1.58% on March 31, 2021. Stepping lower in stages for the remainder of the year, the spread tightened back to 0.77% by the end of 2021.

2020 vs. 2019

Tax equivalent net interest income for 2020 was $63,351,000 compared to $51,088,000 for 2019, an increase of $12,263,000 or 24.0%. Total interest income increased $8,328,000, as loan interest income increased $8,539,000, and total investment income decreased $211,000. Interest expense decreased $3,935,000 in 2020 from 2019.

Index
Total tax equivalent interest income from investment securities decreased $205,000 in 2020 from 2019. The average balance of investment securities increased $21.0 million, which had an effect of increasing interest income by $602,000 due to volume. The majority of the increase in volume was in tax-exempt securities, which experienced an increase in the average balance of $21.5 million. The average tax-effected yield on our investment portfolio decreased from 2.85% in 2019 to 2.55% in 2020. The decrease in the tax-effected yield is attributable to purchases made in a lower rate environment and calls in the third quarter of 2019 of securities purchased at a discount. As a result of the yield on investment securities decreasing 30 basis points (bps) to 2.55%, interest income on investment securities decreased $807,000, with the decrease primarily related to taxable securities.  The increase in the investment portfolio was in response to growth in deposits that exceeded organic loan opportunities in 2019. The Covid-19 pandemic did provide opportunities for the Company to purchase high quality municipal securities and mortgage backed securities with relatively high spreads in the first and second quarters of 2020. Purchases in the second half of 2020 were reflective of tighter spreads and lower yields due government stimulus and its impact on bond markets and deposit levels.

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

•
The average balance of other loans increased $11.3 million as a result of an increase in outstanding student loans. This resulted in an increase of $573,000 on total interest income due to volume. The average tax equivalent yield on other loans decreased from 7.64% in 2019 to 5.65% in 2020 as a result of the growth in student loans, decreasing interest income by $128,000 in student loans

Index
Total interest expense decreased $3,935,000 in 2020 compared to 2019.  The majority of the decrease was due to a decrease in the average rate paid on interest bearing liabilities of 45 basis points to 0.64%. This decrease resulted in a decrease in interest expense of $5,212,000. The decrease in rates was driven by the Federal Reserve decreasing rates in the second half of 2019 as a result of a slowing economy and in the first quarter of 2020 in response to the COVID-19 pandemic. The average rate on certificates of deposit decreased from 1.49% to 1.23% resulting in a decrease in interest expense of $300,000. The average rate paid on other borrowed funds decreased from 2.59% to 1.34% resulting in a decrease in interest expense of $1,207,000. The average rate paid on money market accounts decreased from 1.20% to 0.49% resulting in a decrease in interest expense of $1,652,000. The average rate paid on NOW accounts decreased from 0.69% in 2019 to 0.29% in 2020 resulting in a decrease in interest expense of $1,624,000. The average rate paid on savings accounts decreased 17 bps and resulted in a decrease in interest expense of $429,000.

Average interest-bearing liabilities increased $167.1 million in 2020, with average interest-bearing deposits increasing $182.9 million and average other borrowings decreasing $15.8 million. As a result of the increase in average deposits, interest expense increased $1,277,000 as result of the change in volume. Increases in average deposits, which were primarily driven by the MidCoast acquisition, included NOW accounts of $52.0 million, savings accounts of $23.2 million, money market accounts of $40.3 million and certificates of deposits of $67.5 million The combined impact to interest expense of these increases was $1,637,000. The average balance of other borrowed funds decreased $15.8 million, which corresponds to a decrease in interest expense of $360,000.

Our tax equivalent net interest margin for 2020 was 3.92% compared to 3.72% for 2019, with the change attributable to the cost of interest-bearing liabilities decreasing more than income from interest earning assets during 2020.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2021, we recorded a provision for loan losses of $1,550,000. The provision for 2021 was $850,000, or 35.4%, lower than the provision in 2020. The decrease in the provision for loan losses was primarily the result of the impact the COVID-19 pandemic had on the economy in 2020 and limited organic growth in 2021 compared to 2020. (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

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

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the years ended December 31 (dollars in thousands):

	2021	2020	2019
Service charges	4,755	$4,221	$4,687
Trust	865	803	750
Brokerage and insurance	1,625	1,297	1,141
Equity security gains (losses), net	339	(41)	120
Available for sale security gains, net	212	305	24
Gains on loans sold	1,283	2,168	473
Earnings on bank owned life insurance	1,828	695	623
Other	1,398	1,974	568
Total	$12,305	$11,422	$8,386

Index
	2021/2020 Change		2020/2019 Change
	Amount	%	Amount	%
Service charges	$534	12.7	$(466)	(9.9)
Trust	62	7.7	53	7.1
Brokerage and insurance	328	25.3	156	13.7
Equity security gains (losses), net	380	(926.8)	(161)	(134.2)
Available for sale security gains (losses), net	(93)	(30.5)	281	1,170.8
Gains on loans sold	(885)	(40.8)	1,695	358.4
Earnings on bank owned life insurance	1,133	163.0	72	11.6
Other	(576)	(29.2)	1,406	247.5
Total	$883	7.7	$3,036	36.2

2021 vs. 2020

Non-interest income increased $883,000 in 2021 from 2020, or 7.7%.  We experienced a $212,000 net gain on available for sale securities in 2021 compared to net gains totaling $305,000 in 2020. During 2021, we sold $17.2 million of US treasury securities for a pre-tax gain of $177,000 and $12.0 million of US Agency securities for a pre-tax gain of $35,000 to take advantage of market conditions at the time of the sales. During 2020, we sold 19 mortgage backed securities for a net gain of $305,000 to lock in gains that benefitted from the Federal Reserve investment purchase program in response to the COVID-19 pandemic. During 2021, net equity security gains amounted to $339,000 as a result of market gains experienced in 2021 compared to losses of $41,000 last year associated with the Covid-19 pandemic.

Gains on loans sold decreased $885,000 compared to last year. The decrease in gains on loans sold is attributable to a $20.2 million, or 26.6% decrease in the proceeds from the sale of residential mortgages loans. The increase in service charges of $534,000 for 2021 is attributable to the Bank’s response to the COVID-19 pandemic in 2020 and an increase in customer spending in 2021 compared to 2020 which was impacted by mandatory stay at home orders as customers ate out less and spent less on discretionary items. The decrease in other income is due to fees on offering derivative contracts for certain customers, that provided the customer with fixed rate loans, which generated fee income of $494,000 in 2021 compared to $1,373,000 in 2020. The increase in earnings on bank owned life insurance is due to two former employees of the Company passing during the first quarter of 2021, which generated a death benefit payable to the Company of $1,155,000. The increase in brokerage and insurance commissions was attributable to growth in our south central and north central, Pennsylvania markets.

2020 vs. 2019

Non-interest income increased $3,036,000 in 2020 from 2019, or 36.2%.  We experienced a $305,000 net gain on available for sale securities in 2020 compared to net gains totaling $24,000 in 2019. During 2020, we sold 19 mortgage backed securities for a net gain of $305,000 to lock in gains that benefitted from the Federal Reserve investment purchase program in response to the COVID-19 pandemic. During 2019, we sold 3 agency securities for a net gain of $1,000 and 4 US Treasury securities for a gain of $23,000 to fund loan growth and to restructure the investment portfolio to improve performance in the current rate environment. During 2020, net equity security losses amounted to $41,000 as a result of market losses associated with the Covid-19 pandemic compared to gains of $120,000 in 2019.

Gains on loans sold increased $1,695,000 compared to 2019. The increase in gains on loans sold was attributable to a $54.0 million, or 248.1% increase in the proceeds from the sale of residential mortgages loans as a result of the low rate environment, which has significantly increased residential refinancings. The decrease in service charges of $466,000 for 2020 is attributable to the Bank’s response to the COVID-19 pandemic and a decrease in customer spending as a result of mandatory stay at home orders as customers ate out less and spent less on discretionary items. The increase in other income is due to fees on offering derivative contracts for certain customers, that provided the customer with fixed rate loans, which generated fee income of $1,373,000 in 2020. The increase in brokerage and insurance commissions was primarily attributable to growth in our south central market.

Index
Non-interest Expenses

The following tables reflect the breakdown of non-interest expense by major category for the years ended December 31 (dollars in thousands):

	2021	2020	2019
Salaries and employee benefits	25,902	$24,190	$20,456
Occupancy	2,966	2,557	2,174
Furniture and equipment	519	757	674
Professional fees	1,526	1,517	1,423
FDIC insurance	522	476	75
Pennsylvania shares tax	880	868	808
Amortization of intangibles	192	216	259
Merger and acquisition	-	2,179	466
ORE expenses	439	451	376
Software expenses	1,321	1,155	948
Other	7,283	6,481	5,682
Total	$41,550	$40,847	$33,341

	2021/2020 Change		2020/2019 Change
	Amount	%	Amount	%
Salaries and employee benefits	$1,712	7.1	$3,734	18.3
Occupancy	409	16.0	383	17.6
Furniture and equipment	(238)	(31.4)	83	12.3
Professional fees	9	0.6	94	6.6
FDIC insurance	46	9.7	401	534.7
Pennsylvania shares tax	12	1.4	60	7.4
Amortization of intangibles	(24)	(11.1)	(43)	(16.6)
Merger and acquisition	(2,179)	(100.0)	1,713	367.6
ORE expenses	(12)	(2.7)	75	19.9
Software expenses	166	14.4	207	21.8
Other	802	12.4	799	14.1
Total	$703	1.7	$7,506	22.5

2021 vs. 2020

Non-interest expenses for 2021 totaled $41,550,000, which represents an increase of $703,000, compared to 2020 expenses of $40,847,000. Salaries and employee benefits increased $1,712,000 or 7.1%. The increase was due to merit increases effective at the beginning of 2021, additional headcount as part of the MidCoast acquisition and servicing the Delaware market and increased profit sharing expenses due to increased profitability of the Company. Employee commissions related to brokerage and insurance commissions increased due to the increased sales in 2021 compared to 2020.

The increase in occupancy expenses is due to the additional branches acquired as part of the MidCoast acquisition and the Kennett Square branch as they are included for a full year in 2021. The decrease in merger and acquisition costs was due to costs associated with the MidCoast acquisition that closed in April 2020. The decrease in furniture and fixtures is due to a decrease in non-capitalized items that were purchased in 2020 to support the acquisition. The increase in other expenses is due to charitable contributions made in our south central Pennsylvania and Delaware markets the Delaware franchise tax due to the performance of the Delaware market, advertising and promotions associated with the Delaware markets.

2020 vs. 2019

Non-interest expenses for 2020 totaled $40,847,000, which represents an increase of $7,506,000, compared to 2019 expenses of $33,341,000. The primary cause of the total increase was the MidCoast acquisition costs, as well as the additional salaries and benefits costs of the acquired employees. Salary and benefit costs increased $3,734,000, or 18.3%.  Base salaries and related payroll taxes increased $3,081,000 as a result of merit increases and additional headcount associated with the acquisition. Full time equivalent staffing was 281 and 259 for 2020 and 2019, respectively. Profit sharing expenses increased $829,000 compared to 2019, as a result of the employee mix and increased profitability, which resulted in higher bonuses to employees.

Index
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

Provision for Income Taxes

The provision for income taxes was $6,199,000, $5,263,000 and $3,820,000 for 2021, 2020 and 2019, respectively. The effective tax rates for 2021, 2020 and 2019 were 17.6%, 17.3% and 16.4%, respectively.

The increase in income tax expense of $936,000 in 2021 was due to the increase of $4,951,000 in income before the provision for income taxes, which accounts for an increase in tax expense of $1,040,000 at a 21% tax rate.

The increase in income tax expense of $1,443,000 in 2020 was due to the increase of $7,056,000 in income before the provision for income taxes, which accounts for an increase in tax expense of $1,482,000 at a 21% tax rate.

We are involved in five limited partnership agreements that operate low-income housing projects in our market areas, one of which we entered into during 2021. During 2021, 2020 and 2019, we recognized tax credits related to one of the five partnerships. The 2021 partnership started in 2021 and credits are expected to be available in 2022. Tax credits associated with three of the partnerships were fully utilized by December 2016. We anticipate recognizing an aggregate of $3.1 million of tax credits over the next twelve years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), the dollar amount of change and the percentage change during the past two years:

	2021 Balance	Increase	% Change	2020 Balance
Total assets	$2,143.9	$252.2	13.3	$1,891.7
Total investments	412.4	117.2	39.7	295.2
Total loans, net	1,424.2	34.7	2.5	1,389.5
Total deposits	1,836.2	247.3	15.6	1,588.9
Total borrowings	74.0	(14.8)	(16.7)	88.8
Total stockholders’ equity	212.5	18.2	9.4	194.3

Cash and Cash Equivalents

Cash and cash equivalents totaled $172.8 million at December 31, 2021 compared to $68.7 million at December 31, 2020. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Index
Investments

The following table shows the year-end composition of the investment portfolio, at fair value, for the two years ended December 31 (dollars in thousands):

	2021 Amount	% of Total	2020 Amount	% of Total
Available-for-sale:
U. S. Agency securities	$73,945	17.8	$81,416	27.4
U.S. Treasuries	115,347	27.8	28,043	9.4
Obligations of state & political subdivisions	112,021	27.0	102,972	34.7
Corporate obligations	10,333	2.5	6,509	2.2
Mortgage-backed securities	100,756	24.3	76,249	25.7
Equity securities (a)	2,270	0.6	1,931	0.6
Total	$414,672	100.0	$297,120	100.0

(a)	As of January 1, 2018, the Company adopted ASU 2016-01 resulting in the reclassification of equity securities from available for sale securities to equity securities in the Consolidated Balance Sheet.

2021

The Company’s investment portfolio increased during 2021 by $117.6 million. This growth was fueled by increases in deposits that were driven by customers held more cash and government stimulus efforts that occurred during 2021. During 2021, we purchased $108.4 million of U.S. Treasuries, $20.6 million of U.S. agencies, $56.6 million of mortgage backed securities, $18.6 million of state and local obligations and $7.0 million of corporate obligations, which helped to offset the $28.8 million of principal repayments and $26.7 million of calls and maturities that occurred during the year. We also sold $29.2 million of bonds at a net gain of $212,000. The fair value of our investment portfolio decreased approximately $7.3 million in 2021 due to interest rate fluctuations, net of equity market gains. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2021 was 1.96% compared to 2.55% for 2020 on a tax equivalent basis.

Interest rates rose during 2021 in response to shifting expectations for fiscal policy and an enduring pandemic that continued to hamper economic activity, strengthening and prolonging unusually strong inflationary pressures and altering the expected path of monetary policy. The upper movement in interest rates, however, unfolded across the maturity spectrum at different times during the year. Longer yields peaked at the end of the first quarter, propelled higher by the rollout of vaccines and expectations for more stimulative fiscal policy. The central bank’s official forecast from March 2021 for rates to remain near zero for the next several years gave way to a call by December to raise the federal funds target rate range by 1.50% by the end of 2023. Federal funds futures contracts, which began the year flat across the forecast horizon, reflected a presumption for three 25-basis point rate hikes in 2022 and two more in 2023. The 2-year Treasury yield traded within a range of 0.10% to 0.19% from January 1 through the Federal Reserve’s June 15 meeting, was bounded between 0.17% and 0.27% from mid-June to the September 22 meeting, but climbed steeply in the fourth quarter to 0.73% by year’s end. Along a similar timeline, the 5-year Treasury yield rose from a low of 0.35% in early January to 1.26% by the end of the year. Despite historic inflation readings in the second half of the year, concerns that the abrupt policy shift by the Federal Reserve to fight inflation raised the risk of a policy error that could disrupt the recovery kept longer yields in check. The 10-year yield failed to eclipse its March high and finished the year at 1.51%. The timing differences of rate changes across the curve had a noticeable and informative impact on the shape of the curve throughout the year. The spread between the 2-year and 10-year Treasury yields expanded from 0.79% on January 1, 2021 to a peak of 1.58% on March 31, 2021. Stepping lower in stages for the remainder of the year, the spread tightened back to 0.77% by the end of 2021. The investment strategy for 2021 has been to utilize cashflows from the investment portfolio and deposit inflows to purchase US treasury securities, mortgage backed securities in government sponsored entities and obligations of state and political securities, as well as US agency securities. The increase in the investment portfolio was in response to growth in deposits that exceeds organic loan opportunities. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure if rates rise while providing sufficient cashflows for the Company’s liquidity needs.

At December 31, 2021, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its consolidated stockholders’ equity at that date.

Index
The expected principal repayments at amortized cost and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2021, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 4 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 21% tax rate, which was the rate in effect at December 31, 2021.

	One Year or Less		After One Year to Five years		After Five Years to Ten Years		After Ten Years		Total
	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %
Available-for-sale securities:
U.S. agency securities	$22,706	1.5	$35,145	2.1	$15,952	1.3	$-	-	$73,803	1.7
U.S. treasuries	8,491	2.1	64,808	0.8	43,444	1.1	-	-	116,743	1.0
Obligations of state & political subdivisions	8,173	2.9	53,597	2.1	47,597	1.9	-	-	109,367	2.0
Corporate obligations	-	-	10,378	3.6	-	-	-	-	10,378	3.6
Mortgage-backed securities	24,439	1.0	35,965	1.5	31,142	1.4	10,181	1.4	101,727	1.3
Total available-for-sale	$63,809	1.6	$199,893	1.6	$138,135	1.4	$10,181	1.4	$412,018	1.6

At December 31, 2021, approximately 64.0% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.

Loans Held for Sale

Loans held for sale decreased $10.1 million to $4.6 million as of December 31, 2021 from December 31, 2020. The decrease in loans held for sale was due to the amount of refinancings occurring due to the low rate environment in the fourth quarter of 2020 compared to 2021.

Loans

The Bank’s lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities and offices in State College and Mill Hall to support commercial opportunities in central Pennsylvania, especially Centre and Clinton Counties. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. In November of 2020, we opened a branch in Kennett Square, Pennsylvania, to further serve customers obtained as part of the MidCoast acquisition, as well as to expand operations into Chester County, Pennsylvania.

We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships that our lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans, although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2021, approximately 87.1% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

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

Index
Commercial real estate loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a typical loan to value ratio of 80% or less. During 2021 and 2020, the Bank offered certain customers derivative contracts that allowed the customer to obtain a fixed interest rate for a period up to 10 years.  Where feasible, the Bank participates in the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area.

Agriculture is an important industry throughout our market areas. Therefore, the Bank has not only developed an agriculture lending team with significant experience that has a thorough understanding of this industry, but also continually looks for additional employees with a thorough understanding of agriculture. We have an agricultural loan policy to assist in underwriting agricultural loans.  Agricultural loans are made to a diversified customer base that include dairy, swine and poultry farmers and their support businesses.  Agricultural loans focus on character, cash flow and collateral, while also considering the particular risks of the industry.  Loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a typical loan to value of less than 80%. We evaluate the financial strength of the integrators we have exposure to with our poultry and swine agricultural customers.  The Bank is a preferred lender under the USDA’s Farm Service Agency (FSA) and participates in the FSA guaranteed loan program.

The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2021, the aggregate balance of our participation loans, in which a portion was sold to other lender’s totaled $157.5 million, of which $90.9 million was sold.

Activity associated with exploration for natural gas in 2021 was slightly higher than 2020. Certain entities drilled new wells and created new pad sites and pipelines, while other companies only maintained their existing wells. Natural gas prices increased during 2021, but still experienced significant volatility in 2021. While the Bank has loaned to companies that service the exploration activities, the Bank did not originate any loans to companies performing the actual drilling and exploration activities. Loans made by the Company were to service industry customers which included trucking companies, stone quarries and other support businesses. We also originated loans to businesses and individuals for restaurants, hotels and apartment rentals that were developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities were originated in a prudent and cautious manner and were subject to specific policies and procedures for lending to these entities, which included lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

The following table shows the year-end composition of the loan portfolio for the five years ended December 31 (dollars in thousands):

	2021		2020
	Amount	%	Amount	%
Real estate:
Residential	$201,097	14.0	$201,911	14.4
Commercial	687,338	47.7	596,255	42.4
Agricultural	312,011	21.6	315,158	22.4
Construction	55,036	3.8	35,404	2.5
Consumer	25,858	1.8	30,277	2.2
Other commercial loans	74,585	5.2	114,169	8.1
Other agricultural loans	39,852	2.8	48,779	3.5
State & political subdivision loans	45,756	3.1	63,328	4.5
Total loans	1,441,533	100.0	1,405,281	100.0
Less allowance for loan losses	17,304		15,815
Net loans	$1,424,229		$1,389,466

Index
	2021/2020 Change
	Amount	%
Real estate:
Residential	$(814)	(0.4)
Commercial	91,083	15.3
Agricultural	(3,147)	(1.0)
Construction	19,632	55.5
Consumer	(4,419)	(14.6)
Other commercial loans	(39,584)	(34.7)
Other agricultural loans	(8,927)	(18.3)
State & political subdivision loans	(17,572)	(27.7)
Total loans	$36,252	2.6

2021

Total loans grew $36.3 million in 2021 and total $1.44 billion at the end of 2021. The primary driver of growth during 2021 was growth in commercial real estate in the Delaware market. This growth was offset by a decrease in other commercial loans of $39.6 million due to a decrease in PPP loans due to forgiveness and repayments of $30.4 million and $17.6 million in state and political subdivision loans due to customers refinancing on the bond market due to the low interest rate environment.

Residential real estate loans decreased $814,000 even as refinancing activity remained high in 2021, some of which met the requirements of the secondary market and were subsequently sold.  During 2021, $44.7 million of residential real estate loans were originated for sale on the secondary market, which compares to $88.0 million for 2020.  For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

The following table presents the maturity distribution of our loan portfolio as of December 31, 2021 (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due in One year or less	After one year but within five years	After five years through fifteen years	After fifteen years	Total
Real estate:
Residential	$509	$6,807	$80,496	$113,285	$201,097
Commercial	28,666	151,485	331,361	175,826	687,338
Agricultural	4,128	18,871	135,297	153,715	312,011
Construction	983	16,488	26,954	10,611	55,036
Consumer	20,724	1,868	3,110	156	25,858
Other commercial loans	2,304	38,973	8,975	24,333	74,585
Other agricultural loans	1,673	15,557	4,112	18,510	39,852
State & political subdivision loans	732	1,742	16,977	26,305	45,756
	$59,719	$251,791	$607,282	$522,741	$1,441,533

The following table presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of loans in accordance with changes in the interest rate index that mature after December 31, 2022.

Sensitivity of loans to changes in interest rates - loans due after December 31, 2022:	Predetermined interest rate	Floating or adjustable interest rate	Total
Real estate:
Residential	$110,252	$90,336	$200,588
Commercial	259,144	399,528	658,672
Agricultural	15,907	291,976	307,883
Construction	23,167	30,886	54,053
Consumer	4,839	295	5,134
Other commercial loans	30,358	41,923	72,281
Other agricultural loans	10,109	28,070	38,179
State & political subdivision loans	29,893	15,131	45,024
	$483,669	$898,145	$1,381,814

Index
Allowance for Loan Losses and Credit Quality Risk

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for loan losses was $17,304,000 or 1.20% of total loans as of December 31, 2021 as compared to $15,815,000 or 1.13% of loans as of December 31, 2020. The $1,489,000 increase is a result of a $1,550,000 provision for loan losses less net charge-offs of $61,000. During 2021, net charge-offs were low with no significant charge-offs occurring. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

	2021		2020
	Amount	%	Amount	%
Real estate loans:
Residential	$1,147	14.0	$1,174	14.4
Commercial	8,099	47.7	6,216	42.4
Agricultural	4,729	21.6	4,953	22.4
Construction	434	3.8	122	2.5
Consumer	262	1.8	321	2.2
Other commercial loans	1,023	5.2	1,226	8.1
Other agricultural loans	558	2.8	864	3.5
State & political subdivision loans	281	3.1	479	4.5
Unallocated	771	N/A	460	N/A
Total allowance for loan losses	$17,304	100.0	$15,815	100.0

The following table provides information related to credit loss experience and net (charge-offs) recoveries for 2021, 2020 and 2019.

2021	Credit Loss Expense (Benefit)	Net (charge-offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$(27)	-	$203,062	0.00%	0.57%	0.30%	192.77%
Commercial	1,848	35	639,161	0.01%	1.18%	0.43%	275.01%
Agricultural	(224)	-	312,770	0.00%	1.52%	1.00%	150.94%
Construction	312	-	56,315	0.00%	0.79%	0.00%	NA
Consumer	(53)	(6)	24,125	(0.02%)	1.01%	0.00%	NA
Other commercial loans	(113)	(90)	99,839	(0.09%)	1.37%	0.19%	730.71%
Other agricultural loans	(306)	-	37,181	0.00%	1.40%	2.01%	69.49%
State & political subdivision loans	(198)	-	52,804	0.00%	0.61%	0.00%	NA
Unallocated	311	-	-	NA	NA	NA	NA
Total	$1,550	$(61)	$1,425,257	0.00%	1.20%	0.53%	227.21%

2020
Real estate:
Residential	$46	14	$210,696	0.01%	0.58%	0.40%	144.58%
Commercial	2,065	(398)	478,415	(0.08%)	1.04%	0.76%	137.25%
Agricultural	(84)	15	311,100	0.00%	1.57%	0.99%	158.09%
Construction	79	-	26,343	0.00%	0.34%	0.00%	NA
Consumer	238	(29)	20,986	(0.14%)	1.06%	0.00%	NA
Other commercial loans	3	(32)	112,054	(0.03%)	1.07%	1.12%	95.48%
Other agricultural loans	(97)	-	46,101	0.00%	1.77%	2.00%	88.71%
State & political subdivision loans	(57)	-	86,143	0.00%	0.76%	0.00%	NA
Unallocated	207	-	-	NA	NA	NA	NA
Total	$2,400	$(430)	$1,291,838	(0.03%)	1.13%	0.76%	147.36%

Index
2019	Credit Loss Expense (Benefit)	Net (charge-offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non-a ccrual loans
Real estate:
Residential	$41	(32)	$215,749	(0.01%)	0.51%	0.44%	115.80%
Commercial	1,012	(578)	340,695	(0.17%)	1.33%	1.49%	89.55%
Agricultural	758	-	298,996	0.00%	1.61%	0.83%	194.80%
Construction	(15)	0	19,085	0.00%	0.28%	0.00%	NA
Consumer	8	(16)	9,684	(0.17%)	1.13%	0.06%	1866.67%
Other commercial loans	(71)	(28)	74,986	(0.04%)	1.79%	2.63%	68.32%
Other agricultural loans	269	(60)	45,590	(0.13%)	1.74%	1.95%	89.56%
State & political subdivision loans	(226)	-	97,780	0.00%	0.57%	0.00%	NA
Unallocated	(101)	-	-	NA	NA	NA	NA
Total	$1,675	$(714)	$1,102,565	(0.06%)	1.24%	1.03%	120.02%

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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2021. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

Index
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

See also “Note 5 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 69.3% of the loan portfolio at December 31 2021, 74.1% of the allowance is assigned to these portions of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 14.0% of the loan portfolio as of December 31, 2021 and 6.6% of the allowance is assigned to this segment as generally there are less inherent risks then commercial and agricultural loans.

The following table is a summary of our non-performing assets for the years ended December 31, 2021 and 2020. All non-accruing troubled debt restructurings (TDRs) are also included the non-accruing loans totals.

	2021	2020
Non-performing assets:
Non-accruing loans	$7,616	$10,732
Accrual loans - 90 days or more past due	46	525
Total non-performing loans	$7,662	$11,257
Foreclosed assets held for sale	1,180	1,836
Total non-performing assets	$8,842	$13,093

Troubled debt restructurings (TDR)
Non-accruing TDRs	$4,295	$7,026
Accrual TDRs	6,810	5,240
Total troubled debt restructurings	$11,105	$12,266

Index
The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2020 to December 31, 2021 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	December 31, 2021				December 31, 2020
		Non-Performing Loans				Non-Performing Loans

	30 - 89 Days Past Due	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$492	$13	$595	$608	$1,351	$275	$812	$1,087
Commercial	243	33	2,945	2,978	1,247	70	4,529	4,599
Agricultural	31	-	3,133	3,133	366	150	3,133	3,283
Construction	-	-	-	-	-	-	-	-
Consumer	163	-	-	-	155	30	-	30
Other commercial loans	28	-	140	140	930	-	1,284	1,284
Other agricultural loans	10	-	803	803	71	-	974	974
Total nonperforming loans	$967	$46	$7,616	$7,662	$4,120	$525	$10,732	$11,257

	Change in Non-Performing Loans 2021 / 2020
	Amount	%
Real estate:
Residential	$(479)	(44.1)
Commercial	(1,621)	(35.2)
Agricultural	(150)	(4.6)
Construction	-	-
Consumer	(30)	(100.0)
Other commercial loans	(1,144)	(89.1)
Other agricultural loans	(171)	(17.6)
Total nonperforming loans	$(3,595)	(31.9)

The Company has worked with customers directly affected by the COVID-19 pandemic. The Company has offered assistance in accordance with regulator guidelines. As a result of the current COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience increases in non-performing loans and further increases in its required allowance for loan losses and record additional provision expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are prolonged.

For the year ended December 31, 2021, we recorded a provision for loan losses of $1,550,000 which compares to $2,400,000 for the same period in 2020, a decrease of $850,000. The decrease is primarily attributable to the impact that the COVID-19 pandemic had in 2020 on the national and local economies compared to 2021, as well as a decrease in organic loan growth in 2021 compared to 2020. Non-performing loans decreased $3.6 million from December 31, 2020 to December 31, 2021 with the decrease being primarily due to two customer relationships that paid off a $1.5 million of their relationships and additional relationships that returned to accrual status during 2021. At December 31, 2021, approximately 61.4% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial loan relationship with $1.3 million outstanding, and additional letters of credit of $1.7 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of December 31, 2021. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2019, the Company had the underlying equipment collateral appraised. The 2019 appraisal indicated a decrease in collateral values compared to the appraisal ordered for the loan origination and an appraisal performed in 2017, however, the loan was still considered well secured on a loan to value basis at December 31, 2021. In 2021, the customer has liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of December 31, 2021.The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2019, the Company had the underlying equipment collateral appraised. The 2019 appraisal indicated a decrease in collateral values compared to the appraisal ordered for the loan origination and an appraisal performed in 2017, however, the loan is still considered well secured on a loan to value basis. In the fourth quarter of 2020, a forbearance agreement was signed with this customer. Management determined that no specific reserve was required as of December 31, 2021.

Index
•
An agricultural loan customer with a total loan relationship of $2.2 million, secured by real estate, equipment and cattle, was on non-accrual status as of December 31, 2021. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continued in 2020 and 2021. Included within these loans to this customer are $792,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices and the pandemic have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2020, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of December 31, 2021.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of December 31, 2021. The COVID-19 pandemic has escalated the cash flow difficulties this customer was experiencing. We expect that we will need to rely upon the collateral for repayment of interest and principal. Management reviewed the collateral and determined that no specific reserve was required as of December 31, 2021.

Management believes that the allowance for loan losses at December 31, 2021 was adequate at that date, which was based on the following factors:

•	Three loan relationships comprise 61.4% of the non-performing loan balance, which did not require any specific reserves as of December 31, 2021.

•	The Company has a history of low charge-offs, which were 0.00% and 0.03% of average loans for 2021 and 2020, respectively.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset current and future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2021 and 2020, the cash surrender value of the life insurance was $38.5 million and $32.6 million, respectively. The primary cause of the increase was the Bank purchased $7.8 million of additional insurance during 2021. During the first quarter of 2021, the Company received proceeds of $3,714,000, which included death benefits of $1,155,000 on two former employees of the Company. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $1,828,000, $695,000 and $623,000 in 2021, 2020 and 2019, respectively with the increase due to the death benefits received in 2021. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Effective January 1, 2015, the Company restructured its agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under the restructured agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds. The policies acquired as part of the acquisition of MidCoast are only for the benefit of the Bank. The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB, provide a fixed dollar benefit for the beneficiary’s’ estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of December 31, 2021 and 2020, included in other liabilities on the Consolidated Balance sheet is a liability of $696,000 and $687,000, respectively, for the obligation under the split-dollar benefit agreements.

Index
Other Assets

2021

Other assets increased $3.4 million in 2021 to $22.8 million from $19.4 million in 2020. As a result of derivative transactions for the Company and customers, other assets increased $3.7 million. We extended several leases during the year, which resulted in the right of use asset for facilities increasing $978,000. As a result of the discount rates utilized for the pension plan, a pension asset was recorded of $792,000.  Due to lower borrowing levels with FHLB of Pittsburgh, regulatory stock decreased $1.3 million during 2021. Foreclosed properties were sold during 2021, which resulted in a decrease to other assets of $656,000 million.

Deposits

The following table shows the breakdown of deposits by deposit type (dollars in thousands) at December 31:

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$358,073	19.5	$303,762	19.1	$203,793	16.9
NOW accounts	485,292	26.4	422,083	26.6	340,273	28.1
Savings deposits	313,048	17.0	255,853	16.1	224,456	18.5
Money market deposit accounts	350,122	19.1	225,968	14.2	169,865	14.0
Certificates of deposit	329,616	18.0	381,192	24.0	272,731	22.5
Total	$1,836,151	100.0	$1,588,858	100.0	$1,211,118	100.0

	2021/2020 Change		2020/2019 Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$54,311	17.9	$99,969	49.1
NOW accounts	63,209	15.0	81,810	24.0
Savings deposits	57,195	22.4	31,397	14.0
Money market deposit accounts	124,154	54.9	56,103	33.0
Certificates of deposit	(51,576)	(13.5)	108,461	39.8
Total	$247,293	15.6	$377,740	31.2

2021

Total deposits increased $247.3 million in 2021, or 15.6%. The driver of the increase was government stimulus funds in response to the COVID 19 pandemic, which included individuals, businesses and municipalities and all markets of Company. We continue to enhance our cash management services to improve our customer services and to grow deposits through our current customers. Brokered certificates of deposit decreased $23.8 million as maturing certificates were not replaced in 2021. As a percentage of total deposits, non-interest-bearing deposits totaled 19.5% as of the end of 2021, which compares to 19.1% at the end of 2020. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition.

2020

Total deposits increased $377.7 million in 2020, or 31.2%. The primary driver of the growth was the MidCoast acquisition, in which $208.8 million of deposits were acquired. The remaining growth was driven by customers holding more cash as a result of the COVID-19 pandemic, and was experienced across all markets, which was facilitated by various government stimulus plans.  As a percentage of total deposits, non-interest-bearing deposits totaled 19.1% as of the end of 2020, which compares to 16.9% at the end of 2019. As a result of market conditions in the first half of 2020, we issued long term brokered CD’s and had a balance of $23.8 million of brokered CD’s outstanding as of December 31, 2020 compared to $15.0 million as of December 31, 2019.

Remaining maturities of certificates of deposit in excess of FDIC insurance limits are as follows for December 31, 2021 (dollars in thousands):

3 months or less	$9,464
Over 3 months through 6 months	7,424
Over 6 months through 12 months	27,422
Over 12 months	33,801
Total	$78,111
As a percent of total certificates of deposit	23.70%

Index
Uninsured deposits as of December 31, 2021 and 2020, are estimated based on regulatory reporting requirements to be $742,304,000 and $536,383,000, respectively.

Deposits by type of depositor are as follows (dollars in thousands) at December 31:

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Individuals	$938,331	51.1	$865,041	54.4	$664,065	54.8
Businesses and other organizations	534,402	29.1	467,159	29.4	306,873	25.3
State & political subdivisions	363,418	19.8	256,658	16.2	240,180	19.9
Total	$1,836,151	100.0	$1,588,858	100.0	$1,211,118	100.0

Borrowed Funds

2021

Borrowed funds decreased $14.9 million during 2021 as a result of maturities and prepayments that occurred in 2021 that were not replaced due to deposit growth in 2021. Short term borrowings from the FHLB remained steady and totaled $25.0 million as of December 31, 2021 and 2020. Long term borrowings from the FHLB decreased $26.8 million and total $14.7 million. Term loans from the FHLB totaled $14.7 million and $41.5 million as of December 31, 2021 and 2020, respectively. The change in term loans was due to $21.8 million of term loans maturing during 2021 and prepaying an additional $5.0 million of term loans during 2021. In the second quarter of 2021, we issued $10.0 million of subordinated notes. (see Note 10 of the consolidated financial statements for additional information).  Management continually monitors interest rates in order to minimize interest rate risk in future years and as part of this may extend some of the short term borrowings via term notes. The Bank has five interest rate swap agreements outstanding to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million, $10.0 million and three agreements of $6.0 million. The $15.0 million and $10.0 million were originated on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. The three $6.0 million agreements originated on May 14, 2020 with a two year forward start date and expire on May 14, 2027, 2029 and 2032 The Company has an interest rate swap agreement outstanding that was entered into on April 13, 2020, to convert floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap agreement expires on June 17, 2027.  The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The fair value of the interest rate swaps at December 31, 2021 was $ 1,910,000 and is included within other assets on the consolidated balance sheets.

Other Liabilities

2021

Other liabilities increased $1.8 million to $20.5 million during 2021. We extended several leases during the year, which resulted in the right of use asset for facilities increasing $971,000. As a result of derivative transactions for the Company and customers, other liabilities increased $1.1 million. As a result of the discount rates utilized for the pension plan, the pension liability decreased $773,000. Employee benefit accruals, including profit sharing increased $624,000.

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

Our Board of Directors determines our cash dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2021 and 2020, the Company paid out 25.36% and 29.32% of net income in cash dividends, respectively.

Index
As of December 31, 2021, the total number of common shares outstanding was 3,944,420. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2021 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements. During 2021, we purchased 23,390 shares of treasury stock at a weighted average cost of $58.74 per share. The Company awarded 4,660 shares of restricted stock to employees at a weighted average cost per share of $60.73 under an equity incentive plan. The Board of Directors was awarded 1,800 shares at a cost of $60.90 per share under an incentive plan.

2021

Stockholders’ equity increased 9.4% in 2021 to $212.5 million.  Excluding accumulated other comprehensive income (loss), stockholders’ equity increased $21.0 million, or 10.9%., Net income for 2021 was $29.1 million, offset by net cash dividends of $7,383,000 and net treasury stock activity of $934,000. All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income decreased $2,742,000 from December 31, 2020, primarily as result of the decrease in the fair market value of the investment portfolio. Total stockholders’ equity was approximately 9.9% of total assets as of December 31, 2021, compared to 10.27% of total assets as of December 31, 2020.

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

Capital expenditures, including software purchases in 2021 totaled $1,105,000, which included:

▪	Operations building in Wellsboro, Pennsylvania totaling $753,000
▪	Vehicle purchases totaling $82,000
▪	ATM upgrades totaling $124,000
▪	Building and ground improvements totaling $96,000

Capital expenditures, including software purchases in 2020 totaled $942,000, which included:

▪	Teller and imaging software totaling $709,000
▪	Leasehold improvements and certain equipment for an office opened in 2020 totaling $73,000
▪	Building and ground improvements totaling $73,000
▪	Computer, network and copier upgrades totaling $76,000

Index
We expect these expenditures will support our initiatives and will create operating efficiencies, while providing quality customer service.

In addition to the Bank’s cash balances, the Bank achieves additional liquidity primarily from its investment in the FHLB of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $756.2 million, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also has two federal funds line with third party providers in the total amount of $34.0 million as of December 31, 2021, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $1.1 million, which is collateralized by $1.7 million of municipal loans.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2021, the Company (unconsolidated basis) had liquid assets of $15.0 million.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require cash payments. The following table (in thousands) presents as of December 31, 2021, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 9, 10 and 18 to the Consolidated Financial Statements.

Contractual Obligations	One year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,506,535	$-	$-	$-	$1,506,535
Time deposits	184,857	110,741	28,251	5,767	329,616
FHLB Advances	-	-	-	-	-
Term borrowings - FHLB	29,725	-	10,000	-	39,725
Note Payable	-	-	-	7,500	7,500
Subordinated Debt	-	-	-	10,000	10,000
Repurchase agreements	16,872	-	-	-	16,872
Operating leases	672	1,117	824	851	3,464
Total	$1,738,661	$111,858	$39,075	$24,118	$1,913,712

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

For the year ended December 31, 2021, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

At December 31, 2021, the Company had equity securities that represent only 0.6% of our investment portfolio, and therefore market risk related to equity securities is not significant.

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

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2021
	Within Three Months	Four to Twelve Months	One to Two Years	Two to Three Years	Three to Five Years	Over Five Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$159,776	$6,950	$2,832	$250	$-	$-	$169,808
Investment securities	24,969	38,751	36,358	50,385	117,923	143,632	412,018
Residential mortgage loans	35,868	48,987	40,557	28,468	29,979	17,238	201,097
Construction loans	15,505	19,404	20,127	-	-	-	55,036
Commercial and farm loans	261,250	202,084	182,913	121,197	264,803	81,539	1,113,786
Loans to state & political subdivisions	8,077	3,920	3,563	4,277	13,496	12,423	45,756
Other loans	3,062	4,845	4,969	3,589	4,394	4,999	25,858
Total interest-earning assets	$508,507	$324,941	$291,319	$208,166	$430,595	$259,831	$2,023,359
Interest-bearing liabilities:
NOW accounts	$314,959	$-	$-	$-	$-	$170,333	$485,292
Savings accounts	-	-	-	-	-	313,048	313,048
Money Market accounts	324,189	-	-	-	-	25,933	350,122
Certificates of deposit	53,247	131,610	68,192	42,549	28,251	5,767	329,616
Long-term borrowing	21,598	-	-	10,000	24,879	17,500	73,977
Total interest-bearing liabilities	$713,993	$131,610	$68,192	$52,549	$53,130	$532,581	$1,552,055
Excess interest-earning assets (liabilities)	$(205,486)	$193,331	$223,127	$155,617	$377,465	$(272,750)
Cumulative interest-earning assets	$508,507	$833,448	$1,124,767	$1,332,933	$1,763,528	$2,023,359
Cumulative interest-bearing liabilities	713,993	845,603	913,795	966,344	1,019,474	1,552,055
Cumulative gap	$(205,486)	$(12,155)	$210,972	$366,589	$744,054	$471,304
Cumulative interest rate sensitivity ratio (1)	0.71	0.99	1.23	1.38	1.73	1.30

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

Index
The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning the timing of interest rate changes, prepayment speeds on mortgage loans and mortgage securities and deposit pricing movements.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2021 (dollars in thousands):

Changes in Rates	Prospective One-Year Net Interest Income	Change in Prospective Net Interest Income	% Change in Prospective Net Interest Income
-100 Shock	61,171	(1,093)	(1.76)
Base	62,264	-	-
+100 Shock	62,260	(4)	(0.01)
+200 Shock	63,644	1,380	2.22
+300 Shock	64,512	2,248	3.61
+400 Shock	65,184	2,920	4.69

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The projections above utilize a static balance sheet and do not include any changes that may result from the growth of the Bank. Management has developed policy limits for acceptable changes in net interest income for multiple scenarios, including shock scenarios. As of December 31, 2021, changes in net interest income projected for all scenarios, including the shock scenarios noted above are in line with Bank policy limits for interest rate risk.

CRITICAL ACCOUNTING POLICIES; CRITICAL ACCOUNTING ESTIMATES

 The Company’s accounting policies are integral to understanding the results reported.  The accounting policies are described in detail in Note 1 of the consolidated financial statements.  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.   In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of our current accounting policies involving significant management valuation judgments and critical accounting estimates.

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

Index
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

Goodwill and Other Intangible Assets

As discussed in Note 1 of the consolidated financial statements, the Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2021, 2020 or 2019.

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

Index

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2021	2020
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$14,051	$16,374
Interest-bearing	158,782	52,333
Total cash and cash equivalents	172,833	68,707
Interest bearing time deposits with other banks	11,026	13,758
Equity securities	2,270	1,931
Available-for-sale securities	412,402	295,189
Loans held for sale	4,554	14,640
Loans (net of allowance for loan losses: 2021, $17,304; 2020, $15,815)	1,424,229	1,389,466
Premises and equipment	17,016	16,948
Accrued interest receivable	5,235	5,998
Goodwill	31,376	31,376
Bank owned life insurance	38,503	32,589
Other intangibles	1,627	1,668
Other assets	22,792	19,404
TOTAL ASSETS	$2,143,863	$1,891,674
LIABILITIES:
Deposits:
Noninterest-bearing	$358,073	$303,762
Interest-bearing	1,478,078	1,285,096
Total deposits	1,836,151	1,588,858
Borrowed funds	73,977	88,838
Accrued interest payable	711	1,017
Other liabilities	20,532	18,702
TOTAL LIABILITIES	1,931,371	1,697,415
STOCKHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares 2021 and 2020; none issued in 2021 or 2020	-	-
Common Stock $1.00 par value; authorized 25,000,000 shares 2021 and 2020; issued 4,388,901 and 4,350,342 shares in 2021 and 2020, respectively	4,389	4,350
Additional paid-in capital	78,395	75,908
Retained earnings	146,010	126,627
Accumulated other comprehensive income (loss)	(155)	2,587
Treasury stock, at cost:
444,481 and 428,492 shares for 2021 and 2020, respectively	(16,147)	(15,213)
TOTAL STOCKHOLDERS’ EQUITY	212,492	194,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,143,863	$1,891,674

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$66,371	$63,538	$54,911
Interest-bearing deposits with banks	447	401	407
Investment securities:
Taxable	3,820	4,090	4,673
Nontaxable	2,201	1,869	1,492
Dividends	378	398	497
TOTAL INTEREST AND DIVIDEND INCOME	73,217	70,296	61,980
INTEREST EXPENSE:
Deposits	5,837	6,851	9,219
Borrowed funds	1,268	1,254	2,821
TOTAL INTEREST EXPENSE	7,105	8,105	12,040
NET INTEREST INCOME	66,112	62,191	49,940
Provision for loan losses	1,550	2,400	1,675
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	64,562	59,791	48,265
NON-INTEREST INCOME:
Service charges	4,755	4,221	4,687
Trust	865	803	750
Brokerage and insurance	1,625	1,297	1,141
Equity security gains (losses), net	339	(41)	120
Available for sale security gains, net	212	305	24
Gains on loans sold	1,283	2,168	473
Earnings on bank owned life insurance	1,828	695	623
Other	1,398	1,974	568
TOTAL NON-INTEREST INCOME	12,305	11,422	8,386
NON-INTEREST EXPENSES:
Salaries and employee benefits	25,902	24,190	20,456
Occupancy	2,966	2,557	2,174
Furniture and equipment	519	757	674
Professional fees	1,526	1,517	1,423
Federal depository insurance	522	476	75
Pennsylvania shares tax	880	868	808
Amortization of intangibles	192	216	259
Merger and acquisition	-	2,179	466
ORE expenses	439	451	376
Software expenses	1,321	1,155	948
Other	7,283	6,481	5,682
TOTAL NON-INTEREST EXPENSES	41,550	40,847	33,341
Income before provision for income taxes	35,317	30,366	23,310
Provision for income taxes	6,199	5,263	3,820
NET INCOME	$29,118	$25,103	$19,490
PER COMMON SHARE DATA:
EARNINGS PER SHARE - BASIC	$7.38	$6.53	$5.42
EARNINGS PER SHARE - DILUTED	$7.38	$6.53	$5.41
CASH DIVIDENDS PER SHARE	$1.86	$1.90	$1.74

Number of shares used in computation - basic	3,945,299	3,844,241	3,597,709
Number of shares used in computation - diluted	3,945,299	3,846,082	3,599,805

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income
Year Ended December 31,

(in thousands)	2021	2020	2019
Net Income	$29,118	$25,103	$19,490

Other Comprehensive (loss) income
Securities available for sale
Unrealized holding (loss) gain during the period	(7,071)	5,074	4,156
Income tax effect	(1,485)	1,066	873
Subtotal	(5,586)	4,008	3,283
Reclassification adjustment for gains
included in income	(212)	(305)	(24)
Income tax effect	(44)	(65)	(4)
Subtotal	(168)	(240)	(20)

Unrealized gain (loss) on interest rate swap	1,920	(11)	-
Income tax effect	402	(2)	-
Other comprehensive gain (loss) on interest rate swap	1,518	(9)	-

Change in unrecognized pension costs	1,892	(688)	36
Income tax effect	398	(145)	7
Other comprehensive gain (loss) gain on unrecognized pension costs	1,494	(543)	29

Net other comprehensive (loss) income	(2,742)	3,216	3,292
Comprehensive income	$26,376	$28,319	$22,782

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	3,904,212	$3,904	$53,099	$99,727	$(3,921)	$(13,580)	$139,229
Comprehensive income:
Net income				19,490			19,490
Net other comprehensive income					3,292		3,292
Stock dividend (1%)	34,456	35	2,067	(2,102)			-
Purchase of treasury stock (21,551 shares)						(1,291)	(1,291)
Restricted stock, executive and Board of Director awards			(374)			489	115
Restricted stock vesting			254				254
Forfeited restricted stock			43			(43)	-
Cash dividends, $1.743 per share				(6,315)			(6,315)
Balance, December 31, 2019	3,938,668	$3,939	$55,089	$110,800	$(629)	$(14,425)	$154,774
Comprehensive income:
Net income				25,103			25,103
Net other comprehensive income					3,216		3,216
Stock dividend (1%)	38,318	38	1,878	(1,916)			-
Stock issued for acquisition	373,356	373	18,854				19,227
Purchase of treasury stock (40,438 shares)						(2,122)	(2,122)
Restricted stock, executive and Board of Director awards			(260)			408	148
Restricted stock vesting			326				326
Sale of treasury stock			1			125	126
Forfeited restricted stock			19			(19)	-
Cash dividend reinvestment paid from treasury stock			1	(821)		820	-
Cash dividends, $1.900 per share				(6,539)			(6,539)
Balance, December 31, 2020	4,350,342	$4,350	$75,908	$126,627	$2,587	$(15,213)	$194,259

Comprehensive income:
Net income				29,118			29,118
Net other comprehensive loss					(2,742)		(2,742)
Stock dividend (1%)	38,559	39	2,313	(2,352)			-
Purchase of treasury stock (23,390 shares)						(1,374)	(1,374)
Restricted stock, executive and Board of Director awards			(273)			444	171
Restricted stock vesting			443				443
Forfeited restricted stock			4			(4)	-
Cash dividends, $1.861 per share				(7,383)			(7,383)
Balance, December 31, 2021	4,388,901	$4,389	$78,395	$146,010	$(155)	$(16,147)	$212,492

See accompanying notes to consolidated financial statements.

Index

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$29,118	$25,103	$19,490
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,550	2,400	1,675
Depreciation and amortization	1,113	1,138	1,043
Amortization and accretion of loans and other assets	(4,535)	(3,960)	(545)
Amortization and accretion on investment securities	2,215	1,155	308
Deferred income taxes	689	367	317
Equity security (gains) losses, net	(339)	41	(120)
Available for sale security (gains) losses, net	(212)	(305)	(24)
Earnings on bank owned life insurance	(1,828)	(695)	(623)
Stock awards	614	473	369
Originations of loans held for sale	(44,668)	(88,024)	(21,157)
Proceeds from sales of loans held for sale	55,621	75,809	21,780
Realized gains on loans sold	(1,283)	(2,168)	(473)
(Increase) decrease in accrued interest receivable	764	(857)	(103)
Increase (decrease) in accrued interest payable	(306)	(235)	12
Other, net	180	1,580	(182)
Net cash provided by operating activities	38,693	11,822	21,767
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	29,198	23,415	10,489
Proceeds from maturity and principal repayments of securities	55,520	70,008	62,625
Purchase of securities	(211,218)	(143,987)	(68,963)
Purchase of equity securities	-	(1,339)	(65)
Proceeds from sale of equity securities	-	168	-
Proceeds from redemption of Regulatory Stock	4,989	9,454	10,787
Purchase of Regulatory Stock	(3,688)	(7,396)	(11,526)
Net increase in loans	(32,111)	(63,440)	(37,492)
Purchase of interest bearing time deposits	-	(350)	(248)
Proceeds from matured interest-bearing time deposits with other banks	2,732	848	1,490
Purchase of bank owned life insurance	(7,800)	-	-
Purchase of premises, equipment and software	(1,105)	(942)	(483)
Proceeds from sale of premises and equipment	-	-	7
Proceeds from life insurance	3,714	-	-
Proceeds from sale of foreclosed assets held for sale	1,537	1,805	1,056
Acquisition, net of cash paid	-	1,022	-
Net cash used in investing activities	(158,232)	(110,734)	(32,323)
Cash Flows from Financing Activities:
Net increase in deposits	247,293	168,914	25,962
Proceeds from long-term borrowings	9,869	20,000	10,000
Repayments of long-term borrowings	(26,800)	(15,000)	(3,123)
Net increase (decrease) in short-term borrowed funds	2,060	(16,280)	(12,954)
Purchase of treasury stock	(1,374)	(2,122)	(1,291)
Sale of treasury stock to employee stock purchase plan	-	126	-
Dividends paid	(7,383)	(6,539)	(6,315)
Net cash provided by financing activities	223,665	149,099	12,279
Net increase in cash and cash equivalents	104,126	50,187	1,723
Cash and Cash Equivalents at Beginning of Year	68,707	18,520	16,797
Cash and Cash Equivalents at End of Year	$172,833	$68,707	$18,520

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,411	$8,175	$12,028
Income taxes paid	$5,500	$4,750	$3,300
Non-cash activities:
Stock dividend	$2,352	$1,916	$2,102
Real estate acquired in settlement of loans	$906	$281	$3,836
Right of use asset and liability	$1,636	$636	$1,454

Acquisition of		Midcoast Community Bancorp Inc.
Non-cash assets acquired
Available-for-sale securities	$-	$-	$-
Interest bearing time deposits with other banks	-	-	-
Loans	-	223,235	-
Premises and equipment	-	1,787	-
Accrued interest receivable	-	586	-
Bank owned life insurance	-	3,766	-
Intangibles	-	157	-
Deferred tax asset	-	3,402	-
Other assets	-	2,878	-
Goodwill	-	8,080	-
	-	243,891	-
Liabilities assumed
Noninterest-bearing deposits	-	38,694	-
Interest-bearing deposits	-	170,132	-
Accrued interest payable	-	164	-
Borrowed funds	-	15,497
Other liabilities	-	1,198	-
	-	225,685	-
Net non-cash liabilities acquired	-	18,206	-
Cash and cash equivalents acquired	$-	$8,637	$-

See accompanying notes to consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”) is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CZFS Acquisition Company, LLC (CZFS), and its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and its wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA, LLC (“Realty”). CZFS was formed in March 2020 as part of the merger with Midcoast Community Bancorp. Inc. (MidCoast). Realty was formed in March of 2019 to manage and sell properties acquired by the Bank in the settlement of a bankruptcy filing with a commercial customer.  On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (FNB).  On December 8, 2017, the Bank completed its acquisition of the S&T Bank branch in State College (State College). On April 17, 2020, the Company completed its acquisition of MidCoast. As of December 31, 2021, the Bank operates thirty full-service banking branches in Potter, Tioga, Bradford, Clinton, Lebanon, Lancaster, Berks, Schuylkill, Centre and Chester counties, Pennsylvania, Allegany County, New York, and the cities of Wilmington and Dover, Delaware, and a limited branch office in Union county, Pennsylvania. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.

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

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2021 and 2020.

Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2021 and 2020.

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

Goodwill

The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company may also perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2021, 2020 or 2019.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees. Any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the Bank receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary named by the insured person in the policy. The Company is the sole beneficiary of any death benefits received from non-active insured persons. Additionally, as a result of the MidCoast acquisition, the Company acquired life insurance policies on former MidCoast employees. The Company is owner and sole beneficiary of these policies. The Company acquired life insurance policies on former FNB employees and directors, as part of the acquisition of FNB. The policies obtained as part of the acquisition provide a fixed dollar benefit to the former employee or director beneficiaries, whether or not the insured person is affiliated with the Company at the time of his or her death. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as other non-interest income.  The obligation of $696,000 and $687,000 under split-dollar benefit agreements to former employees and directors or their beneficiaries have been recognized as liabilities on the consolidated balance sheet at December 31, 2021 and 2020. The expenses associated with the split dollar benefit were $9,000, $3,000 and $36,000 for 2021, 2020 and 2019, respectively.

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

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value. The Company has interest rate swap agreements which are used as part of its asset liability management to help manage interest rate risk. The Company does not use derivatives for trading purposes.

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

Index
Advertising Costs

Advertising costs are generally expensed as incurred and amounted to $460,000, $470,000 and $466,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs .

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

Index
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Company’s financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which addresses how an acquirer should recognize and measure revenue contracts acquired in a business combination. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.

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

	2021	2020	2019
Basic earnings per share computation:
Net income applicable to common stock	$29,118,000	$25,103,000	$19,490,000
Weighted average common shares outstanding	3,945,299	3,844,241	3,597,709
Earnings per share - basic	$7.38	$6.53	$5.42

Diluted earnings per share computation:
Net income applicable to common stock	$29,118,000	$25,103,000	$19,490,000

Weighted average common shares outstanding for basic earnings per share	3,945,299	3,844,241	3,597,709
Add: Dilutive effects of restricted stock	-	1,841	2,096
Weighted average common shares outstanding for dilutive earnings per share	3,945,299	3,846,082	3,599,805
Earnings per share - dilutive	$7.38	$6.53	$5.41

Nonvested shares of restricted stock totaling 5,494, 4,302 and 3,576 were outstanding during 2021, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had per share prices ranging from $44.93-63.19, $58.37-$62.93 and $52.44-$62.93 for 2021, 2020 and 2019, respectively.

Index
Reclassification

Certain of the prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on net income or stockholders’ equity.

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

•
Brokerage and insurance – Fees include commissions from the sales of investments and insurance products recognized on a trade date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Additional fees are based on a percentage of the market value of customer accounts and billed on a monthly or quarterly basis. The Company’s performance obligation under the contracts with certain customers is generally satisfied through the passage of time as the Company monitors and manages the assets in the customer’s portfolio and is not dependent on certain return or performance level of the customer’s portfolio. Fees for these services are billed monthly and are recorded as revenue at the end of the month for which the wealth management service has been performed. Other performance obligations (such as the delivery of account statements to customers) are generally considered immaterial to the overall transaction price.

Index
The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

Revenue stream
Service charges on deposit accounts	2021	2020	2019
Overdraft fees	$1,111	$1,171	$1,536
Statement fees	225	207	206
Interchange revenue	2,801	2,287	2,294
ATM income	388	323	392
Other service charges	230	233	259
Total Service Charges	4,755	4,221	4,687
Trust	865	803	750
Brokerage and insurance	1,625	1,297	1,141
Other	492	339	348
Total	$7,737	$6,660	$6,926

3. RESTRICTIONS ON CASH AND DUE FROM BANKS

Effective, March 26, 2020, the Federal Reserve reduced reserve requirements to zero for all depository institutions. There were no required federal reserves included in “Cash and due from banks” at December 31, 2021 or December 31, 2020. The required reserves are used to facilitate the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank. Federal law prohibits the Company from borrowing from the Bank unless the loans are secured by specific collateral.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, 2021 and 2020 were as follows (in thousands):

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Agency securities	$73,803	$976	$(834)	$73,945
U.S. Treasuries	116,743	63	(1,459)	115,347
Obligations of state and political subdivisions	109,367	2,706	(52)	112,021
Corporate obligations	10,378	39	(84)	10,333
Mortgage-backed securities in government sponsored entities	101,727	597	(1,568)	100,756
Total available-for-sale securities	$412,018	$4,381	$(3,997)	$412,402

December 31, 2020
Available-for-sale securities:
U.S. Agency securities	$79,065	$2,403	$(52)	$81,416
U.S. Treasuries	27,442	601	-	28,043
Obligations of state and political subdivisions	100,089	2,938	(55)	102,972
Corporate obligations	6,413	96	-	6,509
Mortgage-backed securities in government sponsored entities	74,512	1,874	(137)	76,249
Total available-for-sale securities	$287,521	$7,912	$(244)	$295,189

Index
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020 (in thousands). As of December 31, 2021, the Company owned 138 securities each of whose fair value was less than its cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$26,754	$(387)	$7,542	$(447)	$34,296	$(834)
U.S. Treasuries	106,794	(1,459)	-	-	106,794	(1,459)
Obligations of states and political subdivisions	10,744	(26)	2,899	(26)	13,643	(52)
Corporate obligations	6,922	(84)	-	-	6,922	(84)
Mortgage-backed securities in government sponsored entities	60,182	(1,305)	7,975	(263)	68,157	(1,568)
Total securities	$211,396	$(3,261)	$18,416	$(736)	$229,812	$(3,997)

	Less than Twelve Months		Twelve Months or Greater		Total
2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$13,720	$(52)	$-	$-	$13,720	$(52)
Obligations of states and political subdivisions	5,407	(55)	-	-	5,407	(55)
Mortgage-backed securities in government sponsored entities	14,600	(99)	5,633	(38)	20,233	(137)
Total securities	$33,727	$(206)	$5,633	$(38)	$39,360	$(244)

As of December 31, 2021, the Company’s investment securities portfolio contained unrealized losses on U.S. Treasuries, agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations and mortgage backed securities in government sponsored entities. For fixed maturity available for sale investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. As of December 31, 2021 and 2020, the Company had concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2021, 2020 and 2019 were $29,198,000, $23,415,000, and $10,489,000, respectively. The gross gains realized during 2021 consisted of $177,000 and $125,000 from the sales of six treasury securities and three agency securities, respectively. The gross losses realized during 2021 consisted of $90,000 from the sale of one agency security. The gross gains realized during 2020 consisted of $344,000 from the sales of seventeen mortgage backed securities. The gross losses realized during 2020 consisted of $39,000 from the sale of two mortgage backed securities. The gross gains realized during 2019 consisted of $1,000 and $24,000 from the sales of two agency securities and four treasury securities, respectively. The gross losses realized during 2019 consisted of $1,000 from the sale of one agency security. Gross gains and gross losses were realized as follows on available for sale securities (in thousands):

	2021	2020	2019
Gross gains	$302	$344	$25
Gross losses	(90)	(39)	(1)
Net gains	$212	$305	$24

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during 2021, 2020 and 2019 and the portion of unrealized gains for the period that relates to equity investments held at December 31, 2021, 2020 and 2019 (in thousands):

Equity Securities	2021	2020	2019
Net gains (losses) recognized in equity securities during the period	$339	$(109)	$120
Less: Net gains realized on the sale of equity securities during the period	-	68	-
Net unrealized gains (losses)	$339	$(41)	$120

Index
Investment securities with an approximate carrying value of $295,028,000 and $245,351,000 at December 31, 2021 and 2020, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at December 31, 2021, by contractual maturity are shown below (in thousands). Municipal securities that have been refunded and will therefore pay-off on the call date are reflected in the table below utilizing the call date as the date of repayment as payment is guaranteed on that date:

Available-for-sale securities:	Amortized Cost	Fair Value
Due in one year or less	$15,002	$15,175
Due after one year through five years	108,284	108,590
Due after five years through ten years	133,646	132,786
Due after ten years	155,086	155,851
Total	$412,018	$412,402

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York and Wilmington and Dover, Delaware.  Although the Company had a diversified loan portfolio at December 31, 2021 and 2020, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for loan losses as of December 31, 2021 and 2020 (in thousands):

2021	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$201,097	$620	$14	$200,463
Commercial	687,338	8,381	2,145	676,812
Agricultural	312,011	5,355	1,643	305,013
Construction	55,036	-	-	55,036
Consumer	25,858	-	-	25,858
Other commercial loans	74,585	186	-	74,399
Other agricultural loans	39,852	991	-	38,861
State and political subdivision loans	45,756	-	-	45,756
Total	1,441,533	15,533	3,802	1,422,198
Allowance for loan losses	17,304	121	-	17,183
Net loans	$1,424,229	$15,412	$3,802	$1,405,015

Index
2020
Real estate loans:
Residential	$201,911	$990	$20	$200,901
Commercial	596,255	9,183	2,937	584,135
Agricultural	315,158	4,645	1,686	308,827
Construction	35,404	-	-	35,404
Consumer	30,277	2	-	30,275
Other commercial loans	114,169	1,335	232	112,602
Other agricultural loans	48,779	1,122	-	47,657
State and political subdivision loans	63,328	-	-	63,328
Total	1,405,281	17,277	4,875	1,383,129
Allowance for loan losses	15,815	510	-	15,305
Net loans	$1,389,466	$16,767	$4,875	$1,367,824

During 2021 the Company continued to participate in the Paycheck Protection Program (“PPP”), administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of December 31, 2021 and 2020, the Company had outstanding principal balances of $6.8 million and $37.2 million, respectively, of PPP loans that are included in other commercial loans. During 2021, the Company originated $24.3 million of loans, of which $6.0 million remain outstanding as of December 31, 2021. During 2020, the Company originated $54.3 million of loans under this program of which $806,000 remain outstanding as of December 31, 2021. The PPP loans are fully guaranteed by the SBA, have an interest rate of 1.0% per annum, and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. The SBA has issued guidance for forgiveness with a streamlined approach for loans of $150,000 or less.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $3.8 million in fees associated with the processing of these loans in 2021 and 2020. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. As of December 31, 2021, $270,000 of deferred fees remain to be amortized related to the PPP loans.

As of December 31, 2021 and 2020, net unamortized loan fees, including PPP fees, and costs of $2,038,000 and $2,344,000, respectively, were included in the carrying value of loans. Purchased loans acquired in connection with the FNB acquisition, the State College branch acquisition and the MidCoast acquisition were recorded at fair value on their acquisition date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans’ collateral. The carrying value of PCI loans was $3,802,000 and $4,875,000 at December 31, 2021 and 2020, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows.

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

Index
The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the MidCoast Acquisition as of April 17, 2020 (in thousands):

April 17, 2020
Contractually required principal and interest at acquisition	$8,801
Non-accretable discount	(2,966)
Expected cash flows	5,835
Accretable discount	(966)
Estimated fair value	$4,869

Changes in the accretable discount for PCI loans were as follows for the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Balance at beginning of period	$788	$89
Addition due to MidCoast Acquisition	-	966
Accretion	(499)	(267)
Reclassification of non-accretable discount	81	-
Balance at end of period	$370	$788

The following table presents additional information regarding PCI loans (in thousands):

	December 31, 2021	December 31, 2020
Outstanding balance	$6,159	$8,958
Carrying amount	3,802	4,875

Real estate loans serviced for Freddie Mac, Fannie Mae and the FHLB, which are not included in the Consolidated Balance Sheet, totaled $197,037,000 and $178,986,000 at December 31, 2021 and 2020, respectively. Loans sold to Freddie Mac and Fannie Mae were sold without recourse and total $184,897,000 and $162,050,000 at December 31, 2021 and 2020, respectively. Additionally, the Bank acquired a portfolio of loans sold to the FHLB during the acquisition of FNB, which were sold under the Mortgage Partnership Finance Program (“MPF”). The Bank was not an active participant in the MPF program in 2021 or 2020. The MPF portfolio balance was $12,140,000 and $16,936,000 at December 31, 2021 and 2020, respectively. The FHLB maintains a first-loss position for the MPF portfolio that totals $157,000. Should the FHLB exhaust its first-loss position, recourse to the Bank’s credit enhancement would be up to the next $590,000 of losses. The Bank did not experience any losses for the MPF portfolio during 2021, 2020 or 2019.

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consist of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are consumer purpose installment loans or lines of credit secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate are loans secured by a mortgage on real estate used in agriculture production. Construction real estate are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by collateral other than real estate and overdraft lines of credit connected with customer deposit accounts. Other commercial loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

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

The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2021 and 2020, if applicable (in thousands):

2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$697	$495	$45	$540	$6
Home Equity	97	37	43	80	6
Commercial	9,330	8,096	285	8,381	61
Agricultural	5,694	5,167	188	5,355	14
Consumer	-	-	-	-	-
Other commercial loans	813	92	94	186	34
Other agricultural loans	1,274	991	-	991	-
Total	$17,905	$14,878	$655	$15,533	$121

2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$1,070	$740	$123	$863	$9
Home Equity	150	70	57	127	9
Commercial	9,847	8,323	860	9,183	95
Agricultural	4,811	2,799	1,846	4,645	83
Consumer	2	2	-	2	-
Other commercial loans	1,908	1,094	241	1,335	170
Other agricultural loans	1,262	19	1,103	1,122	144
Total	$19,050	$13,047	$4,230	$17,277	$510

The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2021, 2020 and 2019 (in thousands):

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2021	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$682	$16	$-
Home Equity	99	4	-
Commercial	8,789	288	31
Agricultural	4,562	82	-
Other commercial loans	704	2	-
Other agricultural loans	1,044	3	-
Total	$15,880	$395	$31

Index
2020
Real estate loans:
Mortgages	$956	$20	$-
Home Equity	139	6	-
Commercial	10,354	358	27
Agricultural	3,918	75	-
Consumer	3	-	-
Other commercial loans	1,671	3	-
Other agricultural loans	1,237	6	-
Total	$18,278	$468	$27

2019
Real estate loans:
Mortgages	$1,062	$16	$-
Home Equity	119	6	-
Commercial	11,756	453	24
Agricultural	4,899	78	-
Consumer	2	-	-
Other commercial loans	2,056	1	-
Other agricultural loans	1,400	4	-
Total	$21,294	$558	$24

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

The following tables represent credit exposures by internally assigned grades as of December 31, 2021 and 2020 (in thousands):

2021	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$646,137	$35,332	$5,869	$-	$-	$687,338
Agricultural	291,537	15,105	5,369	-	-	312,011
Construction	55,036	-	-	-	-	55,036
Other commercial loans	70,932	3,289	316	48	-	74,585
Other agricultural loans	37,800	1,351	701	-	-	39,852
State and political subdivision loans	45,588	168	-	-	-	45,756
Total	$1,147,030	$55,245	$12,255	$48	$-	$1,214,578

2020
Real estate loans:
Commercial	$563,121	$24,329	$8,805	$-	$-	$596,255
Agricultural	289,216	14,307	11,635	-	-	315,158
Construction	35,404	-	-	-	-	35,404
Other commercial loans	106,604	3,808	3,672	85	-	114,169
Other agricultural loans	45,758	1,431	1,590	-	-	48,779
State and political subdivision loans	58,649	4,372	307	-	-	63,328
Total	$1,098,752	$48,247	$26,009	$85	$-	$1,173,093

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2021 and 2020 (in thousands):

2021	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$150,320	$608	$14	$150,942
Home Equity	50,122	33	-	50,155
Consumer	25,858	-	-	25,858
Total	$226,300	$641	$14	$226,955

2020	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$145,843	$1,039	$20	$146,902
Home Equity	54,961	48	-	55,009
Consumer	30,247	30	-	30,277
Total	$231,051	$1,117	$20	$232,188

Index
Aging Analysis of Past Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2021 and 2020 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	90 Days and
2021	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$220	$170	$209	$599	$150,329	$14	$150,942	$13
Home Equity	103	-	33	136	50,019	-	50,155	33
Commercial	127	115	1,969	2,211	682,982	2,145	687,338	-
Agricultural	31	-	1,367	1,398	308,970	1,643	312,011	-
Construction	-	-	-	-	55,036	-	55,036	-
Consumer	163	1	-	164	25,694	-	25,858	-
Other commercial loans	17	10	92	119	74,466	-	74,585	-
Other agricultural loans	10	-	-	10	39,842	-	39,852	-
State and political
subdivision loans	-	-	-	-	45,756	-	45,756	-
Total	$671	$296	$3,670	$4,637	$1,433,094	$3,802	$1,441,533	$46
Loans considered non-accrual	$-	$-	$3,624	$3,624	$3,992	$-	$7,616
Loans still accruing	671	296	46	1,013	1,429,102	3,802	1,433,917
Total	$671	$296	$3,670	$4,637	$1,433,094	$3,802	$1,441,533

2020
Real estate loans:
Mortgages	$864	$414	$518	$1,796	$145,086	$20	$146,902	$252
Home Equity	152	62	34	248	54,761	-	55,009	23
Commercial	836	439	1,822	3,097	590,221	2,937	596,255	70
Agricultural	2,283	-	1,329	3,612	309,860	1,686	315,158	150
Construction	-	-	-	-	35,404	-	35,404	-
Consumer	147	9	30	186	30,091	-	30,277	30
Other commercial loans	930	-	133	1,063	112,874	232	114,169	-
Other agricultural loans	1,044	-	-	1,044	47,735	-	48,779	-
State and political
subdivision loans	-	-	-	-	63,328	-	63,328	-
Total	$6,256	$924	$3,866	$11,046	$1,389,360	$4,875	$1,405,281	$525
Loans considered non-accrual	$3,032	$28	$3,341	$6,401	$4,331	$-	$10,732
Loans still accruing	3,224	896	525	4,645	1,385,029	4,875	1,394,549
Total	$6,256	$924	$3,866	$11,046	$1,389,360	$4,875	$1,405,281

Nonaccrual Loans

Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.

Index
The following table reflects the loans on nonaccrual status as of December 31, 2021 and 2020, respectively. The balances are presented by class of loan (in thousands):

	2021	2020
Real estate loans:
Mortgages	$595	$787
Home Equity	-	25
Commercial	2,945	4,529
Agricultural	3,133	3,133
Other commercial loans	140	1,284
Other agricultural loans	803	974
	$7,616	$10,732

Interest income on loans would have increased by approximately $573,000, $756,000 and $647,000 during 2021, 2020 and 2019, respectively, if these loans had performed in accordance with their terms.

Loan Modifications Related to COVID-19

The Company has elected to follow the loan modification guidance under Section 4013 of the CARES Act with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. Under section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. A modification of six months or less is considered to be a short-term loan modification. In response to the COVID-19 pandemic, the Company has prudently executed loan modifications for existing loan customers, which includes deferrals of interest and in certain cases deferrals of principal and interest. The following table presents information regarding loans which were subject to a loan modification related to COVID-19 during 2021, with balances as of December 31, 2020 and December 31, 2021, as well as the balance by modification type as of December 31, 2021 (dollars in thousands).

	Number of loans	Balance as of December 31, 2020	Number of loans	Balance as of December 31, 2021	Principal and Interest Deferral	Principal Deferral	% of loans as of December 31, 2021
Real estate loans:
Mortgages	1	$209	-	$-	$-	$-	0.00%
Home Equity	1	49	-	-	-	-	0.00%
Commercial	12	26,039	-	-	-	-	0.00%
Agricultural	3	181	-	-	-	-	0.00%
Other commercial loans	2	249	-	-	-	-	0.00%
Total	19	$26,727	-	$-	$-	$-	0.00%

Troubled Debt Restructurings (TDRs)

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of December 31, 2021, 2020 and 2019, included within the allowance for loan losses are reserves of $26,000, $257,000 and $345,000, respectively, that are associated with loans modified as TDRs.

Index
Loan modifications that are considered TDRs completed during the years ended December 31, 2021, 2020 and 2019 were as follows (dollars in thousands):

2021	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	4	$-	$1,469	$-	$1,469
Agricultural	-	4	-	2,090	-	2,090
Total	-	8	$-	$3,559	$-	$3,559

2020
Real estate loans:
Mortgages	-	1	$-	$2	$-	$2
Commercial	-	10	-	2,456	-	2,456
Agricultural	-	2	-	494	-	494
Consumer	-	1	-	3		3
Other commercial loans	-	2	-	1,094		1,094
Other agricultural loans	-	1	-	19	-	19
Total	-	17	$-	$4,068	$-	$4,068

2019
Real estate loans:
Mortgages	-	1	$-	$4	$-	$4
Home Equity	-	1	-	40	-	40
Commercial	-	6	-	918	-	918
Agricultural	-	5	-	1,731	-	1,731
Consumer	-	1	-	3		3
Other commercial loans	-	1	-	55		55
Other agricultural loans	-	5	-	1,054	-	1,054
Total	-	20	$-	$3,805	$-	$3,805

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2021, 2020 and 2019, respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	December 31, 2021		December 31, 2020		December 31, 2019
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$-	1	$110	-	$-
Agricultural	-	-	-	-	1	1,439
Other agricultural loans	-	-	-	-	3	137
Total recidivism	-	$-	1	$110	4	$1,576

Index
Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2021 and 2020 included with other assets are $1,180,000 and $1,836,000, respectively, of foreclosed assets. As of December 31, 2021, included within the foreclosed assets is $353,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2021, the Company has initiated formal foreclosure proceedings on $224,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Allowance for Loan Losses

The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2021, 2020 and 2019 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2021, 2020 and 2019 (in thousands):

	Balance at December 31, 2020	Charge-offs	Recoveries	Provision	Balance at December 31, 2021	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,174	$-	$-	$(27)	$1,147	$12	$1,135
Commercial	6,216	(54)	89	1,848	8,099	61	8,038
Agricultural	4,953	-	-	(224)	4,729	14	4,715
Construction	122	-	-	312	434	-	434
Consumer	321	(27)	21	(53)	262	-	262
Other commercial loans	1,226	(133)	43	(113)	1,023	34	989
Other agricultural loans	864	-	-	(306)	558	-	558
State and political subdivision loans	479	-	-	(198)	281	-	281
Unallocated	460	-	-	311	771	-	771
Total	$15,815	$(214)	$153	$1,550	$17,304	$121	$17,183
	Balance at December 31, 2019	Charge-offs	Recoveries	Provision	Balance at December 31, 2020	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,114	$-	$14	$46	$1,174	$18	$1,156
Commercial	4,549	(435)	37	2,065	6,216	95	6,121
Agricultural	5,022	(4)	19	(84)	4,953	83	4,870
Construction	43	-	-	79	122	-	122
Consumer	112	(50)	21	238	321	-	321
Other commercial loans	1,255	(44)	12	3	1,226	170	1,056
Other agricultural loans	961	-	-	(97)	864	144	720
State and political subdivision loans	536	-	-	(57)	479	-	479
Unallocated	253	-	-	207	460	-	460
Total	$13,845	$(533)	$103	$2,400	$15,815	$510	$15,305

	Balance at December 31, 2018	Charge-offs	Recoveries	Provision	Balance at December 31, 2019	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,105	$(32)	$-	$41	$1,114	$32	$1,082
Commercial	4,115	(578)	-	1,012	4,549	251	4,298
Agricultural	4,264	-	-	758	5,022	151	4,871
Construction	58	-	-	(15)	43	-	43
Consumer	120	(49)	33	8	112	-	112
Other commercial loans	1,354	(38)	10	(71)	1,255	147	1,108
Other agricultural loans	752	(60)	-	269	961	154	807
State and political subdivision loans	762	-	-	(226)	536	-	536
Unallocated	354	-	-	(101)	253	-	253
Total	$12,884	$(757)	$43	$1,675	$13,845	$735	$13,110

Index
As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are explanations for the changes in the allowance by portfolio segments:

2021

Residential - There was a decrease in the historical loss factor for residential loans when comparing 2020 and 2021 and a slight decrease in the specific reserve for residential loans between 2020 and 2021.  The qualitative factor for the level of past due loans for residential real estate loans was decreased due to a decrease in past due loans during 2021.

Commercial real estate – There was a decrease in the historical loss factor and the specific reserve for commercial real estate loans from 2020 to 2021. The qualitative factor for the volume of non-accrual loans was decreased for commercial real estate loans due to a decrease in the volume of non-accrual loans during 2021. The decrease in the qualitative factors was offset by the increase in the commercial real estate portfolio, which resulted in the provision for 2021.

Agricultural real estate – There was no change in the historical loss factor for agricultural real estate loans from 2020 to 2021  The specific reserve for agricultural real estate loans decreased from 2020 to 2021. The qualitative factor for the volume and severity of classified, adversely or graded loans was decreased for agricultural real estate loans during 2021 due to a decrease in substandard loans.

Construction - There was no change in the historical loss factor or specific reserve for construction loans from 2020 to 2021. The qualitative factors for trends in volume, terms and nature of the portfolio, experience and depth of lending management and relevant staff, and changes in value of underlying value of collateral were increased for the construction loan portfolio during 2021 due to the increase in the overall size of the portfolio, the increase in the size of individual construction loans and the complexity of the construction projects funded.

Consumer - There was a decrease in the historical loss factor for consumer loans from 2020 to 2021.  The negative provision was due to a decrease in consumer loans.

Other commercial - There was an increase in the historical loss factor for other commercial loans when comparing 2020 and 2021. The specific reserve for other commercial loans decreased from 2020 to 2021. The qualitative factors for the level of past due loans, the volume of non-accrual loans and the volume and severity of classified, adversely or graded loans were decreased for other commercial loans due to a decrease in past due loans, non-accrual loans and substandard loans during 2021.

Other agricultural - There was a decrease in the historical loss factor for other agricultural loans from 2020 to 2021.  The specific reserve for other agricultural loans decreased from 2020 to 2021. The qualitative factor for the volume and severity of classified, adversely or graded loans was decreased for other agricultural loans during 2021 due to a decrease in substandard loans. The negative provision was primarily due to the overall decrease in other agricultural loans.

Municipal loans - There was no change in the historical loss factor or specific reserve for municipal loans from 2020 to 2021. The qualitative factor for the volume and severity of classified, adversely or graded loans was decreased for municipal loans during 2021 due to a decrease in substandard loans. The negative provision was primarily due to the overall decrease in other municipal loans during 2021.

Index
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

Agricultural real estate – There was a decrease in the historical loss factor and specific reserve for agricultural real estate loans from 2019 to 2020. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for agricultural real estate loans due to a general deterioration in economic activity and increase in unemployment as a result of the Covid-19 pandemic during 2020.

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

Index
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

Agricultural real estate – There was an increase in the historical loss factor for agricultural real estate loans from 2018 to 2019.  The specific reserve for agricultural real estate loans increased from 2018 to 2019. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for agricultural real estate due to an increase in classified loans. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for agricultural real estate loans due to an increase in the unemployment rates in the local economy during 2019.

Other commercial - There was a slight decrease in the historical loss factor for other commercial loans when comparing 2018 and 2019. The specific reserve for other commercial loans decreased from 2018 to 2019. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for other commercial loans due to a decrease in classified and non-accrual loans. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for other commercial loans due to an increase in the unemployment rates in the local economy during 2019.

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

Index
6. PREMISES & EQUIPMENT

Premises and equipment at December 31, 2021 and 2020 are summarized as follows (in thousands):

	December 31,
	2021	2020
Land	$5,462	$5,385
Buildings	20,094	19,373
Furniture, fixtures and equipment	7,275	7,046
Construction in process	67	147
	32,898	31,951
Less: accumulated depreciation	15,882	15,003
Premises and equipment, net	$17,016	$16,948

Depreciation expense amounted to $922,000, $921,000 and $784,000 for 2021, 2020 and 2019, respectively.

Index
7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization of intangible assets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,499	$(1,326)	$1,173	$2,153	$(1,131)	$1,022
Core deposit intangibles	1,943	(1,489)	454	1,943	(1,297)	646
Total amortized intangible assets	$4,442	$(2,815)	$1,627	$4,096	$(2,428)	$1,668
Unamortized intangible assets:
Goodwill	$31,376			$31,376
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for the next five years of amortized intangible assets (in thousands). We based our projections of amortization expense shown below on existing asset balances at December 31, 2021. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Year ended December 31, 2021	$265	$192	$457
Estimate for year ended December 31,
2022	305	156	461
2023	244	121	365
2024	192	86	278
2025	146	50	196
2026	107	17	124

8. FEDERAL HOME LOAN BANK (FHLB) STOCK

As a member of the FHLB of Pittsburgh, the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2021 and 2020, included in other assets, the Bank held $3,292,000 and $4,593,000, respectively, of FHLB stock. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios are strong, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

Index
9. DEPOSITS

The following table shows the breakdown of deposits as of December 31, 2021 and 2020, by deposit type (in thousands):

	2021	2020
Non-interest-bearing deposits	$358,073	$303,762
NOW accounts	485,292	422,083
Savings deposits	313,048	255,853
Money market deposit accounts	350,122	225,968
Certificates of deposit	329,616	381,192
Total	$1,836,151	$1,588,858

Certificates of deposit of $250,000 or more amounted to $79,610,000 and $75,869,000 at December 31, 2021 and 2020, respectively. Brokered deposits totaled $23,839,000 as of December 31, 2020. There were no brokered certificates of deposits as of December 31, 2021.

Following are maturities of certificates of deposit as of December 31, 2021 (in thousands):

2022	$184,857
2023	68,192
2024	42,549
2025	16,257
2026	11,994
Thereafter	5,767
Total certificates of deposit	$329,616

10. BORROWED FUNDS AND REPURCHASE AGREEMENTS

The following table shows the breakdown of borrowed funds as of December 31, 2021 and 2020 (dollars in thousands):

	Securities
	Sold Under	FHLB	Federal	FRB				Total
	Agreements to	Advances	Funds	BIC	Subordinated	Notes	Term	Borrowed
	Repurchase(a)	(b)	Lines (c)	Line (d)	Debt (e)	Payable (f)	Loans(g)	Funds
2021
Balance at December 31	$16,873	$-	$-	$-	$9,879	$7,500	$39,725	$73,977
Highest balance at any month-end	16,873	-	-	-	9,879	7,500	66,525	100,777
Average balance	14,726	-	-	-	7,036	7,500	55,360	84,622
Weighted average interest rate:
Paid during the year	0.06%	0.00%	0.51%	0.22%	4.17%	3.57%	1.26%	1.50%
As of year-end	0.08%	0.00%	0.00%	0.00%	4.18%	3.57%	1.15%	1.56%
2020
Balance at December 31	$14,813	$-	$-	$-	$-	$7,500	$66,525	$88,838
Highest balance at any month-end	14,813	67,106	-	-	-	7,500	79,022	168,441
Average balance	12,903	12,371	-	109	-	7,500	60,355	93,238
Weighted average interest rate:
Paid during the year	0.36%	1.63%	0.51%	0.34%	0.00%	3.83%	1.19%	1.34%
As of year-end	0.11%	0.00%	0.00%	0.00%	0.00%	3.57%	1.12%	1.16%

(a) We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The collateral pledged on the repurchase agreements by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 is presented in the following tables (in thousands).

Index
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2021	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$17,155	$-	$-	$-	$17,155
Total carrying value of collateral pledged	$17,155	$-	$-	$-	$17,155
Total liability recognized for repurchase agreements					$16,873

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2020	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$16,735	$-	$-	$-	$16,735
Total carrying value of collateral pledged	$16,735	$-	$-	$-	$16,735
Total liability recognized for repurchase agreements					$14,813

(b) FHLB Advances consist of an “Open RepoPlus” agreement with the FHLB of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the FHLB discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $756,225,000, inclusive of any outstanding advances and letters of credit. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  A portion of these advances, $25.0 million, are subject to interest rate swap arrangements. See Note 17 for additional information.

(c) The federal funds lines consist of unsecured lines from two third party banks at market rates.  The Company has a borrowing limit totaling $34,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(d) The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement opened in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company’s possession.  As of December 31, 2021 and 2020, the Company has a borrowing limit of $1,068,000 and $4,379,000, respectively, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $1,683,000 and $12,932,000 as of December 31, 2021 and 2020, respectively.

(e) In April 2021, the Company issued $10.0 million of fixed to floating rate subordinated notes that mature on April 16, 2031, unless redeemed earlier. The notes bear interest at 4% per annum through April 16, 2026 and subsequently pay interest at the 90-day average secured overnight financing rate, determined on the determination date of the applicable interest period, plus 323 basis points. The Company may redeem the notes, in whole or in part, on or after April 16, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Issuance costs associated with the notes totaled $131,000 and were capitalized and will be amortized over the life of the note on a straight-line basis, which approximates the effective yield method. As of December 31, 2021, the net unamortized issuance costs totaled $121,000.

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

Index
(g)  Term Loans consist of separate loans with the FHLB of Pittsburgh as follows (dollars in thousands):

Interest Rate	Maturity	December 31, 2021	December31, 2020
Fixed:
0.38%	January 4, 2021	-	25,000
0.26%	January 3, 2022	25,000	-
2.08%	January 6, 2022	4,725	4,725
2.46%	March 28, 2024	5,000	5,000
1.69%	August 20, 2024	5,000	5,000
2.61%	February 3, 2021	-	2,000
3.52%	July 12, 2021	-	2,000
2.37%	August 20, 2021	-	2,800
0.25%	July 9, 2021	-	15,000
1.24%	March 3, 2025	-	5,000
Total term loans		$39,725	$66,525

Following are maturities of borrowed funds as of December 31, 2021 (in thousands):

2022	$46,598
2023	-
2024	10,000
2025	-
2026	-
Thereafter	17,379
Total borrowed funds	$73,977

11. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers hired prior to January 1, 2007. The Bank also assumed the noncontributory defined benefit pension plan of FNB when it was acquired during 2015. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. The Board of Directors in 2018 voted to terminate the plan acquired as part of the FNB acquisition with final settlement occurring in the fourth quarter of 2019. These two plans are collectively referred to herein as “the Plans”.  The pension plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during employment. Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plans’ actuary. The Bank did not make any contributions to the pension plans in 2021, 2020 or 2019.

In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $290,000, $212,0000 and $200,000 for 2021, 2020 and 2019, respectively.

Index
The following table sets forth the obligation and funded status of the Plans as of December 31 (in thousands):

	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$14,020	$13,027
Service cost	380	330
Interest cost	270	332
Actuarial (Gain) / Loss	(438)	1,810
Settlement gain	(17)	(34)
Benefits paid	(1,092)	(1,445)
Benefit obligation at end of year	13,123	14,020
Change in plan assets
Fair value of plan assets at beginning of year	13,247	13,277
Actual return (loss) on plan assets	1,761	1,415
Employer contribution	-	-
Benefits paid	(1,092)	(1,445)
Fair value of plan assets at end of year	13,916	13,247
Funded status	$793	$(773)

Amounts not yet recognized as a component of net periodic pension cost as of December 31 (in thousands):

Amounts recognized in accumulated other comprehensive loss consists of:	2021	2020
Net loss	$2,491	$4,383
Prior service cost	-	-
Total	$2,491	$4,383

The accumulated benefit obligation for the defined benefit pension plan was $13,123,000 and $14,020,000 at December 31, 2021 and 2020 respectively.

The components of net periodic benefit costs for the years ended December 31 are as follows (in thousands):

	2021	2020	2019	Affected line item on the Consolidated Statement of Income
Service cost	$380	$330	$289	Salary and Employee Benefits
Interest cost	270	332	588	Other Expenses
Return on plan assets	(895)	(862)	(924)	Other Expenses
Settlement loss (gain)	235	302	(259)	Other Expenses
Net amortization and deferral	336	233	272	Other Expenses
Net periodic benefit cost	$326	$335	$(34)

The estimated net loss that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost (income) in 2022 is $142,000.

The weighted-average assumptions used to determine benefit obligations at December 31, 2021 and 2020 is summarized in the following table. The change in the discount rate is the primary driver of the actuarial gain that occurred in 2021 of $438,000.

	2021	2020
Discount rate FCCB Plan	2.25%	2.00%
Rate of compensation increase	3.00%	3.00%

Index
The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31. Due to the decision to terminate the pension plan acquired as part of the FNB acquisition, the discount rate for the plans will be separated for 2019.

	2021	2020	2019
Discount rate FCCB Plan	2.00%	2.75%	4.00%
Discount rate FNB Plan	NA	NA	3.49%
Expected long-term return on plan assets FCCB plan	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2021, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 19, the Plan’s assets at fair value as of December 31, 2021 and 2020 (dollars in thousands):
2021	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$188	$-	$-	$188	1.4%
Equity Securities	6,291	-	-	6,291	45.2%
Mutual Funds and ETF’s	5,246	-	-	5,246	37.7%
Corporate Bonds	-	2,191	-	2,191	15.7%
Total	$11,725	$2,191	$-	$13,916	100.0%

2020	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$456	$-	$-	$456	3.4%
Equity Securities	5,709	-	-	5,709	43.1%
Mutual Funds and ETF’s	4,410	-	-	4,410	33.3%
Corporate Bonds	-	2,672	-	2,672	20.2%
Total	$10,575	$2,672	$-	$13,247	100.0%

Equity securities include the Company’s common stock in the amounts of $686,000 (4.9% of total plan assets) and $627,000 (4.7% of total plan assets) at December 31, 2021 and 2020, respectively.

The Bank does not expect to make a contribution to its pension plan in 2022.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2022	$420
2023	634
2024	806
2025	1,161
2026	2,130
2027 - 2031	3,944

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $563,000, $518,000 and $446,000 for 2021, 2020 and 2019, respectively.

Index
Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2021 and 2020, an obligation of $587,000 and $632,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $6,000, $8,000 and $19,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and maybe subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In April 2016, the Company’s stockholder authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of December 31, 2021, 119,391 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation. The following table details the vesting, awarding and forfeiting of unearned restricted shares during 2021:

	2021
	Shares	Weighted Average Market Price
Outstanding, beginning of year	10,202	$55.93
Granted	4,660	60.73
Forfeited	(70)	55.03
Vested	(7,838)	56.51
Outstanding, end of year	6,954	$58.51

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $318,000, $333,000 and $299,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The per share weighted-average grant-date fair value of restricted shares granted during 2021, 2020 and 2019 was $60.73, $50.89 and $60.02, respectively.  At December 31, 2021, the total compensation cost related to nonvested awards that has not yet been recognized was $407,000, which is expected to be recognized over the next 3 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2021 and 2020, an obligation of $2,509,000 and $2,077,000, respectively, for the SERP was included in other liabilities in the Consolidated Balance Sheet.  Expenses related to the SERP totaled $473,000, $107,000 and $251,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Benefit payments for 2021 and 2020 were $42,000 and $32,000, respectively. There were no benefit payments in 2019.

Deferred Compensation Plan

The Company in 2018 initiated a non-qualified executive deferred compensation plan for eligible employees designated by the Board of Directors.  At December 31, 2021 and 2020, an obligation of $940,000 and $631,000, respectively, was included in other liabilities for the deferred compensation plan in the Consolidated Balance Sheet.  Expenses related to the deferred compensation plan totaled $309,000, $230,000 and $343,000 for the years ended December 31, 2021, 2020 and 2019, respectively. There were no benefit payments in 2021, 2020 or 2019.

Index
Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees acquired through the acquisition of the FNB.  At December 31, 2021 and 2020 an obligation of $646,000 and $673,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to the salary continuation plan totaled $49,000, $51,000 and $52,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Continuation of Life Insurance Plan

The Company, as part of the acquisition of FNB, has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person’s term of service. The estimated present value of future benefits to be paid totaled $696,000 and $687,000 at December 31, 2021 and 2020, respectively, which is included in other liabilities in the Consolidated Balance Sheet. Expenses for the plan totaled $9,000, $2,600 and $36,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

12. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Currently payable	$5,510	$4,896	$3,503
Deferred tax liability (asset)	689	367	317
Provision for income taxes	$6,199	$5,263	$3,820

Index
The following temporary differences gave rise to the net deferred tax asset and liabilities at December 31, 2021 and 2020, respectively (in thousands):

Deferred tax assets:	2021	2020
Allowance for loan losses	$4,712	$5,135
Deferred compensation	491	520
Merger & acquisition costs	1	2
Allowance for losses on available-for-sale securities	4	15
Pension and other retirement obligation	360	599
Unrealized loss on interest rate swap	-	2
Interest on non-accrual loans	795	778
Incentive plan accruals	536	489
Other real estate owned	16	16
Low income housing tax credits	137	131
NOL carry forward	1,226	1,321
Right of use asset	686	482
Accrued vacation	168	187
Other	159	224
Total	$9,291	$9,901

Deferred tax liabilities:	2021	2020
Premises and equipment	$(559)	$(612)
Investment securities accretion	(90)	(68)
Loan fees and costs	(644)	(333)
Goodwill and core deposit intangibles	(2,309)	(2,293)
Mortgage servicing rights	(246)	(215)
Unrealized gains on available-for-sale securities	(81)	(1,612)
Unrealized gains on equity securities	(61)	-
Unrealized gains on interest rate swap	(401)	-
Right of use asset	(685)	(480)
Other	(133)	(245)
Total	(5,209)	(5,858)
Deferred tax (liability) asset, net	$4,082	$4,043

No valuation allowance was established at December 31, 2021 and 2020, due to the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Provision at statutory rates on pre-tax income	$7,413	$6,377	$4,895
Effect of tax-exempt income	(764)	(936)	(920)
Low income housing tax credits	(141)	(141)	(141)
Bank owned life insurance	(384)	(146)	(131)
Nondeductible interest	44	44	52
Nondeductible merger and acquisition expenses	-	32	38
Other items	31	33	27
Provision for income taxes	$6,199	$5,263	$3,820
Statutory tax rates	21%	21%	21%
Effective tax rates	17.6%	17.3%	16.4%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2017 have been closed for purposes of examination by the federal and state taxing authorities.

Index
Investments in Qualified Affordable Housing Projects

As of December 31, 2021 and 2020, the Company was invested in five and four partnerships, respectively, that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $288,000 and $216,000 as of December 31, 2021 and 2020, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of December 31, 2021, the Company has $141,000 of tax credits remaining that will be recognized over one year for partnerships entered into prior to January 1, 2021. During 2021, the Company entered into an additional partnership that is expected to generate tax credits of $2,951,000 that will be utilized over the next twelve years. Tax credits of $141,000 were recognized as a reduction of tax expense during 2021, 2020 and 2019. Included within other expenses on the Consolidated Statement of Income was $108,000 of amortization of the investments in qualified affordable housing projects for 2021, 2020 and 2019, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive income (loss), net of tax, as of December 31, were as follows (in thousands):

	2021	2020
Net unrealized gain on securities available for sale	$385	$7,668
Tax effect	(81)	(1,610)
Net -of-tax amount	304	6,058

Unrealized gain (loss) on interest rate swap	1,910	(11)
Tax effect	(401)	2
Net -of-tax amount	1,509	(9)

Unrecognized pension costs	(2,491)	(4,383)
Tax effect	523	921
Net -of-tax amount	(1,968)	(3,462)

Total accumulated other comprehensive (loss) income	$(155)	$2,587

Index
The following tables present the changes in accumulated other comprehensive income (loss) by component net of tax for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2018	$(973)	$-	$(2,948)	$(3,921)
Other comprehensive income (loss) before reclassifications (net of tax)	3,283	-	(186)	3,097
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(20)	-	215	195
Net current period other comprehensive income (loss)	3,263	-	29	3,292
Balance as of December 31, 2019	$2,290	$-	$(2,919)	$(629)

Balance as of December 31, 2019	$2,290	$-	$(2,919)	$(629)
Other comprehensive income (loss) before reclassifications (net of tax)	4,008	4	(727)	3,285
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(240)	(13)	184	(69)
Net current period other comprehensive income (loss)	3,768	(9)	(543)	3,216
Balance as of December 31, 2020	$6,058	$(9)	$(3,462)	$2,587

Balance as of December 31, 2020	$6,058	$(9)	$(3,462)	$2,587
Other comprehensive income (loss) before reclassifications (net of tax)	(5,586)	1,403	1,229	(2,954)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(168)	115	265	212
Net current period other comprehensive income (loss)	(5,754)	1,518	1,494	(2,742)
Balance as of December 31, 2021	$304	$1,509	$(1,968)	$(155)

(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)			Affected line item in the Consolidated Statement of Income
	December 31,
	2021	2020	2019
Unrealized gains and losses on available for sale securities
	$212	$305	$24	Available for sale securities gains, net
	(44)	(65)	(4)	Provision for income taxes
	$168	$240	$20	Net of tax

Unrealized gain (loss) on interest rate swap	$(147)	$18	$-	Interest expense
	32	(5)	-	Provision for income taxes
	$(115)	$13	$-	Net of tax
Defined benefit pension items
	$(336)	$(233)	$(272)	Other expenses
	71	49	57	Provision for income taxes
	$(265)	$(184)	$(215)	Net of tax
Total reclassifications	$(212)	$69	$(195)

(a) Amounts in parentheses indicate debits

14. RELATED PARTY TRANSACTIONS

Certain executive officers and directors of the Company, or companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank. A summary of loan activity for the years ended December 31, 2021 and 2020 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of year	$12,970	$13,457
New loans	5,341	5,098
Repayments	(6,631)	(5,585)
Balance, end of year	$11,680	$12,970

Index
15. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Federal Reserve Board (FRB) is required for the Bank to pay dividends to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2022 without approval of the FRB or Pennsylvania Department of Banking of approximately $30,429,000, plus the Bank’s 2022 year-to-date net income at the time of the dividend declaration.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2021, the Bank’s regulatory lending limit amounted to approximately $29,855,000.

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

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and will terminate upon the earlier of the termination of the national emergency related to COVID-19 or December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR will be set at 8% for the remainder of 2020, 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2020 and 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7% and 7.5%, respectively. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2021 and 2020, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.94% and 8.75%, respectively.

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

Credit Extension Commitments

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2021 and 2020, are as follows (in thousands):

	2021	2020
Commitments to extend credit	$275,998	$274,327
Standby letters of credit	17,083	21,978
	$293,081	$296,305

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

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2021 was $12,230,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.”

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest payments. As of December 31, 2021 and 2020, the Company had six interest rate swaps with a notional of $50.5 million associated with the Company’s cash outflows associated with various floating-rate amounts.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended December 31, 2021 and 2020. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $0 will be reclassified as an increase in interest expense.

Customer Swaps

The Company also enters into derivative contracts, which consist of interest rate swaps, to facilitate the needs of customers desiring to manage interest rate risk. These swaps are not designated as accounting hedges under ASC 815, Derivatives and Hedging. In order to economically hedge the interest rate risk associated with offering this product, the Company simultaneously enters into derivative contracts with third parties to offset the customer contracts, such that the Company minimizes its net risk exposure resulting from such transactions. The derivative contracts are structured such that the notional amounts decrease over time to generally match the expected amortization of the underlying loans. These derivatives are not speculative and arise from a service provided to customers. The Company utilizes a loan hedging program to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, the Company enters into a dealer facing trade exactly mirroring the terms of the loan addendum. At December 31, 2021, the Company had interest rate swaps related to this program with an aggregate notional amount of $87.3 million.

Counterparty Credit Risk

As a result of its derivative contracts, the Company is exposed to credit risk. Specifically, approved counterparties and exposure limits are defined. On at least an annual basis, the customer derivative contracts and related counterparties are evaluated for credit risk with an adjustment made to the contracts fair value. In accordance with the interest rate agreements with derivative dealers, the Company may be required to post margin to these counterparties. At December 31, 2021, the Company has required collateral with certain of its derivative counterparties in the amount of $5.2 million and was not holding collateral of any derivative counterparties.

Index
The following table reflects the estimated fair value positions of derivative contracts as of December 31, 2021:

Derivatives designated as hedging instruments under ASC 815 (in thousands):

					Fair Value December 31,
Third party interest rate swaps	Balance Sheet Location	Notional Amount	Interest rate Paid	Interest rate Received	2021	2020
Maturing in 2025	other assets/(other liabilities)	$15,000	Fixed - 0.57%	3-Month Libor	$291	$(143)
Maturing in 2027	other assets/(other liabilities)	10,000	Fixed - 0.65%	3-Month Libor	361	(50)
Maturing in 2027	other assets/(other liabilities)	7,500	Fixed - 3.57%	3-Month Libor + 280	239	(87)
Maturing in 2027	other assets/(other liabilities)	6,000	Fixed - 0.61%	3-Month Libor	244	24
Maturing in 2029	other assets/(other liabilities)	6,000	Fixed - 0.72%	3-Month Libor	329	74
Maturing in 2032	other assets/(other liabilities)	6,000	Fixed - 0.82%	3-Month Libor	446	171
		$50,500			$1,910	$(11)

Derivatives not designated as hedging instruments under ASC 815 (in thousands):

		December 31, 2021		December 31, 2020
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Zero Premium Collar	other assets/(other liabilities)	$67,375	$(1,817)	$64,013	$1,111
Zero Premium Collar	other assets/(other liabilities)	$19,938	$284	$-	$-

Dealer Offset to Zero Premium Collar	other assets/(other liabilities)	$67,375	$1,817	$64,013	$(1,111)
Dealer Offset to Zero Premium Collar	other assets/(other liabilities)	$19,938	$(284)	$-	$-

The following table presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the periods ended December 31, 2021 and 2020 (in thousands):

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
	Amount of (Loss) Gain Recognized in OCI on Derivatives		Location of Gain Reclassified from	Amount of (loss) gain reclassified from Accumulated OCI into income
	Year Ended December 31,		Accumulated OCI into	Year Ended December 31,
Derivatives in Hedging relationships	2021	2020	Income	2021	2020
Interest rate Products	$1,921	$(11)	Interest Expense	$(147)	$18

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches with terms extending through 2030. All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Balance Sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities.

The following table represents the Consolidated Balance Sheet classification of the Company’s ROU assets and lease liabilities (in thousands). The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), on the Consolidated Balance Sheet.

	Balance at December 31,
Lease Type	2021	2020	Affected line item on the Consolidated Balance Sheet
Right of Use Assets
Operating	$3,264	$2,286	Other Assets

Lease Liabilities:
Operating	$3,266	$2,295	Other Liabilities

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The following table displays the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases outstanding as of December 31, 2021:

Index
Operating
Weighted average term (years)	6.16
Weighted average discount rate	1.84%

The following table represents lease costs and other lease information for the years ended December 31, 2021, and 2020, respectively (in thousands). As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	December 31,
Lease Cost	2021	2020	2019
Operating lease cost	$676	$571	$340
Variable lease cost	63	50	88
Total lease cost	$739	$621	$428

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 along with a reconciliation to the discounted amount recorded on the December 31, 2021 Consolidated Balance Sheet (in thousands):

Undiscounted cash flows due within	Operating
2022	672
2023	604
2024	513
2025	447
2026	377
2027 and thereafter	851
Total undiscounted cash flows	3,464
Impact of present value discount	(198)
Amount reported on balance sheet	$3,266

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

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

2021	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets:
Equity securities	$2,270	$-	$-	$2,270
Available for sale securities:
U.S. Agency securities	-	73,945	-	73,945
U.S. Treasuries securities	115,347	-	-	115,347
Obligations of state and political subdivisions	-	112,021	-	112,021
Corporate obligations	-	10,333	-	10,333
Mortgage-backed securities in government sponsored entities	-	100,756	-	100,756
Other Assets:
Derivative instruments	-	4,011	-	4,011
Liabilities:
Derivative instruments	-	(2,101)	-	(2,101)

2020	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets:
Equity securities	$1,931	$-	$-	$1,931
Available for sale securities:
U.S. Agency securities	-	81,416	-	81,416
U.S. Treasuries securities	28,043	-	-	28,043
Obligations of state and political subdivisions	-	102,972	-	102,972
Corporate obligations	-	6,509	-	6,509
Mortgage-backed securities in government sponsored entities	-	76,249	-	76,249
Other Assets:
Derivative instruments	-	1,111	-	1,111
Liabilities:
Derivative instruments	-	(1,122)	-	(1,122)

Index
Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2021 and 2020 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

Assets measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020 (in thousands) are included in the table below:

2021	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$459	$459
Other real estate owned	-	-	552	552

2020	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,243	$3,243
Other real estate owned	-	-	1,700	1,700

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $47,000 and $356,000 at December 31, 2021 and 2020, respectively.

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

2021	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	459	Appraised Collateral Values	Discount for time since appraisal	0-100%	23.38%
			Selling costs	8%-10%	8.27%
			Holding period	6 - 12 months	11.52 months

Other real estate owned	552	Appraised Collateral Values	Discount for time since appraisal	20-44%	41.76%

2020	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	3,243	Appraised Collateral Values	Discount for time since appraisal	0-100%	20.61%
			Selling costs	5%-10%	9.51%
			Holding period	6 - 12 months	11.65 months

Other real estate owned	1,700	Appraised Collateral Values	Discount for time since appraisal	20-31%	28.67%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

December 31, 2021	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$11,026	$11,026	$-	$-	$11,026
Loans held for sale	4,554	4,554	-	-	4,554
Net loans	1,424,229	1,426,698	-	-	1,426,698

Financial liabilities:
Deposits	1,836,151	1,836,179	1,506,535	-	329,644
Borrowed funds	73,977	72,346	-	-	72,346

December 31, 2020	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$13,758	$13,758	$-	$-	$13,758
Loans held for sale	14,640	14,640	-	-	14,640
Net loans	1,389,466	1,404,166	-	-	1,404,166

Financial liabilities:
Deposits	1,588,858	1,593,738	1,506,535	-	87,206
Borrowed funds	88,838	88,263	-	-	88,263

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

Index
20. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is condensed financial information for Citizens Financial Services, Inc.:

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2021	2020
Assets:
Cash	$15,046	$5,301
Investments	2,150	1,866
Investment in subsidiary:	212,057	194,312
Other assets	1,297	846
Total assets	$230,550	$202,325

Liabilities:
Other liabilities	$679	$566
Borrowed funds	17,379	7,500
Total liabilities	18,058	8,066
Stockholders’ equity	212,492	194,259
Total liabilities and stockholders’ equity	$230,550	$202,325

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2021	2020	2019
Dividends from:
Bank subsidiary	$8,994	$16,171	$9,565
Equity securities	104	45	17
Total income	9,098	16,216	9,582
Realized securities gains (losses)	284	(23)	101
Expenses	1,008	775	1,103
Income before equity in undistributed earnings of subsidiary	8,374	15,418	8,580
Equity in undistributed earnings - First Citizens Community Bank	20,744	9,685	10,910
Net income	$29,118	$25,103	$19,490
Comprehensive income	$26,376	$28,319	$22,782

Index
CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$29,118	$25,103	$19,490
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(20,744)	(9,685)	(10,910)
Investment securities (gains) losses, net	(284)	23	(101)
Other, net	543	14	717
Net cash provided by operating activities	8,633	15,455	9,196
Cash flows from investing activities:
Purchases of equity securities	-	(1,339)	-
Proceeds from the sale of equity securities	-	168	-
Acquisition of Midcoast	-	(7,614)	-
Net cash used in investing activities	-	(8,785)	-
Cash flows from financing activities:
Cash dividends paid	(7,383)	(6,539)	(6,315)
Issuance of subordinated debt	9,869	-	-
Purchase of treasury stock	(1,374)	(2,122)	(1,291)
Sale of treasury stock to employee stock purchase plan	-	126	-
Net cash provided by (used in) financing activities	1,112	(8,535)	(7,606)
Net decrease in cash	9,745	(1,865)	1,590
Cash at beginning of year	5,301	7,166	5,576
Cash at end of year	$15,046	$5,301	$7,166

21. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)

The following table presents summarized quarterly financial data for 2021 and 2020:

(in thousands, except share data)		Three Months Ended,
2021	Mar 31	June 30	Sep 30	Dec 31
Interest income	$18,295	$18,075	$18,342	$18,505
Interest expense	1,854	1,863	1,752	1,636
Net interest income	16,441	16,212	16,590	16,869
Provision for loan losses	650	500	400	-
Non-interest income	3,998	2,677	2,618	2,461
Investment securities gains, net	237	29	234	51
Non-interest expenses	9,947	10,320	10,400	10,883
Income before provision for income taxes	10,079	8,098	8,642	8,498
Provision for income taxes	1,616	1,451	1,578	1,554
Net income	$8,463	$6,647	$7,064	$6,944
Earnings Per Share Basic	$2.14	$1.69	$1.79	$1.76
Earnings Per Share Diluted	$2.14	$1.69	$1.79	$1.76

Index
		Three Months Ended,
2020	Mar 31	June 30	Sep 30	Dec 31
Interest income	$15,339	$18,160	$18,386	$18,411
Interest expense	2,449	1,874	1,916	1,866
Net interest income	12,890	16,286	16,470	16,545
Provision for loan losses	400	550	550	900
Non-interest income	2,105	1,941	3,386	3,726
Investment securities gains, net	(254)	128	152	238
Non-interest expenses	8,921	11,413	9,692	10,821
Income before provision for income taxes	5,420	6,392	9,766	8,788
Provision for income taxes	889	1,054	1,759	1,561
Net income	$4,531	$5,338	$8,007	$7,227
Earnings Per Share Basic	$1.26	$1.37	$2.02	$1.83
Earnings Per Share Diluted	$1.26	$1.37	$2.02	$1.83

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

Index
The Company recorded goodwill and other intangibles associated with the acquisition of MidCoast totaling $8,237,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from April 17, 2020 to December 31, 2021. None of the goodwill acquired is expected to be deductible for tax purposes.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. For the period from April 17, 2020 to December 31, 2021, no such adjustments were recorded.  The identifiable intangible asset consists of core deposit intangibles which are being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible at December 31, 2021 and 2020 was $157,000, and accumulated amortization was $46,000 and 19,000 as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, the current year and estimated future amortization expense for the core deposit intangibles was (in thousands):

Core deposit intangibles
Amortization for 2021	$27
Estimate for year ending December 31,
2022	24
2023	21
2024	18
2025	15
2026	12
Thereafter	21
Total	$111

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 10, 2022

/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial & Accounting Officer)
Date: March 10, 2022

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Citizens Financial Services, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Index
Allowance for Loan Losses (ALL)

Description of the Matter

The Company’s loan portfolio totaled $1.4 billion as of December 31, 2021, and the associated ALL was $17.3 million. As discussed in Notes 1 and 5 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

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

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data and third-party macroeconomic data, and considered the existence of new or contrary information. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, various internal risk metrics, and asset quality trends.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECIONTS.

Not applicable

Index
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2022 Proxy Statement is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2022 Proxy Statement is incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2022 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2022 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2022 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2022 Proxy Statement.

(c)	Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.
(d)	Equity Compensation Plan Information
The following table sets forth information as of December 31, 2021 about Company common stock that may be issued under the Company’s 2016 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.

Index
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	n/a	n/a	119,391

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	119,391

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2022 Proxy Statement is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2022 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2022 Proxy Statement is incorporated by reference.

Index
PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this report:

1.  The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID 74)
Consolidated Balance Sheet as of December 31, 2021 and 2020
Consolidated Statement of Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statement of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

2.  All financial statement schedules are omitted because the required information is either not applicable, not required or is          shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection          (a)(1) of this item.

3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Restate Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)

3.2	Articles of Amendment of Restated Articles of Incorporation of Citizens Financial Services, Inc. (2)

3.3	Bylaws of Citizens Financial Services, Inc.(3)

4	Instrument defining the rights of security holders (4)

10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(5)

10.2	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(6)

10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(7)

10.4	*Supplemental Executive Retirement Plan(8)

10.5	*Second Amendment to First Citizens Community Bank Supplemental Executive Retirement Plan(9)

10.6	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (10)

10.7	*First Citizens Community Bank Annual Incentive Plan (11)

10.8	*Amended and Restated First Citizens Community Bank Annual Incentive Plan(12)

10.9	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (13)

10.10	Citizens Financial Services, Inc. 2016 Equity Incentive Plan (14)

10.11	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey L. Wilson (15)

10.12	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and David Z. Richards, Jr. (16)

10.13	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey B. Carr (17)

Index
10.14	*First Citizens Community Bank Executive Deferred Compensation Plan (18)

10.15	*Amended and Restated First Citizens Community Bank Executive Deferred Compensation Plan

10.16	*First Citizens Community Bank Long Term Incentive Plan (19)

21	List of Subsidiaries

23	Consent of S.R. Snodgrass, P.C., Independent Registered Public Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan, contract or arrangement

Index
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

(6)    Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the Commission on August 8, 2019.

(7)     Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 15, 2005.

(8)    Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission on March 7, 2013.

(9)     Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the Commission on November 4, 2021.

(10)    Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(11)    Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on August 8, 2013.

Index
(12)  Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the Commission on November 4, 2021.

(13)   Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 7, 2015.

(14)   Incorporated by reference to Exhibit A to the Company’s definitive proxy statements for the 2016 Annual Meeting of Shareholders, as filed with the Commission on March 10, 2016.

(15)   Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, as filed with the Commission on December 22, 2016.

(16)   Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on December 11, 2017.

(17)   Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on December 21, 2017.

(18)   Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Commission on March 7, 2019.

(19)   Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Commission on March 12, 2020.

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

Date: March 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date

/s/ Randall E. Black	March 10, 2022
Randall E. Black, Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Stephen J. Guillaume	March 10, 2022
Stephen J. Guillaume, Chief Financial Officer
(Principal Financial & Accounting Officer)

/s/ Robert W. Chappell	March 10, 2022
Robert W. Chappell, Director

/s/ R. Joseph Landy	March 10, 2022
R. Joseph Landy, Director

/s/ Roger C. Graham, Jr.	March 10, 2022
Roger C. Graham, Director

/s/ E. Gene Kosa	March 10, 2022
E. Gene Kosa, Director

/s/ Rinaldo A. DePaola	March 10, 2022
Rinaldo A. DePaola, Director

/s/ Thomas E. Freeman	March 10, 2022
Thomas E. Freeman, Director

/s/ Alletta M. Schadler	March 10, 2022
Alletta M. Schadler, Director

/s/ Christopher W. Kunes	March 10, 2022
Christopher W. Kunes

/s/ David Z, Richards, Jr.	March 10, 2022
David Z. Richards, Jr., Director

/s/ Mickey L. Jones.	March 10, 2022
Mickey L. Jones, Director

/s/ Janie M Hifiger	March 10, 2022
Janie M Hilfiger, Director