Form 10-K/A
period 2021-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2022-04-29
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

Commission File Number: 0-13222

Citizens Financial Services, Inc.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2265045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip code)

(570) 662-2121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐  Yes     ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).
☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 26, 2022, there were 3,944,347 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

On March 10, 2022, Citizens Financial Services, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Filing”).  The sole purpose of this Form 10-K/A (Amendment No. 1) is to amend Part II, Item 8 (Financial Statements and Supplementary Data) of the Original Filing to correct an inadvertent error with respect to the date of the Report of Independent Registered Public Accounting Firm on the Company’s consolidated financial statements, and related notes, contained in the Original Filing.  The correct date is March 10, 2022, rather than March 11, 2021.

PART II

ITEM 8.	Financial Statements and Supplementary Data.
Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2021	2020
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$14,051	$16,374
Interest-bearing	158,782	52,333
Total cash and cash equivalents	172,833	68,707
Interest bearing time deposits with other banks	11,026	13,758
Equity securities	2,270	1,931
Available-for-sale securities	412,402	295,189
Loans held for sale	4,554	14,640
Loans (net of allowance for loan losses: 2021, $17,304; 2020, $15,815)	1,424,229	1,389,466
Premises and equipment	17,016	16,948
Accrued interest receivable	5,235	5,998
Goodwill	31,376	31,376
Bank owned life insurance	38,503	32,589
Other intangibles	1,627	1,668
Other assets	22,792	19,404
TOTAL ASSETS	$2,143,863	$1,891,674
LIABILITIES:
Deposits:
Noninterest-bearing	$358,073	$303,762
Interest-bearing	1,478,078	1,285,096
Total deposits	1,836,151	1,588,858
Borrowed funds	73,977	88,838
Accrued interest payable	711	1,017
Other liabilities	20,532	18,702
TOTAL LIABILITIES	1,931,371	1,697,415
STOCKHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares 2021 and 2020; none issued in 2021 or 2020	-	-
Common Stock $1.00 par value; authorized 25,000,000 shares 2021 and 2020; issued 4,388,901 and 4,350,342 shares in 2021 and 2020, respectively	4,389	4,350
Additional paid-in capital	78,395	75,908
Retained earnings	146,010	126,627
Accumulated other comprehensive income (loss)	(155)	2,587
Treasury stock, at cost:
444,481 and 428,492 shares for 2021 and 2020, respectively	(16,147)	(15,213)
TOTAL STOCKHOLDERS’ EQUITY	212,492	194,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,143,863	$1,891,674

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

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 10, 2022

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	The following financial statements are incorporated by reference in Item 8:

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

3.	The following Exhibits are filed herewith:

23.1	Consent of Snodgrass, P.C., Independent Registered Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following materials from the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FINANCIAL SERVICES, INC.

Date: April 29, 2022	By:	/s/ Randall E. Black
Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)