Form 10-Q
period 2022-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2022-05-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of May 4, 2022, was 3,939,376.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	March 31, 2022	December 31, 2021
ASSETS:
Cash and due from banks:
Noninterest-bearing	$30,934	$14,051
Interest-bearing	83,181	158,782
Total cash and cash equivalents	114,115	172,833
Interest bearing time deposits with other banks	10,528	11,026
Equity securities	2,444	2,270
Available-for-sale securities	461,471	412,402
Loans held for sale	644	4,554

Loans (net of allowance for loan losses:
2022, $17,556 and 2021, $17,304)	1,461,139	1,424,229

Premises and equipment	16,852	17,016
Accrued interest receivable	5,414	5,235
Goodwill	31,376	31,376
Bank owned life insurance	38,710	38,503
Other intangibles	1,547	1,627
Other assets	33,647	22,792
TOTAL ASSETS	$2,177,887	$2,143,863

LIABILITIES:
Deposits:
Noninterest-bearing	$366,820	$358,073
Interest-bearing	1,512,270	1,478,078
Total deposits	1,879,090	1,836,151
Borrowed funds	68,214	73,977
Accrued interest payable	714	711
Other liabilities	27,124	20,532
TOTAL LIABILITIES	1,975,142	1,931,371
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at March 31, 2022 and December 31, 2021; none issued in 2022 or 2021	-	-
Common Stock
$1.00 par value; authorized 25,000,000 shares at March 31, 2022 and December 31, 2021; issued 4,388,901 at March 31, 2022 and at December 31, 2021	4,389	4,389
Additional paid-in capital	78,396	78,395
Retained earnings	150,876	146,010
Accumulated other comprehensive loss	(14,765)	(155)
Treasury stock, at cost: 444,554 shares at March 31, 2022 and 444,481 shares at December 31, 2021	(16,151)	(16,147)
TOTAL STOCKHOLDERS’ EQUITY	202,745	212,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,177,887	$2,143,863

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
INTEREST INCOME:
Interest and fees on loans	$15,920	$16,694
Interest-bearing deposits with banks	116	106
Investment securities:
Taxable	1,112	850
Nontaxable	583	544
Dividends	84	101
TOTAL INTEREST INCOME	17,815	18,295
INTEREST EXPENSE:
Deposits	1,275	1,598
Borrowed funds	278	256
TOTAL INTEREST EXPENSE	1,553	1,854
NET INTEREST INCOME	16,262	16,441
Provision for loan losses	250	650
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,012	15,791
NON-INTEREST INCOME:
Service charges	1,248	1,106
Trust	249	307
Brokerage and insurance	481	376
Gains on loans sold	105	503
Equity security (losses) gains, net	(45)	187
Available for sale security gains, net	-	50
Earnings on bank owned life insurance	207	1,315
Other	186	391
TOTAL NON-INTEREST INCOME	2,431	4,235
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,913	6,263
Occupancy	794	783
Furniture and equipment	129	143
Professional fees	339	448
FDIC insurance	135	129
Pennsylvania shares tax	339	339
Amortization of intangibles	40	49
Software expenses	341	313
ORE (income) expenses	(367)	86
Other	1,568	1,394
TOTAL NON-INTEREST EXPENSES	10,231	9,947
Income before provision for income taxes	8,212	10,079
Provision for income taxes	1,472	1,616
NET INCOME	$6,740	$8,463

PER COMMON SHARE DATA:
Net Income - Basic	$1.71	$2.14
Net Income - Diluted	$1.71	$2.14
Cash Dividends Paid	$0.475	$0.460

Number of shares used in computation - basic	3,939,125	3,948,446
Number of shares used in computation - diluted	3,939,182	3,948,446

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$6,740	$8,463
Other comprehensive (loss) income:
Change in unrealized (losses) gains on available for sale securities	(20,987)	(4,094)
Income tax effect	4,407	859
Change in unrecognized pension cost	36	91
Income tax effect	(8)	(19)
Change in unrealized loss on interest rate swaps	2,458	2,047
Income tax effect	(516)	(430)
Less: Reclassification adjustment for investment security gains included in net income	-	(50)
Income tax effect	-	11
Other comprehensive loss, net of tax	(14,610)	(1,585)
Comprehensive (loss) income	$(7,870)	$6,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional		Accumulated Other
(in thousands, except share data)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	4,388,901	$4,389	$78,395	$146,010	$(155)	$(16,147)	$212,492

Comprehensive income:
Net income				6,740			6,740
Net other comprehensive (loss) income					(14,610)		(14,610)
Purchase of treasury stock (113 shares)						(7)	(7)
Restricted stock, executive and Board of Director awards (79 shares)			(5)			5	-
Restricted stock vesting			4				4
Forfeited restricted stock (39 shares)			2			(2)	-
Cash dividends, $0.475 per share				(1,874)			(1,874)
Balance, March 31, 2022	4,388,901	$4,389	$78,396	$150,876	$(14,765)	$(16,151)	$202,745

Balance, December 31, 2020	4,350,342	$4,350	$75,908	$126,627	$2,587	$(15,213)	$194,259

Comprehensive income:
Net income				8,463			8,463
Net other comprehensive (loss) income					(1,585)		(1,585)
Purchase of treasury stock (9,202 shares)						(513)	(513)
Restricted stock, executive, and Board of Director awards (88 shares)			(2)			-	(2)
Restricted stock vesting			5				5
Forfeited restricted stock			(3)			3	-
Cash dividends, $0.46 per share				(1,820)			(1,820)
Balance, March 31, 2021	4,350,342	$4,350	$75,908	$133,270	$1,002	$(15,723)	$198,807

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,740	$8,463
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	650
Depreciation and amortization	262	286
Amortization and accretion of loans and other assets	(588)	(1,344)
Amortization and accretion of investment securities	560	503
Deferred income taxes	(115)	74
Investment securities losses (gains), net	45	(237)
Earnings on bank owned life insurance	(207)	(1,315)
Vesting of restricted stock	4	-
Originations of loans held for sale	(1,386)	(14,206)
Proceeds from sales of loans held for sale	5,359	19,253
Realized gains on loans sold	(105)	(503)
(Increase) decrease in accrued interest receivable	(179)	426
Gain on sale of other real estate	(487)	-
Increase (decrease) in accrued interest payable	3	(104)
Other, net	1,887	2,019
Net cash provided by operating activities	12,043	13,965
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	-	5,045
Proceeds from maturity and principal repayments	9,135	17,826
Purchase of securities	(79,970)	(54,248)
Purchase of interest bearing time deposits with other banks	(496)	-
Proceeds from life insurance	-	3,714
Proceeds from matured interest bearing time deposits with other banks	994	249
Proceeds from redemption of regulatory stock	1,217	1,179
Purchase of regulatory stock	(1,004)	(1,013)
Net (increase) decrease in loans	(36,470)	2,461
Purchase of premises and equipment	(58)	(785)
Proceeds from sale of other real estate	598	116
Net cash used in investing activities	(106,054)	(25,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	42,939	98,612
Repayments of long-term borrowings	(4,725)	(2,000)
Net decrease in short-term borrowed funds	(1,040)	(667)
Purchase of treasury and restricted stock	(8)	(513)
Dividends paid	(1,874)	(1,820)
Net cash provided by financing activities	35,292	93,612
Net (decrease) increase in cash and cash equivalents	(58,719)	82,121
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	172,833	68,707
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,115	$150,828

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,550	$1,958
Income taxes paid	$-	$-
Loans transferred to foreclosed real estate	$61	$-
Right of use asset and liability	$-	$211

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at March 31, 2022 and for the periods ended March 31, 2022 and 2021 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the three month periods ended March 31, 2022 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended.

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

Index
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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31, 2022 and 2021 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended
	March 31,
Revenue stream	2022	2021
Service charges on deposit accounts
Overdraft fees	$307	$258
Statement fees	56	56
Interchange revenue	723	639
ATM income	89	98
Other service charges	73	55
Total Service Charges	1,248	1,106
Trust	249	307
Brokerage and insurance	481	376
Other	139	109
Total	$2,117	$1,898

Index
Note 3 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended
	March 31,
	2022	2021
Net income applicable to common stock	$6,740,000	$8,463,000

Basic earnings per share computation
Weighted average common shares outstanding	3,939,125	3,948,446
Earnings per share - basic	$1.71	$2.14

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,939,125	3,948,446
Add: Dilutive effects of restricted stock	57	-
Weighted average common shares outstanding for dilutive earnings per share	3,939,182	3,948,446
Earnings per share - diluted	$1.71	$2.14

For the three months ended March 31, 2022 and 2021, there were 3,358 and 3,289 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $57.36-$63.19 for the three month period ended March 31, 2022 and per share prices ranging from $57.36-$62.93 for the three month period ended March 31, 2021.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2022 and December 31, 2021 were as follows (in thousands):

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$77,569	$328	$(3,365)	$74,532
U.S. treasury securities	153,953	52	(7,315)	146,690
Obligations of state and political subdivisions	121,631	388	(4,029)	117,990
Corporate obligations	10,367	4	(323)	10,048
Mortgage-backed securities in government sponsored entities	118,553	93	(6,435)	112,211
Total available-for-sale securities	$482,073	$865	$(21,467)	$461,471

December 31, 2021
Available-for-sale securities:
U.S. agency securities	$73,803	$976	$(834)	$73,945
U.S. treasury securities	116,743	63	(1,459)	115,347
Obligations of state and political subdivisions	109,367	2,706	(52)	112,021
Corporate obligations	10,378	39	(84)	10,333
Mortgage-backed securities in government sponsored entities	101,727	597	(1,568)	100,756
Total available-for-sale securities	$412,018	$4,381	$(3,997)	$412,402

Index
The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021 (in thousands). As of March 31, 2022, the Company owned 268 securities whose fair value was less than their cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
March 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$36,781	$(1,989)	$11,106	$(1,376)	$47,887	$(3,365)
U.S. treasury securities	130,927	(7,187)	2,036	(128)	132,963	(7,315)
Obligations of state and political subdivisions	79,321	(3,786)	2,674	(243)	81,995	(4,029)
Corporate obligations	8,311	(306)	483	(17)	8,794	(323)
Mortgage-backed securities in government sponsored entities	66,940	(4,594)	18,372	(1,841)	85,312	(6,435)
Total securities	$322,280	$(17,862)	$34,671	$(3,605)	$356,951	$(21,467)

December 31, 2021
U.S. agency securities	$26,754	$(387)	$7,542	$(447)	$34,296	$(834)
U.S. treasury securities	106,794	(1,459)	-	-	106,794	(1,459)
Obligations of states and political subdivisions	10,744	(26)	2,899	(26)	13,643	(52)
Corporate obligations	6,922	(84)	-	-	6,922	(84)
Mortgage-backed securities in government sponsored entities	60,182	(1,305)	7,975	(263)	68,157	(1,568)
Total securities	$211,396	$(3,261)	$18,416	$(736)	$229,812	$(3,997)

As of March 31, 2022 and December 31, 2021, the Company’s investment securities portfolio contained unrealized losses on U.S. Treasuries, agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations and mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of market interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Index
There were no sales of available for sale securities during the three months ended March 31, 2022. Proceeds from sales of securities available-for-sale for the three months ended March 31, 2021 were $5,045,000. The gross gains and losses were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Gross gains on available for sale securities	$-	$50
Gross losses on available for sale securities	-	-
Net gains	$-	$50

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three month periods ended March 31, 2022 and 2021, and the portion of unrealized gains for the period that relates to equity investments held at March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
Equity securities	2022	2021
Net (losses) gains recognized in equity securities during the period	$(45)	$187
Less: Net gains realized on the sale of equity securities during the period	-	-
Net unrealized (losses) gains	$(45)	$187

Investment securities with an approximate carrying value of $288.0 million and $295.0 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at March 31, 2022, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$16,992	$17,114
Due after one year through five years	155,072	150,062
Due after five years through ten years	134,379	127,440
Due after ten years	175,630	166,855
Total	$482,073	$461,471

Note 5 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York and Wilmington and Dover, Delaware. Although the Company had a diversified loan portfolio at March 31, 2022 and December 31, 2021, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$201,567	$602	$12	$200,953
Commercial	724,876	8,189	2,109	714,578
Agricultural	305,517	5,288	1,606	298,623
Construction	66,738	-	-	66,738
Consumer	21,460	-	-	21,460
Other commercial loans	69,051	612	-	68,439
Other agricultural loans	39,904	921	-	38,983
State and political subdivision loans	49,582	-	-	49,582
Total	1,478,695	15,612	3,727	1,459,356
Allowance for loan losses	17,556	510	-	17,046
Net loans	$1,461,139	$15,102	$3,727	$1,442,310

Index
December 31, 2021	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$201,097	$620	$14	$200,463
Commercial	687,338	8,381	2,145	676,812
Agricultural	312,011	5,355	1,643	305,013
Construction	55,036	-	-	55,036
Consumer	25,858	-	-	25,858
Other commercial loans	74,585	186	-	74,399
Other agricultural loans	39,852	991	-	38,861
State and political subdivision loans	45,756	-	-	45,756
Total	1,441,533	15,533	3,802	1,422,198
Allowance for loan losses	17,304	121	-	17,183
Net loans	$1,424,229	$15,412	$3,802	$1,405,015

During 2022 the Company continued its participation in the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration (the “SBA”) through the processing of forgiveness of PPP loans. During 2021, the Company originated $24.3 million of loans. As of March 31, 2022 and December 31, 2021, the Company had outstanding principal balances of $2.8 million and $6.8 million, respectively, of PPP loans that are included in other commercial loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. The SBA has issued guidance for forgiveness with a streamlined approach for loans of $150,000 or less.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $150,000 in fees associated with the processing of the loans outstanding as of March 31, 2022. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. As of March 31, 2022, $109,000 of deferred fees related to the PPP loans remain to be amortized.

The Company evaluated whether loans acquired as part of the MidCoast acquisition were within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired (“PCI”) loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between April 17, 2020 (the “acquisition date”) and March 31, 2022. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the MidCoast acquisition was $3,444,000 at March 31, 2022.

Index
Changes in the accretable yield for PCI loans were as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31
	2022	2021
Balance at beginning of period	$370	$788
Reclassification of non-accretable discount	228	-
Accretion	(203)	(100)
Balance at end of period	$395	$688

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	March 31, 2022	December 31, 2021
Outstanding balance	$6,584	$6,159
Carrying amount	3,727	3,802

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

The following table includes the recorded investment and unpaid principal balances for impaired loan receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

March 31, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$713	$482	$44	$526	$6
Home Equity	95	35	41	76	5
Commercial	9,180	7,908	281	8,189	56
Agricultural	5,673	5,100	188	5,288	14
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	1,241	92	520	612	429
Other agricultural loans	1,241	921	-	921	-
Total	$18,143	$14,538	$1,074	$15,612	$510

December 31, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$697	$495	$45	$540	$6
Home Equity	97	37	43	80	6
Commercial	9,330	8,096	285	8,381	61
Agricultural	5,694	5,167	188	5,355	14
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	813	92	94	186	34
Other agricultural loans	1,274	991	-	991	-
Total	$17,905	$14,878	$655	$15,533	$121

The following tables includes the average balance of impaired loan receivables by class and the income recognized on these receivables for the three month periods ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended
	March 31, 2022			March 31, 2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$531	$2	$-	$851	$5	$-
Home Equity	77	1	-	124	1	-
Commercial	8,260	66	-	9,238	67	7
Agricultural	5,316	28	-	4,590	22	-
Consumer	-	-	-	1	-	-
Other commercial loans	326	1	-	1,121	1	-
Other agricultural loans	953	1	-	1,103	2	-
Total	$15,463	$99	$-	$17,028	$98	$7

Index
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

Index
The following tables represent credit exposures by internally assigned grades as of March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$687,595	$29,919	$7,362	$-	$-	$724,876
Agricultural	286,986	12,665	5,866	-	-	305,517
Construction	66,738	-	-	-	-	66,738
Other commercial loans	64,635	3,520	860	36	-	69,051
Other agricultural loans	37,989	1,156	759	-	-	39,904
State and political subdivision loans	49,582	-	-	-	-	49,582
Total	$1,193,525	$47,260	$14,847	$36	$-	$1,255,668

December 31, 2021
Real estate loans:
Commercial	$646,137	$35,332	$5,869	$-	$-	$687,338
Agricultural	291,537	15,105	5,369	-	-	312,011
Construction	55,036	-	-	-	-	55,036
Other commercial loans	70,932	3,289	316	48	-	74,585
Other agricultural loans	37,800	1,351	701	-	-	39,852
State and political subdivision loans	45,588	168	-	-	-	45,756
Total	$1,147,030	$55,245	$12,255	$48	$-	$1,214,578

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$152,183	$455	$12	$152,650
Home Equity	48,917	-	-	48,917
Consumer	21,460	-	-	21,460
Total	$222,560	$455	$12	$223,027

December 31, 2021	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$150,320	$608	$14	$150,942
Home Equity	50,122	33	-	50,155
Consumer	25,858	-	-	25,858
Total	$226,300	$641	$14	$226,955

Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loan Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$567	$86	$207	$860	$151,778	$12	$152,650	$12
Home Equity	60	24	-	84	48,833	-	48,917	-
Commercial	97	719	1,940	2,756	720,011	2,109	724,876	-
Agricultural	671	-	1,368	2,039	301,872	1,606	305,517	-
Construction	-	-	-	-	66,738	-	66,738	-
Consumer	186	3	-	189	21,271	-	21,460	-
Other commercial loans	100	313	117	530	68,521	-	69,051	-
Other agricultural loans	-	-	-	-	39,904	-	39,904	-
State and political subdivision loans	-	-	-	-	49,582	-	49,582	-
Total	$1,681	$1,145	$3,632	$6,458	$1,468,510	$3,727	$1,478,695	$12

Loans considered non-accrual	$272	$457	$3,620	$4,349	$3,461	$-	$7,810
Loans still accruing	1,409	688	12	2,109	1,465,049	3,727	1,470,885
Total	$1,681	$1,145	$3,632	$6,458	$1,468,510	$3,727	$1,478,695

December 31, 2021
Real estate loans:
Mortgages	$220	$170	$209	$599	$150,329	$14	$150,942	$13
Home Equity	103	-	33	136	50,019	-	50,155	33
Commercial	127	115	1,969	2,211	682,982	2,145	687,338	-
Agricultural	31	-	1,367	1,398	308,970	1,643	312,011	-
Construction	-	-	-	-	55,036	-	55,036	-
Consumer	163	1	-	164	25,694	-	25,858	-
Other commercial loans	17	10	92	119	74,466	-	74,585	-
Other agricultural loans	10	-	-	10	39,842	-	39,852	-
State and political subdivision loans	-	-	-	-	45,756	-	45,756	-
Total	$671	$296	$3,670	$4,637	$1,433,094	$3,802	$1,441,533	$46
Loans considered non-accrual	$-	$-	$3,624	$3,624	$3,992	$-	$7,616
Loans still accruing	671	296	46	1,013	1,429,102	3,802	1,433,917
Total	$671	$296	$3,670	$4,637	$1,433,094	$3,802	$1,441,533

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

The following table reflects the loan receivables, excluding PCI loans, on non-accrual status as of March 31, 2022 and December 31, 2021, respectively. The balances are presented by class of loan receivable (in thousands):

	March 31, 2022	December 31, 2021
Real estate loans:
Mortgages	$443	$595
Commercial	2,984	2,945
Agricultural	3,083	3,133
Other commercial loans	567	140
Other agricultural loans	733	803
	$7,810	$7,616

Index
Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  As of March 31, 2022 and December 31, 2021, included within the allowance for loan losses are reserves of $26,000 that are associated with loans modified as TDRs.

There were no loan modifications that were considered TDRs during the three months ended March 31, 2022. Loan modifications that are considered TDRs completed during the three months ended March 31, 2021 were as follows (dollars in thousands):

	For the Three Months Ended March 31, 2021
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification

Real estate loans:
Commercial	-	2	$-	$290	$-	$290
Total	-	2	$-	$290	$-	$290

Index
Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022			December 31, 2021
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$11	$1,059	$1,070	$12	$1,135	$1,147
Commercial	56	8,338	8,394	61	8,038	8,099
Agricultural	14	4,502	4,516	14	4,715	4,729
Construction	-	497	497	-	434	434
Consumer	-	210	210	-	262	262
Other commercial loans	429	951	1,380	34	989	1,023
Other agricultural loans	-	551	551	-	558	558
State and political subdivision loans	-	285	285	-	281	281
Unallocated	-	653	653	-	771	771
Total	$510	$17,046	$17,556	$121	$17,183	$17,304

The following tables roll forward the balance of the ALLL by portfolio segment for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	For the three months ended March 31, 2022
	Balance at December 31, 2021	Charge-offs	Recoveries	Provision	Balance at March 31, 2022
Real estate loans:
Residential	$1,147	$-	$-	$(77)	$1,070
Commercial	8,099	-	-	295	8,394
Agricultural	4,729	-	-	(213)	4,516
Construction	434	-	-	63	497
Consumer	262	(5)	5	(52)	210
Other commercial loans	1,023	-	2	355	1,380
Other agricultural loans	558	-	-	(7)	551
State and political subdivision loans	281	-	-	4	285
Unallocated	771	-	-	(118)	653
Total	$17,304	$(5)	$7	$250	$17,556

	For the three months ended March 31, 2021
	Balance at December 31, 2020	Charge-offs	Recoveries	Provision	Balance at March 31, 2021
Real estate loans:
Residential	$1,174	$-	$-	$(7)	$1,167
Commercial	6,216	-	89	378	6,683
Agricultural	4,953	-	-	(36)	4,917
Construction	122	-	-	29	151
Consumer	321	(4)	6	(86)	237
Other commercial loans	1,226	-	4	274	1,504
Other agricultural loans	864	-	-	(75)	789
State and political subdivision loans	479	-	-	(9)	470
Unallocated	460	-	-	182	642
Total	$15,815	$(4)	$99	$650	$16,560

Index
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

Index
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

For the three months ended March 31, 2022, the allowance for all categories was decreased due to a general improvement in economic activity and unemployment and a return to levels experienced prior to the the Covid-19 pandemic.

For the three months ended March 31, 2021, the allowance for commercial real estate and other commercial loans increased due to loans acquired as part of the MidCoast acquisition maturing and then renewed and becoming subject to the Company’s allowance calculation. The factor related to level of past due loans for residential real estate was decreased due to a decrease in past due loans. The factor related to the volume and severity of classified, adversely or graded loans was decreased for other agricultural loans due to a decrease in classified loans.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2022 and December 31, 2021, included within other assets are $1,131,000 and $1,180,000, respectively, of foreclosed assets. As of March 31, 2022, included within the foreclosed assets are $381,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2022, the Company had initiated formal foreclosure proceedings on $160,000 of consumer residential mortgages, which had not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,541	$(1,408)	$1,133	$2,499	$(1,326)	$1,173
Core deposit intangibles	1,943	(1,529)	414	1,943	(1,489)	454
Total amortized intangible assets	$4,484	$(2,937)	$1,547	$4,442	$(2,815)	$1,627
Unamortized intangible assets:
Goodwill	$31,376			$31,376

(1) Excludes fully amortized intangible assets

Index
The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). We based our projections of amortization expense shown below on existing asset balances at March 31, 2022. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended March 31, 2022 (actual)	$82	$40	$122
Three months ended March 31, 2021 (actual)	72	49	121
Estimate for year ending December 31,
Remaining 2022	230	116	346
2023	252	121	373
2024	199	86	285
2025	152	50	202
2026	112	17	129
Thereafter	188	24	212
Total	$1,133	$414	$1,547

Note 7 – Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2021 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021	Affected line item on the Consolidated Statement of Income
Service cost	$78	$110	Salary and Employee Benefits
Interest cost	59	82	Other Expenses
Expected return on plan assets	(203)	(252)	Other Expenses
Net amortization and deferral	36	91	Other Expenses
Net periodic benefit cost	$(30)	$31

The Bank does not expect to contribute to the Pension Plan during 2022.

Index
Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of March 31, 2022, 119,312 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three months ended March 31, 2022:

	Three months
	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	6,954	$58.51
Granted	79	62.65
Forfeited	(40)	58.01
Vested	(61)	57.56
Outstanding, end of period	6,932	$58.57

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. For the three months ended March 31, 2022 and 2021, compensation expense totaled $77,000 and $84,000, respectively. At March 31, 2022, the total compensation cost related to nonvested awards that had not yet been recognized was $406,000, which is expected to be recognized over the next three years.

Note 8 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive income by component, net of tax, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31, 2022
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain (loss) on interest rate swap (a)	Total
Balance as of December 31, 2021	$304	$(1,968)	$1,509	$(155)
Other comprehensive income (loss) before reclassifications (net of tax)	(16,580)	-	1,910	(14,670)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	28	32	60
Net current period other comprehensive income (loss)	(16,580)	28	1,942	(14,610)
Balance as of March 31, 2022	$(16,276)	$(1,940)	$3,451	$(14,765)

	Three months ended March 31, 2021
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain (loss) on interest rate swap (a)	Total
Balance as of December 31, 2020	$6,058	$(3,462)	$(9)	$2,587
Other comprehensive income (loss) before reclassifications (net of tax)	(3,235)	-	1,590	(1,645)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(39)	72	27	60
Net current period other comprehensive income (loss)	(3,274)	72	1,617	(1,585)
Balance as of March 31, 2021	$2,784	$(3,390)	$1,608	$1,002

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended March 31,
	2022	2021
Unrealized gains and losses on available for sale securities
	$-	$50	Available for sale securities gains, net
	-	(11)	Provision for income taxes
	$-	$39	Net of tax
Defined benefit pension items
	$(36)	$(91)	Other expenses
	8	19	Provision for income taxes
	$(28)	$(72)	Net of tax
Unrealized gain (loss) on interest rate swap
	$(40)	$(34)	Interest expense
	8	7	Provision for income taxes
	$(32)	$(27)	Net of tax

Total reclassifications	$(60)	$(60)

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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2022	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$2,444	$-	$-	$2,444
Available for sale securities:
U.S. Agency securities	-	74,532	-	74,532
U.S. Treasury securities	146,690	-	-	146,690
Obligations of state and political subdivisions	-	117,990	-	117,990
Corporate obligations	-	10,048	-	10,048
Mortgage-backed securities in government sponsored entities	-	112,211	-	112,211
Other Assets
Derivative instruments	-	10,816	-	10,816
Liabilities
Derivative instruments	-	(6,448)	-	(6,448)

December 31, 2021	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$2,270	$-	$-	$2,270
Available for sale securities:
U.S. Agency securities	-	73,945	-	73,945
U.S. Treasuries securities	115,347	-	-	115,347
Obligations of state and political subdivisions	-	112,021	-	112,021
Corporate obligations	-	10,333	-	10,333
Mortgage-backed securities in government sponsored entities	-	100,756	-	100,756
Other Assets
Derivative instruments	-	4,011	-	4,011
Liabilities
Derivative instruments	-	(2,101)	-	(2,101)

Index
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021 are included in the table below (in thousands):

March 31, 2022	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$490	$490
Other real estate owned	-	-	743	743

December 31, 2021	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$459	$459
Other real estate owned	-	-	552	552

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $67,000 and $47,000 at March 31, 2022 and December 31, 2021, respectively.

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

March 31, 2022	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$490	Appraised Collateral Values	Discount for time since appraisal	0-100%	15.84%
			Selling costs	5%-10%	6.73%
			Holding period	0 - 12 months	11.42 months

Other real estate owned	743	Appraised Collateral Values	Discount for time since appraisal	19-44%	35.56%

December 31, 2021	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	459	Appraised Collateral Values	Discount for time since appraisal	0-100%	23.38%
			Selling costs	8%-10%	8.27%
			Holding period	6 - 12 months	11.52 months

Other real estate owned	552	Appraised Collateral Values	Discount for time since appraisal	20-44%	41.76%

Index
Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

March 31, 2022	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$10,528	$10,528	$-	$-	$10,528
Loans held for sale	644	644	-	-	644
Net loans	1,461,139	1,470,482	-	-	1,470,482

Financial liabilities:
Deposits	1,879,090	1,873,517	1,563,148	-	310,369
Borrowed funds	68,214	65,144	-	-	65,144

December 31, 2021	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$11,026	$11,026	$-	$-	$11,026
Loans held for sale	4,554	4,554	-	-	4,554
Net loans	1,424,229	1,426,698	-	-	1,426,698

Financial liabilities:
Deposits	1,836,151	1,836,179	1,506,535	-	329,644
Borrowed funds	73,977	72,346	-	-	72,346

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method. ASC 815 currently permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in this Update allow non-prepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

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

Forward-Looking Statements

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or expected future results of operations of Citizens Financial Services, Inc., CZFS Acquisition Company, LLC, First Citizens Community Bank, First Citizens Insurance Agency, Inc., 1st Realty of PA LLC or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company cautions readers that the following important factors, among others, could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:

•
The COVID-19 pandemic may have an adverse effect on our business and operations, our customers, including their ability to make timely loan payments, our service providers, and on the economy and financial markets more significant that we expect.

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

•
The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products as a result of forces of nature like weather and various viruses, government regulations, international trade agreements and consumer tastes, which could negatively impact certain of our customers.

•	Poultry producers and suppliers may experience significant disruption due to the highly pathogenic avian influenza that is spreading in the United States.
•	Loan concentrations in certain industries could negatively impact our results, if financial results or economic conditions deteriorate.
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

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2021 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 33 banking facilities, 31 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Fivepointville, State College, Kennett Square and two branches near the city of Lebanon, Pennsylvania. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. In Delaware, we have two branches in Wilmington and one in Dover. We have received approval to open a branch in Ephrata, Pennsylvania, which we expect to happen in the second half of 2022.

Covid-19 Pandemic Response and Loan Profile

In response to the Covid-19 pandemic, the Company maintained a payment relief program that included the following:
•	Interest only payment options for consumers and businesses for 60-90 days.
•	Deferral of principal payments for consumers and businesses in certain industries for 60-120 days

During 2022, we have not modified any loans under this program. Additionally, in accordance with government regulations, we have paused certain foreclosure actions in accordance with state mandates. We also continue to participate in the in the Paycheck Protection Program for loans provided under the auspices of the Small Business Administration (SBA). As of March 31, 2022, we had outstanding 23 loans with balances totaling $2.8 million that earn interest at 1% per annum and are expected to generate fee revenue of approximately $109,000 over the next 15 months. A portion of these loans may be forgiven by the SBA depending on the customers usage of the proceeds.

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

Competition

The banking industry in the Bank’s service areas continue to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and intenet entities for loans and deposits. Competition in our north central Pennsylvania market has increased as a result of other financial institutions looking to expand into new markets. With larger population centers in our central and south central markets, as well as in our Delaware market, we experience more competition to gather deposits and to make loans. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans, deposits and other financial services. Fintech and blockchain entities offering crypto services are also increasing competition for the Company’s financial services. The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Lease Services

Index
Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of March 31, 2022 and December 31, 2021, the Trust Department had $156.2 million and $154.8 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives decreased from $282.1 million at December 31, 2021 to $280.6 million at March 31, 2022. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $6,740,000 for the first three months of 2022 compared to $8,463,000 for last year’s comparable period, a decrease of $1,723,000, or 20.4%. Basic earnings per share for the first three months of 2022 were $1.71, compared to $2.14 for last year’s comparable period, representing a 20.1% decrease.  Annualized return on assets and return on equity for the three months of 2022 were 1.26% and 12.46%, respectively, compared with 1.77% and 17.25% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first three months of 2022 was $16,262,000, a decrease of $179,000, or 1.1%, compared to the same period in 2021 and was due to a decrease in amortization income on PPP forgiven loans of $676,000.  For the three months of 2022 the provision for loan losses was $250,000, a decrease of $400,000 over the comparable period in 2021. Consequently, net interest income after the provision for loan losses was $16,012,000 in the first three months of 2022 compared to $15,791,000 during the first three months of 2021.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2022 and 2021 on a tax equivalent basis (dollars in thousands):

Index
	Analysis of Average Balances and Interest Rates Three Months Ended
	March 31, 2022			March 31, 2021
	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	123,379	46	0.15	94,523	19	0.08
Total short-term investments	123,379	46	0.15	94,523	19	0.08
Interest bearing time deposits at banks	10,957	70	2.59	13,730	87	2.57
Investment securities:
Taxable	339,097	1,196	1.41	200,492	951	1.90
Tax-exempt (3)	115,020	738	2.57	100,422	689	2.74
Total investment securities	454,117	1,934	1.70	300,914	1,640	2.18
Loans (2)(3)(4):
Residential mortgage loans	200,838	2,331	4.71	203,941	2,553	5.08
Construction	61,518	607	4.00	38,314	410	4.34
Commercial Loans	767,830	8,582	4.53	713,900	9,063	5.15
Agricultural Loans	350,784	3,749	4.33	358,565	3,830	4.33
Loans to state & political subdivisions	46,984	367	3.17	62,516	598	3.87
Other loans	27,193	349	5.20	26,605	348	5.30
Loans, net of discount	1,455,147	15,985	4.46	1,403,841	16,802	4.85
Total interest-earning assets	2,043,600	18,035	3.58	1,813,008	18,548	4.15
Cash and due from banks	6,393			6,377
Bank premises and equipment	16,976			17,003
Other assets	79,371			80,953
Total non-interest earning assets	102,740			104,333
Total assets	2,146,340			1,917,341
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	501,502	319	0.26	422,135	320	0.31
Savings accounts	317,176	74	0.09	268,252	89	0.13
Money market accounts	346,073	223	0.26	238,788	176	0.30
Certificates of deposit	322,867	659	0.83	380,791	1,013	1.08
Total interest-bearing deposits	1,487,618	1,275	0.35	1,309,966	1,598	0.49
Other borrowed funds	68,295	278	1.65	86,226	256	1.20
Total interest-bearing liabilities	1,555,913	1,553	0.40	1,396,192	1,854	0.54
Demand deposits	356,444			306,377
Other liabilities	17,569			18,582
Total non-interest-bearing liabilities	374,013			324,959
Stockholders' equity	216,414			196,190
Total liabilities & stockholders' equity	2,146,340			1,917,341
Net interest income		16,482			16,694
Net interest spread (5)			3.17%			3.61%
Net interest income as a percentage
of average interest-earning assets			3.27%			3.73%
Ratio of interest-earning assets
to interest-bearing liabilities			131%			130%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three months ended March 31, 2022 and 2021.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2022 and 2021 (in thousands):

	For the Three Months
	Ended March 31,
	2022	2021
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$1,895	$1,601
Tax equivalent adjustment	155	145
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$2,050	$1,746

Interest and fees on loans (non-tax adjusted)	$15,920	$16,694
Tax equivalent adjustment	65	108
Interest and fees on loans (tax equivalent basis)	$15,985	$16,802

Total interest income	$17,815	$18,295
Total interest expense	1,553	1,854
Net interest income	16,262	16,441
Total tax equivalent adjustment	220	253
Net interest income (tax equivalent basis)	$16,482	$16,694

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2022 vs 2021 (1)
	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$7	$20	$27
Interest bearing time deposits at banks	(18)	1	(17)
Investment securities:
Taxable	390	(145)	245
Tax-exempt	88	(39)	49
Total investments	478	(184)	294
Loans:
Residential mortgage loans	(38)	(184)	(222)
Construction	226	(29)	197
Commercial Loans	825	(1,306)	(481)
Agricultural Loans	(83)	2	(81)
Loans to state & political subdivisions	(134)	(97)	(231)
Other loans	6	(5)	1
Total loans, net of discount	802	(1,619)	(817)
Total Interest Income	1,269	(1,782)	(513)
Interest Expense:
Interest-bearing deposits:
NOW accounts	56	(57)	(1)
Savings accounts	24	(39)	(15)
Money Market accounts	65	(18)	47
Certificates of deposit	(141)	(213)	(354)
Total interest-bearing deposits	4	(327)	(323)
Other borrowed funds	(28)	50	22
Total interest expense	(24)	(277)	(301)
Net interest income	$1,293	$(1,505)	$(212)

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Index
Tax equivalent net interest income decreased from $16,694,000 for the three month period ended March 31, 2021 to $16,482,000 for the three month period ended March 31, 2022, a decrease of $212,000, which was largely due to a $676,000 decrease in amortization of PPP fees between the comparable periods. The tax equivalent net interest margin decreased from 3.73% for the first three months of 2021 to 3.27% for the comparable period in 2022. The decrease is primarily caused by the decrease in the yield of interest-earning assets due to the low market interest rate environment in response to the pandemic as well as the decrease in the amortization of PPP fees.

Total tax equivalent interest income for the 2022 three month period decreased $513,000 as compared to the 2021 three month period. This decrease was a result of a decrease of $1,782,000 due to a change in rate as the average yield on interest earning assets decreased 57 basis points from 4.15% to 3.58%. The decrease was offset by an increase of $1,269,000 due to the change volume as average interest-bearing assets increased $230.6 million.

Tax equivalent investment income for the three months ended March 31, 2022 increased $294,000 over the same period last year. The primary cause of the increase was an increase in the average balance of investment securities of $153.3 million.

•
The yield on taxable securities decreased 49 basis points from 1.90% to 1.41% as a result of purchases made in a lower rate environment in 2021. This resulted in a decrease in investment income of $184,000. The average balance of taxable securities increased $138.6 million due to purchases made as a result of substantial deposit growth, which resulted in an increase in investment income of $478,000.

•
The average balance of tax-exempt securities increased by $14.6 million, which resulted in an increase in investment income of $88,000. The yield on tax-exempt securities decreased 17 basis points from 2.74% to 2.57%, which corresponds to a decrease in interest income of $39,000. The yield decrease was attributable to higher yielding securities being called and maturing and being replaced by securities that were purchased in a lower rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income decreased $817,000 for the three months ended March 31, 2022 compared to the same period last year, as a result of a decrease in amortization of fees on PPP loans.

•
Interest income on residential mortgage loans decreased $222,000. The change due to rate was a decrease of $184,000 as the average yield on residential mortgages decreased from 5.08% to 4.71% as a result of the lower rate environment due to the COVID-19 pandemic.

•
The average balance of construction loans increased $23.2 million as a result of projects in our south central Pennsylvania market, as well as the Delaware market. This resulted in an increase of $226,000 on total interest income due to volume.

•
The average balance of commercial loans increased $53.9 million from a year ago. The growth was primarily attributable to growth in Delaware. This had a positive impact of $825,000 on total interest income due to volume. The yield decreased 62 basis points to 4.53% due to the lower rate environment caused by the pandemic as well as the reduced amortization income on PPP loans and competition for loan growth, which decreased loan interest income $1,306,000.

Index
•
Interest income on agricultural loans decreased $81,000 from 2021 to 2022. The decrease in the average balance of agricultural loans of $7.8 million resulted in a decrease in interest income due to volume of $83,000.

•
The average balance of state and political subdivision loans decreased $15.5 million from a year ago as a result of pay-offs during 2021 and 2022. This resulted in a decrease of $134,000 on total interest income due to volume.

Total interest expense decreased $301,000 for the three months ended March 31, 2022 compared with the comparative period last year as a result of a decrease in the cost of interest-bearing liabilities. Interest expense decreased $277,000 due to rate as a result of a decrease in the average rate paid on interest-bearing liabilities from 0.54% to 0.40%. The decrease was driven by the Federal Reserve interest rate cuts in the first quarter of 2020, which remained in place until March of 2022.

•
The average balance of interest bearing deposits increased $177.7 million from March 31, 2021 to March 31, 2022. The primary cause of the increase was general deposit growth across all markets, a portion of which was funded through government stimulus in response to the pandemic and growth in municipal deposits through new customers and expansion of existing relationships. We experienced increases of $79.4 million in NOW accounts, $48.9 million in savings accounts, $107.3 million in money market accounts. The cumulative effect of these volume changes was an increase in interest expense of $145,000. Certificates of deposits decreased $57.9 million due to the low rate environment, which resulted in a decrease in interest expense due to volume of $141,000 related to certificates of deposits. (see also “Financial Condition – Deposits”). The average rate paid on interest bearing deposits was 0.35% for the first three months of 2022 and 0.49% for the comparable period in 2021. This resulted in a decrease in interest expense of $327,000. The decrease was due to the Federal Reserve cutting interest rates during the first quarter of 2020, which remained there throughout 2021 the first part of 2022.

•
The average balance of other borrowed funds decreased $17.9 million from a year ago due to maturities in 2021 and 2022 that were not replaced due to the liquidity obtained from deposit growth. This resulted in a decrease in interest expense of $28,000. There was an increase in the average rate paid on other borrowed funds from 1.20% to 1.65% due to the issuance of subordinated debt in the second quarter of 2021 resulting in an increase in interest expense of $50,000.

Provision for Loan Losses

For the three month period ended March 31, 2022, we recorded a provision for loan losses of $250,000, which represents a decrease of $400,000 from the $650,000 provision recorded in the corresponding three months of last year. The provision was lower in 2022 due the improved economic outlook compared to 2021 that was impacted more by the Covid 19 pandemic. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three months ended March 31,		Change
	2022	2021	Amount	%
Service charges	$1,248	$1,106	$142	12.8
Trust	249	307	(58)	(18.9)
Brokerage and insurance	481	376	105	27.9
Gains on loans sold	105	503	(398)	(79.1)
Equity security (losses) gains, net	(45)	187	(232)	(124.1)
Available for sale security gains, net	-	50	(50)	(100.0)
Earnings on bank owned life insurance	207	1,315	(1,108)	(84.3)
Other	186	391	(205)	(52.4)
Total	$2,431	$4,235	$(1,804)	(42.6)

Index
Non-interest income for the three months ended March 31, 2022 totaled $2,431,000, a decrease of $1,804,000 when compared to the same period in 2021.  During the first three   months of 2022, net equity security losses amounted to $45,000 as a result of market losses associated with general stock market losses compared with a $187,000 gain in the comparable 2021 period associated with market conditions for that period. There were no sales of available during the first three months of 2022. During the first three months of 2021, there were $50,000 of gains from the sale of available for sale securities.

The decrease in Trust revenues is due to lower estate settlement fees in 2022 compared to 2021. The decrease in earnings on bank owned life insurance is due to two former employees of the Company passing during the first quarter of 2021, which generated a death benefit payable to the Company of $1,155,000. The increase in service charges is due to increased customer account usage of their debit cards. The decrease in other income is due to fees on derivative transactions to certain customers, which generated fee income of $226,000 in 2021. The decrease in gains on loans sold is attributable to a reduced level of loan sales as rates on the secondary market have increased, which has resulted in a significant decrease in refinancings of mortgages.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three months ended March 31,		Change
	2022	2021	Amount	%
Salaries and employee benefits	$6,913	$6,263	$650	10.4
Occupancy	794	783	11	1.4
Furniture and equipment	129	143	(14)	(9.8)
Professional fees	339	448	(109)	(24.3)
FDIC insurance	135	129	6	4.7
Pennsylvania shares tax	339	339	-	-
Amortization of intangibles	40	49	(9)	(18.4)
Software expenses	341	313	28	8.9
ORE (recovery) expenses	(367)	86	(453)	(526.7)
Other	1,568	1,394	174	12.5
Total	$10,231	$9,947	$284	2.9

Non-interest expenses increased $284,000 for the three months ended March 31, 2022 compared to the same period in 2021. Salaries and employee benefits increased $650,000 or 10.4%. The increase was due to merit increases effective at the beginning of 2022, additional headcount, primarily in the Delaware market and an increase in deferred compensation costs due to a reversal of deferred compensation that occurred in 2021 as a result of a former executive passing.

The decrease in professional fees was due to lower legal fees in 2022 compared to the 2021 period. The decrease in ORE expenses was due to the sales of OREO properties in 2022 for a gain of $487,000. The increase in other expenses is additional marketing expenses, primarily in the Delaware market, charge-offs associated with fraudulent customer account activity and data processing costs.

Provision for Income Taxes

Index
The provision for income taxes was $1,472,000 for the three month period ended March 31, 2022 compared to $1,616,000 for the same period in 2021. The decrease is primarily attributable to the decrease in income before the provision for income taxes of $1,867,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 17.9% and 16.0% for the first three months of 2022 and 2021, respectively, compared to the statutory rate of 21%. The increase in the effective tax rate is due to life insurance earnings being exempt from federal income taxes.

We are invested in five limited partnerships that have established low-income housing projects in our market areas with our most recent investment in the third quarter of 2021. We anticipate recognizing an aggregate of $3.0 million of tax credits over the next 10 years, with an additional $105,000 anticipated to be recognized during 2022.

Financial Condition

Total assets were $2.18 billion at March 31, 2022, an increase of $34.0 million from $2.14 billion at December 31, 2021, which is primarily due to deposit growth in the first quarter. Cash and cash equivalents decreased $58.7 million to $114.1 million. Available for sale securities increased $49.1 million and net loans increased $36.9 million to $1.46 billion at March 31, 2022. Total deposits increased $42.9 million to $1.88 billion since year-end 2021, while borrowed funds decreased $5.8 million to $68.2 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $114.1 million at March 31, 2022 compared to $172.8 million at December 31, 2021, a decrease of $58.7 million. The decrease was attributable to investment purchases and organic loan growth. Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of March 31, 2022 and December 31, 2021 (dollars in thousands):
	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$74,532	16.1	$73,945	17.8
U. S. Treasury notes	146,690	31.6	115,347	27.8
Obligations of state & political subdivisions	117,990	25.4	112,021	27.0
Corporate obligations	10,048	2.2	10,333	2.5
Mortgage-backed securities in government sponsored entities	112,211	24.2	100,756	24.3
Equity securities	2,444	0.5	2,270	0.6
Total	$463,915	100.0	$414,672	100.0

	March 31, 2022/ December 31, 2021 Change
	Amount	%
Debt securities:
U. S. Agency securities	$587	0.8
U. S. Treasury notes	31,343	27.2
Obligations of state & political subdivisions	5,969	5.3
Corporate obligations	(285)	(2.8)
Mortgage-backed securities in government sponsored entities	11,455	11.4
Equity securities	174	7.7
Total	$49,243	11.9

Index
Our investment portfolio increased by $49.2 million, or 11.9%, from December 31, 2021 to March 31, 2022. During 2022, we purchased $3.8 million of U.S. agency obligations, $39.7 million of U.S. treasury securities, $13.4 million state and political securities and $22.8 million of mortgage backed securities, which was offset by $5.8 million of principal repayments and $3.3 million of calls and maturities that occurred during the first three months of 2022. As a result of increases in market interest rates, the unrealized loss on available for sale investment portfolio increased $21.0 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2022 yielded 1.70%, compared to 2.18% in the comparable period in 2021, on a tax equivalent basis.

The investment strategy for 2022 has been to utilize excess cash, cashflows from the investment portfolio and deposit inflows to purchase U.S. treasury securities, due to a limited spread between US treasuries and agencies, mortgage backed securities issued by government sponsored entities and obligations of state and political securities. The increase in the investment portfolio was in response to the deposit inflows that occurred in 2022 and the first three months of 2022. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Real estate:
Residential	$201,567	13.6	$201,097	14.0
Commercial	724,876	49.0	687,338	47.7
Agricultural	305,517	20.7	312,011	21.6
Construction	66,738	4.5	55,036	3.8
Consumer	21,460	1.5	25,858	1.8
Other commercial loans	69,051	4.7	74,585	5.2
Other agricultural loans	39,904	2.7	39,852	2.8
State & political subdivision loans	49,582	3.3	45,756	3.1
Total loans	1,478,695	100.0	1,441,533	100.0
Less allowance for loan losses	17,556		17,304
Net loans	$1,461,139		$1,424,229

	March 31, 2022/ December 31, 2021 Change
	Amount	%
Real estate:
Residential	$470	0.2
Commercial	37,538	5.5
Agricultural	(6,494)	(2.1)
Construction	11,702	21.3
Consumer	(4,398)	(17.0)
Other commercial loans	(5,534)	(7.4)
Other agricultural loans	52	0.1
State & political subdivision loans	3,826	8.4
Total loans	$37,162	2.6

Index
The Bank’s lending efforts have historically been focused in north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In December 2017, we completed a branch acquisition in State College, which provides us with opportunities in Centre County, Pennsylvania and other areas of central Pennsylvania. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. In November of 2020, we opened a branch in Kennett Square, Pennsylvania, to further serve customers obtained as part of the MidCoast acquisition, as well as to expand operations into Chester County, Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of March 31, 2022, the Company had one industry specific loan concentration to the dairy industry, totaling $123.9 million or 8.4% of total loans compared to $127.4 million or 8.8% of total loans at December 31, 2021.

During the first three months of 2022, the primary driver of growth was the Delaware markets, which saw significant activity in commercial real estate loan and construction loan activity. Agricultural loans decreased $6.5 million primarily due to paydowns on lines of credit. The decrease in other commercial loans is due to forgiveness of PPP loans. Loans issued as part of the PPP program totaled $2.8 million as of March 31, 2022 compared to $6.8 million as of December 31, 2021 for a change of $4.0 million. The decrease in consumer loans is due to a decrease in student loans, which is expected to pick up over the remainder of 2022. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and overall national, regional and local economic conditions.

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

In response to the Covid-19 pandemic, the Company implemented programs to assist our customers. These included allowing customers to make interest only payments for up to 60 days and allowing certain customers in specific industries like hospitality to defer both principal and interest payments for up to 120 days. Customers are eligible to request additional modifications.

Index
Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable future loan losses inherent in the loan portfolio. The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for loan losses was $17,556,000 or 1.19% of total loans as of March 31, 2022 as compared to $17,304,000 or 1.20% of loans as of December 31, 2021. The $252,000 increase is a result of a $250,000 provision for loan losses less net recoveries of $2,000. During 2022, net charge-offs were low with no significant charge-offs occurring. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,		December 31
	2022		2021
	Amount	%	Amount	%
Real estate loans:
Residential	$1,070	13.6	$1,147	14.0
Commercial	8,394	49.0	8,099	47.7
Agricultural	4,516	20.7	4,729	21.6
Construction	497	4.5	434	3.8
Consumer	210	1.5	262	1.8
Other commercial loans	1,380	4.7	1,023	5.2
Other agricultural loans	551	2.7	558	2.8
State & political subdivision loans	285	3.3	281	3.1
Unallocated	653	N/A	771	N/A
Total allowance for loan losses	$17,556	100.0	$17,304	100.0

The following table provides information related to credit loss experience and loan quality for the three months ended March 31, 2022 and the year ended December 31, 2021.

March 31, 2022	Credit Loss Expense (Benefit)	Net (charge-offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non-accrual loans as a percent of loans	Allowance to total non-accrual loans
Real estate:
Residential	$(77)	-	$200,838	0.00%	0.53%	0.22%	241.53%
Commercial	295	-	696,969	0.00%	1.16%	0.41%	281.30%
Agricultural	(213)	-	313,477	0.00%	1.48%	1.01%	146.48%
Construction	63	-	61,518	0.00%	0.74%	0.00%	NA
Consumer	(52)	-	27,193	0.00%	0.98%	0.00%	NA
Other commercial loans	355	2	70,861	0.00%	2.00%	0.82%	243.39%
Other agricultural loans	(7)	-	37,307	0.00%	1.38%	1.84%	75.17%
State & political subdivision loans	4	-	46,984	0.00%	0.57%	0.00%	NA
Unallocated	(118)	-	-	NA	NA	NA	NA
Total	$250	$2	$1,455,147	0.00%	1.19%	0.53%	224.79%

December 31, 2021
Real estate:
Residential	$(27)	-	$203,062	0.00%	0.57%	0.30%	192.77%
Commercial	1,848	35	639,161	0.01%	1.18%	0.43%	275.01%
Agricultural	(224)	-	312,770	0.00%	1.52%	1.00%	150.94%
Construction	312	-	56,315	0.00%	0.79%	0.00%	NA
Consumer	(53)	(6)	24,125	(0.02)%	1.01%	0.00%	NA
Other commercial loans	(113)	(90)	99,839	(0.09)%	1.37%	0.19%	730.71%
Other agricultural loans	(306)	-	37,181	0.00%	1.40%	2.01%	69.49%
State & political subdivision loans	(198)	-	52,804	0.00%	0.61%	0.00%	NA
Unallocated	311	-	-	NA	NA	NA	NA
Total	$1,550	$(61)	$1,425,257	0.00%	1.20%	0.53%	227.21%

Index
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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of March 31, 2022. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 69.7% of the loan portfolio at March 31, 2022, 73.5% of the allowance is assigned to these portions of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 13.6% of the loan portfolio as of March 31, 2022 and 6.1% of the allowance is assigned to this segment as generally there are less inherent risks then commercial and agricultural loans.

The following table is a summary of our non-performing assets as of March 31, 2022 and December 31, 2021.

	March 31,	December 31,
(dollars in thousands)	2022	2021
Non-performing loans:
Non-accruing loans	$7,810	$7,616
Accrual loans - 90 days or more past due	12	46
Total non-performing loans	7,822	7,662
Foreclosed assets held for sale	1,131	1,180
Total non-performing assets	$8,953	$8,842

Index
The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2021 to March 31, 2022 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2022				December 31, 2021
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$657	$12	$443	$455	$492	$13	$595	$608
Commercial	1,114	-	2,984	2,984	243	33	2,945	2,978
Agricultural	137	-	3,083	3,083	31	-	3,133	3,133
Construction	-	-	-	-	-	-	-	-
Consumer	189	-	-	-	163	-	-	-
Other commercial loans	-	-	567	567	28	-	140	140
Other agricultural loans	-	-	733	733	10	-	803	803
Total nonperforming loans	$2,097	$12	$7,810	$7,822	$967	$46	$7,616	$7,662

	Change in Non-Performing Loans March 31, 2022 /December 31, 2021
	Amount	%
Real estate:
Residential	$(153)	(25.2)
Commercial	6	0.2
Agricultural	(50)	(1.6)
Construction	-	-
Consumer	-	-
Other commercial loans	427	305.0
Other agricultural loans	(70)	(8.7)
Total nonperforming loans	$160	2.1

The Company worked with customers directly affected by the COVID-19 pandemic. The Company offered assistance in accordance with regulator guidelines. As a result of the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience increases in non-performing loans and further increases in its required allowance for loan losses and record additional provision expense. It is possible that the Company's asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are prolonged.

Index
For the three months ended March 31, 2022, we recorded a provision for loan losses of $250,000 which compares to $650,000 for the same period in 2021, a decrease of $450,000. The decrease is primarily attributable to the impact that the COVID-19 pandemic had in 2021 on the national and local economies compared to 2022. Non-performing loans increased $160,000 from December 31, 2021 to March 31, 2022 with the increase being primarily due to one customer. At March 31, 2022, approximately 59.3% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial loan relationship with $1.3 million outstanding, and additional letters of credit of $1.2 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of March 31, 2022. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2020, the Company had the underlying equipment collateral appraised and in the first quarter of 2022, the Company had the quarry appraised. The appraisals indicated a decrease in collateral values compared to the appraisal ordered for the loan origination, however, the loan was still considered well secured on a loan to value basis at December 31, 2022. In 2021 and 2022, the customer has liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of March 31, 2022.

•
An agricultural loan customer with a total loan relationship of $2.1 million, secured by real estate, equipment and cattle, was on non-accrual status as of March 31, 2022. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continues into 2022. Included within these loans to this customer are $787,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices and the pandemic have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2020, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of March 31, 2022.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of March 31, 2022. The COVID-19 pandemic has escalated the cash flow difficulties this customer was experiencing. We expect that we will need to rely upon the collateral for repayment of interest and principal. Management reviewed the collateral and determined that no specific reserve was required as of March 31, 2022.

Management believes that the allowance for loan losses at March 31, 2022 was adequate at that date, which was based on the following factors:

•	Three loan relationships comprise 59.3% of the non-performing loan balance, which did not require any specific reserves as of March 31, 2022.
•	The Company has a history of low charge-offs, which were 0.00% of average loans for 2022 and 2021.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of March 31, 2022, and December 31, 2021, the cash surrender value of the life insurance was $38.7 million and $38.5 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $207,000 and $1,315,000 for the three month periods ended March 31, 2022 and 2021, respectively. During the first quarter of 2021, the Company received proceeds of $3,714,000, which included death benefits of $1,155,000 on two former employees of the Company. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Index
The Company policies that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of March 31, 2022, and December 31, 2021, included in other liabilities on the Consolidated Balance Sheet was a liability of $687,000 and $696,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $164,000 to $16.9 million as of March 31, 2022 from December 31, 2021 as a result of a depreciation.

Deposits

The following table shows the composition of deposits as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Non-interest-bearing deposits	$366,820	19.5	$358,073	19.5
NOW accounts	509,036	27.1	485,292	26.4
Savings deposits	321,701	17.1	313,048	17.0
Money market deposit accounts	365,591	19.5	350,122	19.1
Certificates of deposit	315,942	16.8	329,616	18.0
Total	$1,879,090	100.0	$1,836,151	100.0

	March 31, 2022/ December 31, 2021 Change
	Amount	%
Non-interest-bearing deposits	$8,747	2.4
NOW accounts	23,744	4.9
Savings deposits	8,653	2.8
Money market deposit accounts	15,469	4.4
Certificates of deposit	(13,674)	(4.1)
Total	$42,939	2.3

Deposits increased $42.9 million since December 31, 2021. The Company experienced deposit growth across all markets and product types. Through the first three months of 2022, customers continued to transfer certificates of deposits primarily into money market and NOW accounts. There were no brokered certificates of deposits as of March 31, 2022 or December 31, 2021.

Index
Borrowed Funds

Borrowed funds were $68.2 million and $74.0 million as of March 31, 2022 and December 31, 2021, respectively. The decrease in borrowed funds was due maturities that occurred in the first quarter of 2022 that were not replaced. During 2022, $4.7 million of long term borrowings from the Federal Home Loan Bank of Pittsburgh matured and were not replaced and repurchase agreements decreased $1.0 million. As of March 31, 2022, long-term advances total $27.5 million, short-term advances total $25.0 million and repurchase agreements total $15.8 million.

In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at March 31, 2022 was $4,367,000 and is included within other assets on the consolidated balance sheets.

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

Total stockholders’ equity was $202.7 million at March 31, 2022 compared to $212.5 million at December 31, 2021, a decrease of $9,747,000, or (4.6%).  Excluding accumulated other comprehensive (loss) income, stockholders’ equity increased $4.9 million, or 2.3%. The Company purchased 113 shares of treasury stock at a weighted average cost of $62.00 per share. For the three months of 2022, the Company had net income of $6.7 million and declared cash dividends of $1.9 million, or $0.475 per share, representing a cash dividend payout ratio of 27.8%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, the defined benefit plan obligations and the interest rate swaps entered into during 2020, accumulated other comprehensive income decreased approximately $14.6 million from December 31, 2021.

Index
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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and terminated on December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR was set at 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7.5%. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At March 31, 2022, the Bank leverage ratio under the CBLR framework was 8.83%. This ratio allows the Bank to fall within the grace period of the CBLR, and the Bank will have two calendar quarters to meet the 9.0% requirement to be considered “well-capitalized”.

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Commitments to extend credit	$381,461	$275,998
Standby letters of credit	15,923	17,083
	$397,384	$293,081

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2022 and December 31, 2021 was $12,203,000 and $12,230,000, respectively. The Company reserves the right to discontinue this service without prior notice.

Liquidity

Index
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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2022 were $59,000 compared to $785,000 during the same time period in 2021.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $777.4 million, inclusive of any outstanding amounts, as a source of liquidity at March 31, 2022. The Bank also had two federal funds lines with third party providers in the total amount of $34.0 million as of March 31, 2022, which are unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $1.2 million, which also is not drawn upon as of March 31, 2022. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2022, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $14.9 million.

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

Index
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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2022 (dollars in thousands):

Changes in Rates	Prospective One-Year Net Interest Income	Change In Prospective Net Interest Income	% Change In Prospective Net Interest Income
-100 Shock	63,662	(1,633)	(2.50)
Base	65,295	-	-
100 Shock	65,411	116	0.18
+200 Shock	65,835	540	0.83
+300 Shock	65,964	669	1.02
+400 Shock	66,067	772	1.18

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

Index
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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. At March 31, 2022, the risk factors of the Company have not changed materially from those reported in our 2021 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/22 to 1/31/22	-	$0.00	-	135,089
2/1/22 to 2/28/22	88	$62.00	88	135,001
3/1/22 to 3/31/22	25	$62.00	25	134,976
Total	113		113

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

May 9, 2022	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2022	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)