Form 10-Q
period 2022-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2022-08-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
Or

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

N/A

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par value $1.0 per share	CZFS	The Nasdaq Stock Market, LLC
Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered

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

The number of outstanding shares of the Registrant’s Common Stock, as of August 3, 2022, was 3,970,441.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	June 30, 2022	December 31, 2021
ASSETS:
Cash and due from banks:
Noninterest-bearing	$18,306	$14,051
Interest-bearing	2,366	158,782
Total cash and cash equivalents	20,672	172,833
Interest bearing time deposits with other banks	8,048	11,026
Equity securities	2,309	2,270
Available-for-sale securities	462,883	412,402
Loans held for sale	1,205	4,554

Loans (net of allowance for loan losses:
2022 $17,570 and 2021, $17,304)	1,577,806	1,424,229

Premises and equipment	17,476	17,016
Accrued interest receivable	5,874	5,235
Goodwill	31,376	31,376
Bank owned life insurance	38,922	38,503
Other intangibles	1,449	1,627
Fair value of derivative instruments	14,639	4,011
Other assets	30,203	18,781
TOTAL ASSETS	$2,212,862	$2,143,863

LIABILITIES:
Deposits:
Noninterest-bearing	$382,155	$358,073
Interest-bearing	1,496,556	1,478,078
Total deposits	1,878,711	1,836,151
Borrowed funds	110,540	73,977
Accrued interest payable	566	711
Other liabilities	28,013	20,532
TOTAL LIABILITIES	2,017,830	1,931,371
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at June 30, 2022 and December 31, 2021; none issued in 2022 or 2021	-	-
Common Stock
$1.00 par value; authorized 25,000,000 shares at June 30, 2022 and December 31, 2021; issued 4,427,687 at June 30, 2022 and 4,388,901 at December 31, 2021	4,428	4,389
Additional paid-in capital	80,892	78,395
Retained earnings	153,315	146,010
Accumulated other comprehensive (loss)	(26,559)	(155)
Treasury stock, at cost: 457,534 shares at June 30, 2022, and 444,481 shares at December 31, 2021	(17,044)	(16,147)
TOTAL STOCKHOLDERS' EQUITY	195,032	212,492
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,212,862	$2,143,863

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans	$17,120	$16,370	$33,040	$33,064
Interest-bearing deposits with banks	156	111	272	217
Investment securities:
Taxable	1,424	941	2,536	1,791
Nontaxable	617	547	1,200	1,091
Dividends	90	106	174	207
TOTAL INTEREST INCOME	19,407	18,075	37,222	36,370
INTEREST EXPENSE:
Deposits	1,356	1,525	2,631	3,123
Borrowed funds	322	338	600	594
TOTAL INTEREST EXPENSE	1,678	1,863	3,231	3,717
NET INTEREST INCOME	17,729	16,212	33,991	32,653
Provision for loan losses	450	500	700	1,150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,279	15,712	33,291	31,503
NON-INTEREST INCOME:
Service charges	1,324	1,163	2,572	2,269
Trust	184	185	433	492
Brokerage and insurance	501	406	982	782
Gains on loans sold	41	311	146	814
Equity security gains (losses), net	(134)	29	(179)	216
Available for sale security gains, net	-	-	-	50
Earnings on bank owned life insurance	212	163	419	1,478
Other	176	449	362	840
TOTAL NON-INTEREST INCOME	2,304	2,706	4,735	6,941
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,117	6,481	14,030	12,744
Occupancy	754	711	1,548	1,494
Furniture and equipment	166	141	295	284
Professional fees	394	395	733	843
FDIC insurance	145	129	280	258
Pennsylvania shares tax	339	178	678	517
Amortization of intangibles	40	49	80	98
Software expenses	358	354	699	667
ORE expenses (income)	120	167	(247)	253
Other	1,767	1,715	3,335	3,109
TOTAL NON-INTEREST EXPENSES	11,200	10,320	21,431	20,267
Income before provision for income taxes	8,383	8,098	16,595	18,177
Provision for income taxes	1,482	1,451	2,954	3,067
NET INCOME	$6,901	$6,647	$13,641	$15,110

PER COMMON SHARE DATA:
Net Income - Basic	$1.74	$1.67	$3.43	$3.79
Net Income - Diluted	$1.74	$1.67	$3.43	$3.79
Cash Dividends Paid	$0.470	$0.456	$0.941	$0.912

Number of shares used in computation - basic	3,973,402	3,983,274	3,969,621	3,984,970
Number of shares used in computation - diluted	3,973,417	3,983,346	3,969,725	3,985,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended, June 30,
(in thousands)	2022	2021	2022	2021
Net income	$6,901	$6,647	$13,641	$15,110
Other comprehensive (loss) income:
Change in unrealized (losses) gains on available for sale securities	(16,016)	1,441	(37,003)	(2,653)
Income tax effect	3,364	(302)	7,771	557
Change in unrecognized pension cost	12	82	48	173
Income tax effect	(2)	(18)	(10)	(37)
Change in unrealized gain on interest rate swaps	1,075	(754)	3,533	1,293
Income tax effect	(227)	159	(743)	(271)
Less: Reclassification adjustment for investment security gains included in net income	-	-	-	(50)
Income tax effect	-	-	-	11
Other comprehensive (loss) income, net of tax	(11,794)	608	(26,404)	(977)
Comprehensive (loss) income	$(4,893)	$7,255	$(12,763)	$14,133

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance, March 31, 2022	4,388,901	4,389	78,396	150,876	(14,765)	(16,151)	202,745

Comprehensive income:
Net income				6,901			6,901
Net other comprehensive income (loss)					(11,794)		(11,794)
Stock dividend	38,786	39	2,521	(2,560)			-
Purchase of treasury stock (18,584 shares)						(1,272)	(1,272)
Restricted stock, executive and Board of Director awards (4,544 shares)			(164)			308	144
Restricted stock vesting			138				138
Sale of treasury stock to employees (1,060 shares)			1			71	72
Cash dividends, $0.470 per share				(1,902)			(1,902)
Balance, June 30, 2022	4,427,687	$4,428	$80,892	$153,315	$(26,559)	$(17,044)	$195,032

Balance, December 31, 2021	4,388,901	$4,389	$78,395	$146,010	$(155)	$(16,147)	$212,492

Comprehensive income:
Net income				13,641			13,641
Net other comprehensive income (loss)					(26,404)		(26,404)
Stock dividend	38,786	39	2,521	(2,560)			-
Purchase of treasury stock (18,697 shares)						(1,279)	(1,279)
Restricted stock, executive and Board of Director awards (4,623 shares)			(169)			313	144
Restricted stock vesting			142				142
Sale of treasury stock to employees (1,060 shares)			1			71	72
Forfeited restricted stock (39 shares)			2			(2)	-
Cash dividends, $0.941 per share				(3,776)			(3,776)
Balance, June 30, 2022	4,427,687	$4,428	$80,892	$153,315	$(26,559)	$(17,044)	$195,032

Balance, March 31, 2021	4,350,342	4,350	75,908	133,270	1,002	(15,723)	198,807

Comprehensive income:
Net income				6,647			6,647
Net other comprehensive income (loss)					608		608
Stock dividend	38,559	39	2,313	(2,352)			-
Purchase of treasury stock (5,554 shares)						(336)	(336)
Restricted stock, executive and Board of Director awards (5,331 shares)			(207)			353	146
Restricted stock vesting			398				398
Cash dividends, $0.456 per share				(1,851)			(1,851)
Balance, June 30, 2021	4,388,901	$4,389	$78,412	$135,714	$1,610	$(15,706)	$204,419

Balance, December 31, 2020	4,350,342	4,350	75,908	126,627	2,587	(15,213)	194,259

Comprehensive income:
Net income				15,110			15,110
Net other comprehensive income (loss)					(977)		(977)
Stock dividend	38,559	39	2,313	(2,352)			-
Purchase of treasury stock (14,756 shares)						(849)	(849)
Restricted stock, executive and Board of Director awards (5,419 shares)			(215)			359	144
Restricted stock vesting			403				403
Forfeited restricted stock			3			(3)	-
Cash dividends, $0.912 per share				(3,671)			(3,671)
Balance, June 30, 2021	4,388,901	$4,389	$78,412	$135,714	$1,610	$(15,706)	$204,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,641	$15,110
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	1,150
Depreciation and amortization	519	566
Amortization and accretion of loans and other assets	(1,068)	(2,333)
Amortization and accretion of investment securities	1,025	1,091
Deferred income taxes	294	1,029
Investment and equity securities losses (gains), net	179	(266)
Earnings on bank owned life insurance	(419)	(1,478)
Vesting of restricted stock	141	-
Originations of loans held for sale	(4,624)	(25,914)
Proceeds from sales of loans held for sale	8,056	35,812
Realized gains on loans sold	(146)	(814)
Increase in accrued interest receivable	(640)	434
Loss (gain) on sale of foreclosed assets held for sale	(491)	-
Increase (decrease) in accrued interest payable	(145)	(228)
Other, net	(1,950)	(2,436)
Net cash provided by operating activities	15,072	21,723
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	-	5,045
Proceeds from maturity and principal repayments	21,294	28,433
Purchase of securities	(110,022)	(111,036)
Purchase of interest bearing time deposits with other banks	(2,480)	-
Proceeds from matured interest bearing time deposits with other banks	5,458	1,492
Proceeds from life insurance	-	3,714
Proceeds from redemption of regulatory stock	1,912	2,235
Purchase of regulatory stock	(3,493)	(2,025)
Net increase in loans	(152,949)	(7,758)
Purchase of premises and equipment	(898)	(858)
Investments in low income housing partnerships	(949)	-
Proceeds from sale of foreclosed assets held for sale	760	524
Net cash used in investing activities	(241,367)	(80,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	42,560	93,529
Proceeds from long-term borrowings	-	9,869
Repayments of long-term borrowings	(4,725)	(2,000)
Net (decrease) increase in short-term borrowed funds	41,282	1,120
Purchase of treasury	(1,279)	(849)
Sale of treasury stock to employees	72	-
Dividends paid	(3,776)	(3,671)
Net cash (used) provided by financing activities	74,134	97,998
Net (decrease) increase in cash and cash equivalents	(152,161)	39,487
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	172,833	68,707
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,672	$108,194

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,376	$3,945
Income taxes paid	$3,600	$3,500
Loans transferred to foreclosed property	$61	$517
Right of use asset and liability	$(1,518)	$211
Stock Dividend	$2,560	$2,352

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at June 30, 2022 and for the periods ended June 30, 2022 and 2021 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the three and six month periods ended June 30, 2022 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as ammended.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and six months ended June 30, 2022 and 2021 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue stream	2022	2021	2022	2021
Service charges on deposit accounts
Overdraft fees	$312	247	$619	$505
Statement fees	51	56	107	112
Interchange revenue	819	704	1,542	1,343
ATM income	66	101	155	199
Other service charges	76	55	149	110
Total Service Charges	1,324	1,163	2,572	2,269
Trust	184	185	433	492
Brokerage and insurance	501	406	982	782
Other	123	119	262	228
Total	$2,132	$1,873	$4,249	$3,771

Index
Note 3 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income applicable to common stock	$6,901,000	$6,647,000	$13,641,000	$15,110,000

Basic earnings per share computation
Weighted average common shares outstanding	3,973,402	3,983,274	3,969,621	3,984,970
Earnings per share - basic	$1.74	$1.67	$3.43	$3.79

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,973,402	3,983,274	3,969,621	3,984,970
Add: Dilutive effects of restricted stock	15	72	104	35
Weighted average common shares outstanding for dilutive earnings per share	3,973,417	3,983,346	3,969,725	3,985,005
Earnings per share - diluted	$1.74	$1.67	$3.43	$3.79

For the three months ended June 30, 2022 and 2021, there were 3,121 and 2,479 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $57.36-$67.85 for the three month period ended June 30, 2022 and per share prices ranging from $51.14-$62.33 for the three month period ended June 30, 2021. For the six months ended June 30, 2022 and 2021, 6,264 and 2,401 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $51.14-$67.85 for the six month period ended June 30, 2022 and prices ranging from $51.14-$62.33 for the six month period ended June 30, 2021.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2022 and December 31, 2021 were as follows (in thousands):

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$86,039	$40	$(5,472)	$80,607
U.S. treasury securities	164,107	1	(10,678)	153,430
Obligations of state and political subdivisions	122,272	76	(8,977)	113,371
Corporate obligations	10,356	-	(587)	9,769
Mortgage-backed securities in government sponsored entities	116,727	82	(11,103)	105,706
Total available-for-sale securities	$499,501	$199	$(36,817)	$462,883

December 31, 2021
Available-for-sale securities:
U.S. agency securities	$73,803	$976	$(834)	$73,945
U.S. treasury securities	116,743	63	(1,459)	115,347
Obligations of state and political subdivisions	109,367	2,706	(52)	112,021
Corporate obligations	10,378	39	(84)	10,333
Mortgage-backed securities in government sponsored entities	101,727	597	(1,568)	100,756
Total available-for-sale securities	$412,018	$4,381	$(3,997)	$412,402

Index
The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021 (in thousands). As of June 30, 2022, the Company owned 326 securities whose fair value was less than their cost basis.

June 30, 2022	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$46,751	$(3,522)	$10,532	$(1,950)	$57,283	$(5,472)
U.S. treasury securities	149,443	(10,513)	1,988	(165)	151,431	(10,678)
Obligations of state and political subdivisions	96,408	(8,468)	2,939	(509)	99,347	(8,977)
Corporate obligations	8,310	(546)	459	(41)	8,769	(587)
Mortgage-backed securities in government sponsored entities	80,982	(8,294)	16,890	(2,809)	97,872	(11,103)
Total securities	$381,894	$(31,343)	$32,808	$(5,474)	$414,702	$(36,817)

December 31, 2021
U.S. agency securities	$26,754	$(387)	$7,542	$(447)	$34,296	$(834)
U.S. treasury securities	106,794	(1,459)	-	-	106,794	(1,459)
Obligations of states and political subdivisions	10,744	(26)	2,899	(26)	13,643	(52)
Corporate obligations	6,922	(84)	-	-	6,922	(84)
Mortgage-backed securities in government sponsored entities	60,182	(1,305)	7,975	(263)	68,157	(1,568)
Total securities	$211,396	$(3,261)	$18,416	$(736)	$229,812	$(3,997)

As of June 30, 2022 and December 31, 2021, the Company’s investment securities portfolio contained unrealized losses on U.S. Treasuries, agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations and mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of market interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Index
There were no sales of available for sale securities during the three and six months ended June 30, 2022 as well as the three month period ended June 30, 2021. Proceeds from sales of securities available-for-sale for the six months ended June 30, 2021 were $5,045,000. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gross gains on available for sale securities	$-	$-	$-	$50
Gross losses on available for sale securities	-	-	-	-
Net gains	$-	$-	$-	$50

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three and six month periods ended June 30, 2022 and 2021, and the portion of unrealized gains for the period that relates to equity investments held at June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Equity securities	2022	2021	2022	2021
Net gains (losses) recognized in equity securities during the period	$(134)	$29	$(179)	$216
Less: Net gains realized on the sale of equity securities during the period	-	-	-	-
Net unrealized gains (losses)	$(134)	$29	$(179)	$216

Investment securities with an approximate carrying value of $319.0 million and $295.0 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at June 30, 2022, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$15,999	$16,034
Due after one year through five years	186,055	177,170
Due after five years through ten years	126,447	116,100
Due after ten years	171,000	153,579
Total	$499,501	$462,883

Note 5 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York and Wilmington and Dover, Delaware.   Although the Company had a diversified loan portfolio at June 30, 2022 and December 31, 2021, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$203,323	$676	$10	$202,637
Commercial	798,528	5,842	2,035	790,651
Agricultural	313,700	5,225	1,562	306,913
Construction	71,414	-	-	71,414
Consumer	50,319	-	-	50,319
Other commercial loans	65,772	169	-	65,603
Other agricultural loans	32,870	864	-	32,006
State and political subdivision loans	59,450	-	-	59,450
Total	1,595,376	12,776	3,607	1,578,993
Allowance for loan losses	17,570	129	-	17,441
Net loans	$1,577,806	$12,647	$3,607	$1,561,552

Index
December 31, 2021	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$201,097	$620	$14	$200,463
Commercial	687,338	8,381	2,145	676,812
Agricultural	312,011	5,355	1,643	305,013
Construction	55,036	-	-	55,036
Consumer	25,858	-	-	25,858
Other commercial loans	74,585	186	-	74,399
Other agricultural loans	39,852	991	-	38,861
State and political subdivision loans	45,756	-	-	45,756
Total	1,441,533	15,533	3,802	1,422,198
Allowance for loan losses	17,304	121	-	17,183
Net loans	$1,424,229	$15,412	$3,802	$1,405,015

During 2022 the Company continued its participation in the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration (the “SBA”) through the processing of forgiveness of PPP loans. During 2021, the Company originated $24.3 million of PPP loans. There were no outstanding principal balances of PPA loans as of June 30, 2022. As of December 31, 2021, the Company had outstanding principal balances of $6.8 million of PPP loans that were included in other commercial loans. The PPP loans were fully guaranteed by the SBA and were eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions were met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA were repaid by the SBA to the Company. The SBA issued guidance for forgiveness with a streamlined approach for loans of $150,000 or less.

The Company evaluated whether loans acquired as part of the MidCoast acquisition were within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired (“PCI”) loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between April 17, 2020 (the “acquisition date”) and June 30, 2022. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the MidCoast acquisition was $3,333,000 at June 30, 2022.

Changes in the accretable yield for PCI loans were as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$395	$688	$370	$788
Reclassification of non-accretable discount	-	-	228	-
Accretion	(117)	(104)	(320)	(204)
Balance at end of period	$278	$584	$278	$584

Index
The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	June 30, 2022	December 31, 2021
Outstanding balance	$6,432	$6,159
Carrying amount	3,607	3,802

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

The following table includes the recorded investment and unpaid principal balances for impaired loan receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

June 30, 2022	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$767	$560	$42	$602	$6
Home Equity	92	33	41	74	5
Commercial	6,895	5,475	367	5,842	77
Agricultural	5,648	5,037	188	5,225	26
Other commercial loans	800	92	77	169	15
Other agricultural loans	1,203	864	-	864	-
Total	$15,405	$12,061	$715	$12,776	$129

December 31, 2021
Real estate loans:
Mortgages	$697	$495	$45	$540	$6
Home Equity	97	37	43	80	6
Commercial	9,330	8,096	285	8,381	61
Agricultural	5,694	5,167	188	5,355	14
Other commercial loans	813	92	94	186	34
Other agricultural loans	1,274	991	-	991	-
Total	$17,905	$14,878	$655	$15,533	$121

Index
The following tables includes the average balance of impaired loan receivables by class and the income recognized on these receivables for the three and six month periods ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended
	June 30, 2022			June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$539	$5	$-	$784	$8	$-
Home Equity	76	1	-	117	3	-
Commercial	6,669	98	3	9,009	134	15
Agricultural	5,282	57	-	4,543	43	-
Other commercial loans	391	1	-	1,072	1	-
Other agricultural loans	918	2	-	1,093	3	-
Total	$13,875	$164	$3	$16,619	$192	$15

	For the Three Months Ended
	June 30, 2022			June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$547	$3	$-	$718	$3	$-
Home Equity	75	-	-	109	2	-
Commercial	5,048	32	3	8,781	67	8
Agricultural	5,248	29	-	4,497	21	-
Other commercial loans	455	-	-	1,023	-	-
Other agricultural loans	883	1	-	1,082	1	-
Total	$12,256	$65	$3	$16,210	$94	$8

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

Index
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

The following tables represent credit exposures by internally assigned grades as of June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$753,191	$38,093	$7,244	$-	$-	$798,528
Agricultural	295,067	12,874	5,759	-	-	313,700
Construction	68,872	2,542	-	-	-	71,414
Other commercial loans	62,144	3,283	311	34	-	65,772
Other agricultural loans	30,608	1,523	739	-	-	32,870
State and political subdivision loans	59,450	-	-	-	-	59,450
Total	$1,269,332	$58,315	$14,053	$34	$-	$1,341,734

December 31, 2021
Real estate loans:
Commercial	$646,137	$35,332	$5,869	$-	$-	$687,338
Agricultural	291,537	15,105	5,369	-	-	312,011
Construction	55,036	-	-	-	-	55,036
Other commercial loans	70,932	3,289	316	48	-	74,585
Other agricultural loans	37,800	1,351	701	-	-	39,852
State and political subdivision loans	45,588	168	-	-	-	45,756
Total	$1,147,030	$55,245	$12,255	$48	$-	$1,214,578

Index
For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$153,826	$494	$10	$154,330
Home Equity	48,964	29	-	48,993
Consumer	50,319	-	-	50,319
Total	$253,109	$523	$10	$253,642

December 31, 2021	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$150,320	$608	$14	$150,942
Home Equity	50,122	33	-	50,155
Consumer	25,858	-	-	25,858
Total	$226,300	$641	$14	$226,955

Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$854	$80	$196	$1,130	$153,190	$10	$154,330	$-
Home Equity	209	9	29	247	48,746	-	48,993	29
Commercial	610	-	2,252	2,862	793,631	2,035	798,528	109
Agricultural	-	-	1,367	1,367	310,771	1,562	313,700	-
Construction	217	-	-	217	71,197	-	71,414	-
Consumer	126	-	1	127	50,192	-	50,319	1
Other commercial loans	-	9	92	101	65,671	-	65,772	-
Other agricultural loans	35	-	-	35	32,835	-	32,870	-
State and political subdivision loans	-	-	-	-	59,450	-	59,450	-
Total	$2,051	$98	$3,937	$6,086	$1,585,683	$3,607	$1,595,376	$139

Loans considered non-accrual	$-	$79	$3,798	$3,877	$3,374	$-	$7,251
Loans still accruing	2,051	19	139	2,209	1,582,309	3,607	1,588,125
Total	$2,051	$98	$3,937	$6,086	$1,585,683	$3,607	$1,595,376

Index
December 31, 2021
Real estate loans:
Mortgages	$220	$170	$209	$599	$150,329	$14	$150,942	$13
Home Equity	103	-	33	136	50,019	-	50,155	33
Commercial	127	115	1,969	2,211	682,982	2,145	687,338	-
Agricultural	31	-	1,367	1,398	308,970	1,643	312,011	-
Construction	-	-	-	-	55,036	-	55,036	-
Consumer	163	1	-	164	25,694	-	25,858	-
Other commercial loans	17	10	92	119	74,466	-	74,585	-
Other agricultural loans	10	-	-	10	39,842	-	39,852	-
State and political subdivision loans	-	-	-	-	45,756	-	45,756	-
Total	$671	$296	$3,670	$4,637	$1,433,094	$3,802	$1,441,533	$46

Loans considered non-accrual	$-	$-	$3,624	$3,624	$3,992	$-	$7,616
Loans still accruing	671	296	46	1,013	1,429,102	3,802	1,433,917
Total	$671	$296	$3,670	$4,637	$1,433,094	$3,802	$1,441,533

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

The following table reflects the loan receivables, excluding PCI loans, on non-accrual status as of June 30, 2022 and December 31, 2021, respectively. The balances are presented by class of loan receivable (in thousands):

	June 30, 2022	December 31, 2021
Real estate loans:
Mortgages	$494	$595
Commercial	2,911	2,945
Agricultural	3,043	3,133
Other commercial loans	126	140
Other agricultural loans	677	803
	$7,251	$7,616

Index
Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  As of June 30, 2022 and December 31, 2021, included within the allowance for loan losses are reserves of $23,000 and $26,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021 were as follows (dollars in thousands):

	For the Three and Six Months Ended June 30, 2022
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	3	$-	$1,430	$-	$1,430
Total	-	3	$-	$1,430	$-	$1,430

	For the Three Months Ended June 30, 2021
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$-	$1,117	$-	$1,117
Total	-	1	$-	$1,117	$-	$1,117

	For the Six Months Ended June 30, 2021
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	3	-	1,407	-	1,407
Total	-	3	$-	$1,407	$-	$1,407

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

Index
Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022			December 31, 2021
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$11	$1,004	$1,015	$12	$1,135	$1,147
Commercial	77	9,139	9,216	61	8,038	8,099
Agricultural	26	4,458	4,484	14	4,715	4,729
Construction	-	563	563	-	434	434
Consumer	-	464	464	-	262	262
Other commercial loans	15	1,158	1,173	34	989	1,023
Other agricultural loans	-	446	446	-	558	558
State and political subdivision loans	-	323	323	-	281	281
Unallocated	-	(114)	(114)	-	771	771
Total	$129	$17,441	$17,570	$121	$17,183	$17,304

The following tables roll forward the balance of the ALLL by portfolio segment for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	For the three months ended June 30, 2022
	Balance at March 31, 2022	Charge-offs	Recoveries	Provision	Balance at June 30, 2022
Real estate loans:
Residential	$1,070	$-	$-	$(55)	$1,015
Commercial	8,394	-	-	822	9,216
Agricultural	4,516	-	-	(32)	4,484
Construction	497	-	-	66	563
Consumer	210	(12)	5	261	464
Other commercial loans	1,380	(434)	5	222	1,173
Other agricultural loans	551	-	-	(105)	446
State and political subdivision loans	285	-	-	38	323
Unallocated	653	-	-	(767)	(114)
Total	$17,556	$(446)	$10	$450	$17,570

	For the three months ended June 30, 2021
	Balance at March 31, 2021	Charge-offs	Recoveries	Provision	Balance at June 30, 2021
Real estate loans:
Residential	$1,167	$-	$-	$7	$1,174
Commercial	6,683	-	-	423	7,106
Agricultural	4,917	-	-	(211)	4,706
Construction	151	-	-	345	496
Consumer	237	(5)	6	(153)	85
Other commercial loans	1,504	(133)	3	(46)	1,328
Other agricultural loans	789	-	-	(206)	583
State and political subdivision loans	470	-	-	(66)	404
Unallocated	642	-	-	407	1,049
Total	$16,560	$(138)	$9	$500	$16,931

Index
	For the six months ended June 30, 2022
	Balance at December 31, 2021	Charge-offs	Recoveries	Provision	Balance at June 30, 2022
Real estate loans:
Residential	$1,147	$-	$-	$(132)	$1,015
Commercial	8,099	-	-	1,117	9,216
Agricultural	4,729	-	-	(245)	4,484
Construction	434	-	-	129	563
Consumer	262	(17)	10	209	464
Other commercial loans	1,023	(434)	7	577	1,173
Other agricultural loans	558	-	-	(112)	446
State and political subdivision loans	281	-	-	42	323
Unallocated	771	-	-	(885)	(114)
Total	$17,304	$(451)	$17	$700	$17,570
	For the six months ended June 30, 2021
	Balance at December 31, 2020	Charge-offs	Recoveries	Provision	Balance at June 30, 2021
Real estate loans:
Residential	$1,174	$-	$-	$-	$1,174
Commercial	6,216	-	89	801	7,106
Agricultural	4,953	-	-	(247)	4,706
Construction	122	-	-	374	496
Consumer	321	(9)	12	(239)	85
Other commercial loans	1,226	(133)	7	228	1,328
Other agricultural loans	864	-	-	(281)	583
State and political subdivision loans	479	-	-	(75)	404
Unallocated	460	-	-	589	1,049
Total	$15,815	$(142)	$108	$1,150	$16,931

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

Index
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

For the three and six months ended June 30, 2022, the qualitative factors for general economic conditions and unemployment were reduced for all loan categories due to a return to a more normalized activity level since the Covid-19 pandemic began during which the factors were increased. The change in these factors explains the negative provision for residential and agricultural real estate loans. The provision for commercial real estate, construction, and state and political loans was driven by loan growth in these pools. The provision for other commercial loans was driven by an increase in the historical loss factor due to losses in 2022. The negative provision for other agricultural loans was due to a decrease in the loan balances during 2022.

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

Index
Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2022 and December 31, 2021, included within other assets are $972,000 and $1,180,000, respectively, of foreclosed assets. As of June 30, 2022, included within the foreclosed assets are $344,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2022, the Company had initiated formal foreclosure proceedings on $170,000 of consumer residential mortgages, which had not yet been transferred into foreclosed assets. In accordance with various state regulations, foreclosure actions have been suspended into the fourth quarter.
Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,561	$(1,486)	$1,075	$2,499	$(1,326)	$1,173
Core deposit intangibles	1,943	(1,569)	374	1,943	(1,489)	454
Total amortized intangible assets	$4,504	$(3,055)	$1,449	$4,442	$(2,815)	$1,627
Unamortized intangible assets:
Goodwill	$31,376			$31,376

(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). We based our projections of amortization expense shown below on existing asset balances at June 30, 2022. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended June 30, 2022 (actual)	$78	$40	$118
Six months ended June 30, 2022 (actual)	160	80	240
Three months ended June 30, 2021 (actual)	67	49	116
Six months ended June 30, 2021 (actual)	139	98	237
Estimate for year ending December 31,
Remaining 2022	151	76	227
2023	256	121	377
2024	202	86	288
2025	155	50	205
2026	114	17	131
Thereafter	197	24	221
Total	$1,075	$374	$1,449

Note 7 – Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2021 Annual Report on Form 10-K.

Index
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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$100	$115	$178	$225
Interest cost	79	78	138	160
Expected return on plan assets	(264)	(252)	(467)	(504)
Net amortization and deferral	12	82	48	173
Net periodic benefit cost	$(73)	$23	$(103)	$54

The Bank does not expect to contribute to the Pension Plan during 2022.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of June 30, 2022, 116,898 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three and six months ended June 30, 2022:

	Three months		Six months
	Unvested Shares	Weighted Average Market Price	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	6,932	$58.57	6,954	$58.51
Granted	2,414	67.85	2,493	67.69
Forfeited	-	-	(40)	58.01
Vested	(2,378)	(57.97)	(2,439)	(57.96)
Outstanding, end of period	6,968	$61.99	6,968	$61.99

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $142,000 and $160,000 for the six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, compensation expense totaled $65,000 and $76,000, respectively. At June 30, 2022, the total compensation cost related to nonvested awards that had not yet been recognized was $432,000, which is expected to be recognized over the next three years.

Index
Note 8 – Accumulated Comprehensive (Loss) Income

The following tables present the changes in accumulated other comprehensive income by component, net of tax, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30, 2022
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2021	$304	$(1,968)	$1,509	$(155)
Other comprehensive income (loss) before reclassifications (net of tax)	(29,232)	-	2,741	(26,491)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	38	49	87
Net current period other comprehensive income (loss)	(29,232)	38	2,790	(26,404)
Balance as of June 30, 2022	$(28,928)	$(1,930)	$4,299	$(26,559)

	Six months ended June 30, 2021
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2020	$6,058	$(3,462)	$(9)	$2,587
Other comprehensive income (loss) before reclassifications (net of tax)	(2,096)	-	968	(1,128)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(39)	136	54	151
Net current period other comprehensive income (loss)	(2,135)	136	1,022	(977)
Balance as of June 30, 2021	$3,923	$(3,326)	$1,013	$1,610

	Three months ended June 30, 2022
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of March 31, 2022	$(16,276)	$(1,940)	$3,451	$(14,765)
Other comprehensive income (loss) before reclassifications (net of tax)	(12,652)	-	831	(11,821)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	10	17	27
Net current period other comprehensive income (loss)	(12,652)	10	848	(11,794)
Balance as of June 30, 2022	$(28,928)	$(1,930)	$4,299	$(26,559)

	Three months ended June 30, 2021
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of March 31, 2021	$2,784	$(3,390)	$1,608	$1,002
Other comprehensive income (loss) before reclassifications (net of tax)	1,139	-	(622)	517
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	64	27	91
Net current period other comprehensive income (loss)	1,139	64	(595)	608
Balance as of June 30, 2021	$3,923	$(3,326)	$1,013	$1,610

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended June 30,
	2022	2021
Unrealized gains and losses on available for sale securities
	$-	$-	Available for sale securities gains, net
	-	-	Provision for income taxes
	$-	$-	Net of tax
Defined benefit pension items
	$(12)	$(82)	Other expenses
	2	18	Provision for income taxes
	$(10)	$(64)	Net of tax

Unrealized gain (loss) on interest rate swap	$(21)	$(34)	Interest expense
	4	7	Provision for income taxes
	$(17)	$(27)	Net of tax

Total reclassifications	$(27)	$(91)

Six Months Ended June 30,
	2022	2021
Unrealized gains and losses on available for sale securities
	$-	$50	Available for sale securities gains, net
	-	(11)	Provision for income taxes
	$-	$39	Net of tax
Defined benefit pension items
	$(48)	$(173)	Other expenses
	10	37	Provision for income taxes
	$(38)	$(136)	Net of tax

Unrealized gain (loss) on interest rate swap	$(62)	$(68)	Interest expense
	13	14	Provision for income taxes
	$(49)	$(54)	Net of tax

Total reclassifications	$(87)	$(151)

(a) Amounts in parentheses indicate expenses and other amounts indicate income on the Consolidated Statement of Income

Index
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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2022	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$2,309	$-	$-	$2,309
Available for sale securities:
U.S. Agency securities	-	80,607	-	80,607
U.S. Treasury securities	153,430	-	-	153,430
Obligations of state and political subdivisions	-	113,371	-	113,371
Corporate obligations	-	9,769	-	9,769
Mortgage-backed securities in government sponsored entities	-	105,706	-	105,706
Other Assets
Derivative instruments	-	14,639	-	14,639
Liabilities
Derivative instruments	-	(9,197)	-	(9,197)

Index
December 31, 2021	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$2,270	$-	$-	$2,270
Available for sale securities:
U.S. Agency securities	-	73,945	-	73,945
U.S. Treasuries securities	115,347	-	-	115,347
Obligations of state and political subdivisions	-	112,021	-	112,021
Corporate obligations	-	10,333	-	10,333
Mortgage-backed securities in government sponsored entities	-	100,756	-	100,756
Other Assets
Derivative instruments	-	4,011	-	4,011
Liabilities
Derivative instruments	-	(2,101)	-	(2,101)

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021 are included in the table below (in thousands):

June 30, 2022	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$483	$483
Other real estate owned	-	-	623	623

December 31, 2021	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$459	$459
Other real estate owned	-	-	552	552

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $52,000 and $47,000 at June 30, 2022 and December 31, 2021, respectively.

Index
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

Quantitative Information about Level III Fair Value Measurements
June 30, 2022	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$483	Appraised Collateral Values	Discount for time since appraisal	0-50%	24.68%
			Selling costs	8%-10%	8.63%
			Holding period	0 - 12 months	11.57 months

Other real estate owned	623	Appraised Collateral Values	Discount for time since appraisal	20-47%	35.62%

December 31, 2021	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	459	Appraised Collateral Values	Discount for time since appraisal	0-100%	23.38%
			Selling costs	8%-10%	8.27%
			Holding period	6 - 12 months	11.52 months

Other real estate owned	552	Appraised Collateral Values	Discount for time since appraisal	20-44%	41.76%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

June 30, 2022	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$8,048	$8,048	$-	$-	$8,048
Loans held for sale	1,205	1,205	-	-	1,205
Net loans	1,577,806	1,581,352	-	-	1,581,352

Financial liabilities:
Deposits	1,878,711	1,869,635	1,582,139	-	287,496
Borrowed funds	110,540	105,236	-	-	105,236

December 31, 2021	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$11,026	$11,026	$-	$-	$11,026
Loans held for sale	4,554	4,554	-	-	4,554
Net loans	1,424,229	1,426,698	-	-	1,426,698

Financial liabilities:
Deposits	1,836,151	1,836,179	1,506,535	-	329,644
Borrowed funds	73,977	72,346	-	-	72,346

The carrying amounts for cash and due from banks, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

Index
Note 10 – Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as part of its project on financial instruments. Subsequently, this ASU was amended when the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments—Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842),” ASU 2020-03, “Codification Improvements to Financial Instruments” and ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures” (collectively, ASC 326).  ASC 326 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  It also modifies the measurement principles for modifications of loans to borrowers experiencing financial difficulty, including how the allowance for credit losses is measured for such loans. The Company expects to adopt the new standard effective January 1, 2023.

The amendments of ASC 326, upon adoption, will be applied on a modified retrospective basis, with the cumulative effect of adopting the new standard being recorded as an adjustment to opening retained earnings in the period of adoption. The Company has established a working group to prepare for and implement changes related to ASC 326 and has gathered historical loan loss data for purposes of evaluating appropriate portfolio segmentation and modeling methods under the standard.  The Company has performed procedures to validate the historical loan loss data to ensure its suitability and reliability for purposes of developing an estimate of expected credit losses under ASC 326. The Company has engaged a vendor to assist in modeling expected lifetime losses under ASC 326. The Company expects to utilize primarily discounted cash flow methods for estimating the allowance for credit losses on loans, and is reviewing the policies and procedures to be utilized for developing that estimate. The Company is still evaluating the impact of the standard on its process for measuring impairment of available for sale securities. The adoption of ASC 326 will result in significant changes to the Company’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in total equity and regulatory capital of the Bank, differences in the timing of recognizing changes to the allowance for credit losses and expanded disclosures about the allowance for credit losses, charge-offs and recoveries of loans, and certain loan modifications. The Company has not yet determined an estimate of the effect of these changes, which will be determined based on the facts and circumstances at the time of adoption. The adoption of the standard will also result in significant changes in the Company’s internal control over financial reporting related to the allowance for credit losses.

Index
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

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

Index
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.”  This amendment clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security.  It also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted. The amendments will be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently evaluating the effect that ASU 2022-03 may have on its consolidated financial statements. This Update is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Index
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

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 33 banking facilities, 31 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Fivepointville, State College, Kennett Square and two branches near the city of Lebanon, Pennsylvania. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. In Delaware, we have two branches in Wilmington and one in Dover. We have received approval to open branches in Ephrata, Pennsylvania and Greenville, Delaware, both of which we expect to open in the second half of 2022.

Index
Covid-19 Pandemic Response and Loan Profile

In response to the Covid-19 pandemic, the Company maintained a payment relief program that included the following:
•	Interest only payment options for consumers and businesses for 60-90 days.
•	Deferral of principal payments for consumers and businesses in certain industries for 60-120 days

During 2022, we have not modified any loans under this program. Additionally, in accordance with government regulations, we have paused certain foreclosure actions in accordance with state mandates. We also continued to participate in the in the Paycheck Protection Program for loans provided under the auspices of the Small Business Administration (SBA). As of June 30, 2022, all loans issued through this program had either been forgiven or repaid.

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

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of June 30, 2022 and December 31, 2021, the Trust Department had $143.0 million and $154.8 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives decreased from $282.1 million at December 31, 2021 to $269.7 million at June 30, 2022. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $13,641,000 for the first six months of 2022 compared to $15,110,000 for last year’s comparable period, a decrease of $1,469,000, or 9.7%. Basic earnings per share for the first six months of 2022 were $3.43, compared to $3.79 for last year’s comparable period, representing a 9.5% decrease.  Annualized return on assets and return on equity for the six months of 2022 were 1.25% and 12.48%, respectively, compared with 1.54% and 15.19% for last year’s comparable period.

Net income for the three months ended June 30, 2022 was $6,901,000 compared to $6,647,000 in the comparable 2021 period, an increase of $254,000 or 3.8%. Basic earnings per share for the three months ended June 30, 2022 were $1.74, compared to $1.67 for last year’s comparable period, representing a 4.1% increase. Annualized return on assets and return on equity for the quarter ended June 30, 2022 was 1.25% and 12.49%, respectively, compared with 1.32% and 13.19% for the same 2021 period.

Index
Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first six months of 2022 was $33,991,000, an increase of $1,338,000, or 4.1%, compared to the same period in 2021.  For the first six months of 2022 the provision for loan losses was $700,000, a decrease of $450,000 over the comparable period in 2021. Consequently, net interest income after the provision for loan losses was $33,291,000 in the first six months of 2022 compared to $31,503,000 during the first six months of 2021.

For the three months ended June 30, 2022, net interest income was $17,729,000 compared to $16,212,000, an increase of $1,517,000, or 9.4% over the comparable period in 2021. The provision for loan losses in the second quarter was $450,000 compared to $500,000 for last year’s second quarter.  Consequently, net interest income after the provision for loan losses was $17,279,000 for the quarter ended June 30, 2022 compared to $15,712,000 in 2021.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and six months ended June 30, 2022 and 2021 on a tax equivalent basis (dollars in thousands):

Index
	Analysis of Average Balances and Interest Rates Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	91,687	137	0.30	108,196	46	0.09
Total short-term investments	91,687	137	0.30	108,196	46	0.09
Interest bearing time deposits at banks	10,389	135	2.62	13,371	171	2.58
Investment securities:
Taxable	359,189	2,710	1.51	225,103	1,998	1.78
Tax-exempt (3)	118,613	1,519	2.56	101,746	1,381	2.71
Total investment securities	477,802	4,229	1.77	326,849	3,379	2.07
Loans (2)(3)(4):
Residential mortgage loans	202,095	4,712	4.70	203,235	5,047	5.01
Construction	65,626	1,327	4.08	44,595	931	4.21
Commercial Loans	793,313	18,076	4.59	726,077	17,938	4.98
Agricultural Loans	348,479	7,455	4.31	355,094	7,593	4.31
Loans to state & political subdivisions	52,489	824	3.17	57,698	1,068	3.73
Other loans	30,568	796	5.25	26,083	682	5.27
Loans, net of discount	1,492,570	33,190	4.48	1,412,782	33,259	4.75
Total interest-earning assets	2,072,448	37,691	3.67	1,861,198	36,855	3.99
Cash and due from banks	6,600			6,569
Bank premises and equipment	17,078			17,188
Other assets	81,077			78,055
Total non-interest earning assets	104,755			101,812
Total assets	2,177,203			1,963,010
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	516,129	717	0.28	442,328	703	0.32
Savings accounts	321,436	154	0.10	278,848	175	0.13
Money market accounts	347,403	523	0.30	243,221	339	0.28
Certificates of deposit	314,494	1,237	0.79	367,971	1,906	1.04
Total interest-bearing deposits	1,499,462	2,631	0.35	1,332,368	3,123	0.47
Other borrowed funds	73,651	600	1.64	90,721	594	1.32
Total interest-bearing liabilities	1,573,113	3,231	0.41	1,423,089	3,717	0.53
Demand deposits	366,046			323,229
Other liabilities	19,360			17,775
Total non-interest-bearing liabilities	385,406			341,004
Stockholders' equity	218,684			198,917
Total liabilities & stockholders' equity	2,177,203			1,963,010
Net interest income		34,460			33,138
Net interest spread (5)			3.26%			3.46%
Net interest income as a percentage of average interest-earning assets			3.35%			3.59%
Ratio of interest-earning assets to interest-bearing liabilities			132%			131%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
	Analysis of Average Balances and Interest Rates Three Months Ended
	June 30, 2022			June 30, 2021
	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	59,943	91	0.61	121,319	28	0.09
Total short-term investments	59,943	91	0.61	121,319	28	0.09
Interest bearing time deposits at banks	9,827	65	2.65	13,016	83	2.59
Investment securities:
Taxable	379,060	1,514	1.60	249,444	1,047	1.68
Tax-exempt (3)	122,167	782	2.56	103,055	693	2.69
Total investment securities	501,227	2,296	1.83	352,499	1,740	1.97
Loans (2)(3)(4):
Residential mortgage loans	203,338	2,381	4.70	202,537	2,494	4.94
Construction	69,689	721	4.15	50,807	521	4.11
Commercial Loans	818,517	9,494	4.65	738,136	8,875	4.82
Agricultural Loans	346,199	3,706	4.29	351,660	3,763	4.29
Loans to state & political subdivisions	57,933	457	3.16	52,934	470	3.56
Other loans	33,907	446	5.28	25,567	335	5.26
Loans, net of discount	1,529,583	17,205	4.51	1,421,641	16,458	4.64
Total interest-earning assets	2,100,580	19,657	3.75	1,908,475	18,309	3.85
Cash and due from banks	6,805			6,757
Bank premises and equipment	17,179			17,371
Other assets	83,164			75,575
Total non-interest earning assets	107,148			99,703
Total assets	2,207,728			2,008,178
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW a ccounts	530,596	398	0.30	462,299	383	0.33
Savings accounts	325,649	80	0.10	289,328	85	0.12
Money market accounts	348,718	300	0.35	247,606	164	0.27
Certificates of deposit	306,213	578	0.76	355,292	893	1.01
Total interest-bearing deposits	1,511,176	1,356	0.36	1,354,525	1,525	0.45
Other borrowed funds	78,948	322	1.64	95,166	338	1.42
Total interest-bearing liabilities	1,590,124	1,678	0.42	1,449,691	1,863	0.52
Demand deposits	375,542			339,896
Other liabilities	21,134			16,977
Total non-interest-bearing liabilities	396,676			356,873
Stockholders' equity	220,928			201,614
Total liabilities & stockholders' equity	2,207,728			2,008,178
Net interest income		17,979			16,446
Net interest spread (5)			3.33%			3.33%
Net interest income as a percentage of average interest-earning assets			3.43%			3.46
						%
Ratio of interest-earning assets to interest-bearing liabilities			132%			132%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three and six months ended June  30, 2022 and 2021.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$2,287	$1,705	$4,182	$3,306
Tax equivalent adjustment	165	146	319	290
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$2,452	$1,851	$4,501	$3,596

Interest and fees on loans (non-tax adjusted)	$17,120	$16,370	$33,040	$33,064
Tax equivalent adjustment	85	88	150	195
Interest and fees on loans (tax equivalent basis)	$17,205	$16,458	$33,190	$33,259

Total interest income	$19,407	$18,075	$37,222	$36,370
Total interest expense	1,678	1,863	3,231	3,717
Net interest income	17,729	16,212	33,991	32,653
Total tax equivalent adjustment	250	234	469	485
Net interest income (tax equivalent basis)	$17,979	$16,446	$34,460	$33,138

Index
The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2022 vs 2021 (1)			Six months ended June 30, 2022 vs 2021 (1)
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(6)	$69	$63	$(6)	$97	$91
Interest bearing time deposits at banks	(20)	2	(18)	(39)	3	(36)
Investment securities:
Taxable	515	(48)	467	953	(241)	712
Tax-exempt	120	(31)	89	209	(71)	138
Total investments	635	(79)	556	1,162	(312)	850
Loans:
Residential mortgage loans	10	(123)	(113)	(28)	(307)	(335)
Construction	195	5	200	424	(28)	396
Commercial Loans	916	(297)	619	860	(722)	138
Agricultural Loans	(58)	1	(57)	(141)	3	(138)
Loans to state & political subdivisions	72	(85)	(13)	(91)	(153)	(244)
Other loans	110	1	111	117	(3)	114
Total loans, net of discount	1,245	(498)	747	1,141	(1,210)	(69)
Total Interest Income	1,854	(506)	1,348	2,258	(1,422)	836
Interest Expense:
Interest-bearing deposits:
NOW accounts	42	(27)	15	57	(43)	14
Savings accounts	16	(21)	(5)	39	(60)	(21)
Money Market accounts	78	58	136	155	29	184
Certificates of deposit	(112)	(203)	(315)	(252)	(417)	(669)
Total interest-bearing deposits	24	(193)	(169)	(1)	(491)	(492)
Other borrowed funds	(123)	107	(16)	(22)	28	6
Total interest expense	(99)	(86)	(185)	(23)	(463)	(486)
Net interest income	$1,953	$(420)	$1,533	$2,281	$(959)	$1,322

(1)
The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $33,138,000 for the six month period ended June 30, 2021 to $34,460,000 for the six month period ended June 30, 2022, an increase of $1,322,000. The increase would have been greater if not for PPP loan amortization in 2021, which was $902,000 greater than 2022. The tax equivalent net interest margin decreased from 3.59% for the first six months of 2021 to 3.35% for the comparable period in 2022. The decrease is primarily caused by the decrease in the yield of interest-earning assets due to the low market interest rate environment in response to the pandemic as well as the decrease in the amortization of PPP loan fees.

Total tax equivalent interest income for the 2022 six month period increased $836,000 as compared to the 2021 six month period. This increase was a result of an increase of $2,258,000 due to a change in volume as average interest-bearing assets increased $211.3 million. As a result of the low rate interest environment, the yield on average interest earning assets decreased 32 basis point from 3.99% to 3.67% resulting in a decrease interest income of $1,422,000.

Tax equivalent investment income for the six months ended June 30, 2022 increased $850,000 over the same period last year. The primary cause of the increase in the average balance of investment securities of $151.0 million.

Index
•
The average balance of taxable securities increased $134.1 million due to purchases made as a result of substantial deposit growth, which resulted in an increase in investment income of $953,000. The yield on taxable securities decreased 27 basis points from 1.78% to 1.51% as a result of purchases made in a lower rate environment in 2021. This resulted in a decrease in investment income of $241,000.

•
The average balance of tax-exempt securities increased by $16.9 million, which resulted in an increase in investment income of $209,000. The yield on tax-exempt securities decreased 15 basis points from 2.71% to 2.56%, which corresponds to a decrease in interest income of $71,000. The yield decrease was attributable to higher yielding securities being called and maturing and being replaced by securities that were purchased in a lower rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income decreased $69,000 for the six months ended June 30, 2022 compared to the same period last year, as a result of a decrease in amortization of fees on PPP loans.

•
Interest income on residential mortgage loans decreased $335,000. The change due to rate was a decrease of $307,000 as the average yield on residential mortgages decreased from 5.01% to 4.70% as a result of the lower rate environment due to the COVID-19 pandemic that occurred during 2021.

•	The average balance of construction loans increased $21.0 million as a result of projects in our Delaware market. This resulted in an increase of $424,000 on total interest income due to volume.
•
The average balance of commercial loans increased $67.2 million from a year ago. The growth was primarily attributable to growth in Delaware. This had a positive impact of $860,000 on total interest income due to volume. The yield decreased 39 basis points to 4.59% due to the lower rate environment caused by the pandemic, as well as, the reduced amortization income on PPP loans and competition for loan growth, which decreased loan interest income $722,000.

•
Interest income on agricultural loans decreased $138,000 from 2021 to 2022. The decrease in the average balance of agricultural loans of $6.6 million resulted in a decrease in interest income due to volume of $141,000.

•
The average balance of state and political subdivision loans decreased $5.2 million from a year ago as a result of pay-offs during 2021. This resulted in a decrease of $91,000 on total interest income due to volume. The yield decreased 56 basis points to 3.17% due to the lower rate environment caused by the pandemic

•	The average balance of other loans increased $4.5 million as a result of outstanding student loans. This resulted in an increase of $117,000 on total interest income due to volume.

Total interest expense decreased $486,000 for the six months ended June 30, 2022 compared with the comparative period last year as a result of a decrease in the cost of interest-bearing liabilities. Interest expense decreased $463,000 due to rate as a result of a decrease in the average rate paid on interest-bearing liabilities from 0.53% to 0.41%. The decrease was driven by the Federal Reserve interest rate cuts in the first quarter of 2020, which remained in place until March of 2022.

•
The average balance of interest bearing deposits increased $167.1 million from June 30, 2021 to June 30, 2022. The primary cause of the increase was general deposit growth across all markets, a portion of which was funded through government stimulus in response to the pandemic and growth in municipal deposits through new customers and expansion of existing relationships. We experienced increases of $73.8 million in NOW accounts, $42.6 million in savings accounts and $104.2 million in money market accounts. The cumulative effect of these volume changes was an increase in interest expense of $251,000. Certificates of deposits decreased $57.9 million due to the low rate environment, which resulted in a decrease in interest expense due to volume of $252,000 related to certificates of deposits.  (see also “Financial Condition – Deposits”). The average rate paid on interest bearing deposits was 0.35% for the first six months of 2022 and 0.47% for the comparable period in 2021. This resulted in a decrease in interest expense of $491,000. The decrease was due to the Federal Reserve cutting interest rates during the first quarter of 2020, which remained there throughout 2021 the first part of 2022.

Index
•
The average balance of other borrowed funds decreased $17.1 million from a year ago due to maturities in 2021 and 2022 some of which were not replaced due to the liquidity obtained from deposit growth in 2021 and 2022. This resulted in a decrease in interest expense of $22,000. There was an increase in the average rate paid on other borrowed funds from 1.32% to 1.64% due to the issuance of subordinated debt in the second quarter of 2021 resulting in an increase in interest expense of $28,000.

Tax equivalent net interest income for the three months ended June 30, 2022 was $17,979,000 which compares to $16,446,000 for the same period last year.  This represents an increase of $1,533,000 and was primarily caused by an increase in the volume of interest earning assets.

Total tax equivalent interest income was $19,657,000 for the three month period ended June 30, 2022, compared to $18,309,000 for the comparable period last year, an increase of $1,348,000. The increase was driven by the increase in average interest-earning assets of $192.1 million. This corresponds to an increase in interest income of $1,854,000. Offsetting the increase caused by volume was a decrease of $506,000 due to rate as the yield on average interest earning assets decreased 10 basis point from 3.85% to 3.75%.

•
Total investment income increased by $556,000 compared to same period last year.  The primary cause of the increase was the increase in the average balance of investments of $148.7 million due to purchases made as a result of deposit growth, which corresponds to an increase in investment of $635,000. Yields on investments decreased 0.14% to 1.83%, which corresponds to a decrease of $79,000 in interest income. The decrease in yield is due to investments purchased in a lower rate environment during 2020 and 2021.

•
Total loan interest income increased $747,000 compared to the same period last year, with the change due to an increase in the average balance of outstanding loans of $107.9 million, primarily in Delaware, which corresponds to an increase of $1,245,000.  The yield on loans decreased 13 basis points to 4.51% due to the lower rate environment caused by the pandemic, as well as, the reduced amortization income on PPP loans, which decreased loan interest income $498,000.

Total interest expense decreased $185,000 for the three months June 30, 2022 compared with last year as a result of the average rate on interest-bearing liabilities decreasing 10 basis points from 0.52% to 0.42%, which decreased interest expense $86,000 and a decrease due to volume of $99,000 due to lower certificate and borrowing balances.
•
The average balance of interest bearing deposits increased $156.7 million for the three month period ended June 30, 2022, as a result organic growth across all market areas. Due to a decrease in the average balance of certificates of deposit of $49.1 million, the changes due to volume for deposits was an increase of only $24,000. The rate paid on interest bearing deposits was 0.36% for the three months ended June 30, 2022 and 0.45% for the comparable period in 2021. This results in a decrease in interest expense of $193,000.

•
The average balance of other borrowed funds decreased $16.2 million from a year ago due to maturities in 2021 and 2022 some of which were not replaced due to the liquidity obtained from deposit growth. This resulted in a decrease in interest expense of $123,000. There was an increase in the average rate on other borrowed funds from 1.42% to 1.64% as a result of issuing the subordinated notes at 4.0% resulting in an increase in interest expense of $107,000.

Index
Provision for Loan Losses

For the six month period ended June 30, 2022, we recorded a provision for loan losses of $700,000, which represents a decrease of $450,000 from the $1,150,000 provision recorded in the corresponding six months of last year. The provision was lower in 2022 due the improved economic outlook compared to 2021 that was impacted more by the Covid-19 pandemic, which offset the impact of the loan growth that occurred in 2022. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ended June 30, 2022, we recorded a provision of $450,000 compared to $500,000 in 2021 with the decrease being a result of the improved economic outlook compared to 2021 that was heavily impacted by the Covid 19 pandemic.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six months ended June 30,		Change
	2022	2021	Amount	%
Service charges	$2,572	$2,269	$303	13.4
Trust	433	492	(59)	(12.0)
Brokerage and insurance	982	782	200	25.6
Gains on loans sold	146	814	(668)	(82.1)
Equity security (losses) gains, net	(179)	216	(395)	(182.9)
Available for sale security gains, net	-	50	(50)	(100.0)
Earnings on bank owned life insurance	419	1,478	(1,059)	(71.7)
Other	362	840	(478)	(56.9)
Total	$4,735	$6,941	$(2,206)	(31.8)

	Three months ended June 30,		Change
	2022	2021	Amount	%
Service charges	$1,324	$1,163	$161	13.8
Trust	184	185	(1)	(0.5)
Brokerage and insurance	501	406	95	23.4
Gains on loans sold	41	311	(270)	(86.8)
Equity security gains, net	(134)	29	(163)	(562.1)
Earnings on bank owned life insurance	212	163	49	30.1
Other	176	449	(273)	(60.8)
Total	$2,304	$2,706	$(402)	(14.9)

Non-interest income for the six months ended June 30, 2022 totaled $4,735,000, a decrease of $2,206,000 when compared to the same period in 2021.  During the first six   months of 2022, net equity security losses amounted to $179,000 as a result of market losses associated with general stock market losses compared with a $216,000 gain in the comparable 2021 period associated with market conditions for that period. There were no sales of available during the first six months of 2022. During the first six months of 2021, there were $50,000 of gains from the sale of available for sale securities.

The decrease in Trust revenues is due to lower estate settlement fees in 2022 compared to 2021. The decrease in earnings on bank owned life insurance is due to two former employees of the Company passing during the first quarter of 2021, which generated a death benefit payable to the Company of $1,155,000. The increase in service charges is due to increased customer account usage of their debit cards and NSF fees. The decrease in other income is due to fees on derivative transactions to certain customers, which generated fee income of $494,000 in 2021. The decrease in gains on loans sold is attributable to a reduced level of loan sales as rates on the secondary market have increased, which has resulted in a significant decrease in refinancings of mortgages.

Index
For the three month period ended June 30, 2022, the changes experienced from the prior year related gains on loans sold, other income and service charges correspond to the changes experienced for the six month period.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six months ended June 30,		Change
	2022	2021	Amount	%
Salaries and employee benefits	$14,030	$12,744	$1,286	10.1
Occupancy	1,548	1,494	54	3.6
Furniture and equipment	295	284	11	3.9
Professional fees	733	843	(110)	(13.0)
FDIC insurance	280	258	22	8.5
Pennsylvania shares tax	678	517	161	31.1
Amortization of intangibles	80	98	(18)	(18.4)
Software expenses	699	667	32	4.8
ORE expenses	(247)	253	(500)	(197.6)
Other	3,335	3,109	226	7.3
Total	$21,431	$20,267	$1,164	5.7

	Three months ended June 30,		Change
	2022	2021	Amount	%
Salaries and employee benefits	$7,117	$6,481	$636	9.8
Occupancy	754	711	43	6.0
Furniture and equipment	166	141	25	17.7
Professional fees	394	395	(1)	(0.3)
FDIC insurance	145	129	16	12.4
Pennsylvania shares tax	339	178	161	90.4
Amortization of intangibles	40	49	(9)	(18.4)
Software expenses	358	354	4	1.1
ORE expenses (recovery)	120	167	(47)	(28.1)
Other	1,767	1,715	52	3.0
Total	$11,200	$10,320	$880	8.5

Non-interest expenses increased $1,164,000 for the six months ended June 30, 2022 compared to the same period in 2021. Salaries and employee benefits increased $1,286,000 or 10.1%. The increase was due to merit increases effective at the beginning of 2022, additional full time equivalent employees (FTE) of 12.3, which is an increase of 4.15%, primarily in the Delaware market and an increase in deferred compensation costs due to a reversal of deferred compensation that occurred in 2021 as a result of a former executive passing.

The decrease in professional fees was due to lower legal fees in 2022 compared to the 2021 period. The decrease in ORE expenses was due to the sales of OREO properties in 2022 for a gain of $491,000. The increase in other expenses is additional marketing expenses, primarily in the Delaware market, charge-offs associated with fraudulent customer account activity and data processing costs.

For the three months ended, June 30, 2022, non-interest expenses increased $880,000 when compared to the same period in 2021. The changes in salaries and employee benefits correspond to the changes for the six month period related to merit increases and additional FTEs.

Index
Provision for Income Taxes

The provision for income taxes was $2,954,000 for the six month period ended June 30, 2022 compared to $3,067,000 for the same period in 2021. The decrease is primarily attributable to the decrease in income before the provision for income taxes of $1,582,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 17.8% and 16.9% for the first six months of 2022 and 2021, respectively, compared to the statutory rate of 21%. The increase in the effective tax rate is due to life insurance earnings being exempt from federal income taxes.

For the three months ended June 30, 2022, the provision for income taxes was $1,482,000 compared to $1,451,000 for the same period in 2021. The increase is attributable to the increase in income before the provision for income taxes of $285,000 for the comparable periods. Our effective tax rate was 17.7% and 17.9% for the three months ended June 30, 2022 and 2021, respectively.

We are invested in six limited partnerships that have established low-income housing projects in our market areas with our most recent investment in the second quarter of 2022. We anticipate recognizing an aggregate of $4.7 million of tax credits over the next 10 years, with an additional $70,000 anticipated to be recognized during 2022.

Financial Condition

Total assets were $2.21 billion at June 30, 2022, an increase of $69.0 million from $2.14 billion at December 31, 2021, due primarily to loan growth that was funded by deposit growth and additional borrowings. Cash and cash equivalents decreased $152.2 million to $20.7 million. Available for sale securities increased $50.5 million and net loans increased $153.6 million to $1.58 billion at June 30, 2022. Total deposits increased $42.6 million to $1.88 billion since year-end 2021, while borrowed funds increased $36.6 million to $110.5 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $20.7 million at June 30, 2022 compared to $172.8 million at December 31, 2021, a decrease of $152.1 million. The decrease was attributable to investment purchases and organic loan growth. Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$80,607	17.3	$73,945	17.8
U. S. Treasury notes	153,430	33.0	115,347	27.8
Obligations of state & political subdivisions	113,371	24.4	112,021	27.0
Corporate obligations	9,769	2.1	10,333	2.5
Mortgage-backed securities in government sponsored entities	105,706	22.7	100,756	24.3
Equity securities	2,309	0.5	2,270	0.6
Total	$465,192	100.0	$414,672	100.0

Index
	June 30, 2022/ December 31, 2021 Change
	Amount	%
Debt securities:
U. S. Agency securities	$6,662	9.0
U. S. Treasury notes	38,083	33.0
Obligations of state & political subdivisions	1,350	1.2
Corporate obligations	(564)	(5.5)
Mortgage-backed securities in government sponsored entities	4,950	4.9
Equity securities	39	1.7
Total	$50,520	12.2

Our investment portfolio increased by $50.5 million, or 12.2%, from December 31, 2021 to June 30, 2022. During 2022, we purchased $13.0 million of U.S. agency obligations, $53.8 million of U.S. treasury securities, $16.8 million state and political securities, $26.2 million of mortgage backed securities and $218,000 of equity securities, which was offset by $11.7 million of principal repayments and $9.6 million of calls and maturities that occurred during the first six months of 2022. As a result of increases in market interest rates, the unrealized loss on available for sale investment portfolio increased $37.0 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ended June 30, 2022 yielded 1.77%, compared to 2.07% in the comparable period in 2021, on a tax equivalent basis.

The investment strategy for 2022 has been to utilize excess cash, cashflows from the investment portfolio and deposit inflows to purchase U.S. treasury securities, due to a limited spread between US treasuries and agencies, mortgage backed securities issued by government sponsored entities and obligations of state and political securities. The increase in the investment portfolio was in response to the deposit inflows that occurred in 2021 and the first six months of 2022. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Real estate:
Residential	$203,323	12.7	$201,097	14.0
Commercial	798,528	50.1	687,338	47.7
Agricultural	313,700	19.7	312,011	21.6
Construction	71,414	4.5	55,036	3.8
Consumer	50,319	3.2	25,858	1.8
Other commercial loans	65,772	4.1	74,585	5.2
Other agricultural loans	32,870	2.1	39,852	2.8
State & political subdivision loans	59,450	3.6	45,756	3.1
Total loans	1,595,376	100.0	1,441,533	100.0
Less allowance for loan losses	17,570		17,304
Net loans	$1,577,806		$1,424,229

Index
	June 30, 2022/ December 31, 2021 Change
	Amount	%
Real estate:
Residential	$2,226	1.1
Commercial	111,190	16.2
Agricultural	1,689	0.5
Construction	16,378	29.8
Consumer	24,461	94.6
Other commercial loans	(8,813)	(11.8)
Other agricultural loans	(6,982)	(17.5)
State & political subdivision loans	13,694	29.9
Total loans	$153,843	10.7

The Bank’s lending efforts have historically been focused in north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In December 2017, we completed a branch acquisition in State College, which provides us with opportunities in Centre County, Pennsylvania and other areas of central Pennsylvania. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. In November of 2020, we opened a branch in Kennett Square, Pennsylvania, to further serve customers obtained as part of the MidCoast acquisition, as well as to expand operations into Chester County, Pennsylvania. We have received approval to open offices in Ephrata, Pennsylvania, which will help to better serve our customers in Lancaster County and Greenville, Delaware to provide better serves to the Wilmington market. We expect both offices to open in the fourth quarter of 2022.  We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of June 30, 2022, the Company had one industry specific loan concentration to the dairy industry, totaling $121.6 million or 7.6% of total loans compared to $127.4 million or 8.8% of total loans at December 31, 2021.

During the first six months of 2022, the primary driver of growth was the Delaware markets, which saw significant activity in commercial real estate loan and construction loan activity. Agricultural loans decreased $6.5 million primarily due to paydowns on lines of credit. The decrease in other commercial loans is due to forgiveness of PPP loans. Loans issued as part of the PPP program totaled $6.8 million as of December 31, 2021, all of which were either forgiven or repaid by June 30, 2022. The increase in consumer loans is due to an increase in student loans, which is expected to have additional increases over the remainder of 2022. The increase in state and political loans was due to two loans closed in the second quarter. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and overall national, regional and local economic conditions.

Index
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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable future loan losses inherent in the loan portfolio. The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for loan losses was $17,570,000 or 1.10% of total loans as of June 30, 2022 as compared to $17,304,000 or 1.20% of loans as of December 31, 2021. The $266,000 increase is a result of a $700,000 provision for loan losses less net charge-offs of $434,00. During 2022, net charge-offs primarily related to one customer that filed bankruptcy. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30,		December 31
	2022		2021
	Amount	%	Amount	%
Real estate loans:
Residential	$1,015	12.7	$1,147	14.0
Commercial	9,216	50.1	8,099	47.7
Agricultural	4,484	19.7	4,729	21.6
Construction	563	4.5	434	3.8
Consumer	464	3.2	262	1.8
Other commercial loans	1,173	4.1	1,023	5.2
Other agricultural loans	446	2.1	558	2.8
State & political subdivision loans	323	3.6	281	3.1
Unallocated	(114)	N/A	771	N/A
Total allowance for loan losses	$17,570	100.0	$17,304	100.0

The following table provides information related to credit loss experience and loan quality for the six months ended June 30, 2022 and the year ended December 31, 2021 (dollars in thousands).

June 30, 2022	Credit Loss Expense (Benefit)	Net (charge offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non-accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$(132)	$-	$202,095	0.00%	0.50%	0.24%	205.47%
Commercial	1,117	-	722,908	0.00%	1.15%	0.36%	316.59%
Agricultural	(245)	-	311,091	0.00%	1.43%	0.97%	147.35%
Construction	129	-	65,626	0.00%	0.79%	0.00%	NA
Consumer	209	(7)	30,568	-0.02%	0.92%	0.00%	NA
Other commercial loans	577	(427)	70,405	-0.61%	1.78%	0.19%	930.95%
Other agricultural loans	(112)	-	37,388	0.00%	1.36%	2.06%	65.88%
State & political subdivision loans	42	-	52,489	0.00%	0.54%	0.00%	NA
Unallocated	(885)	-	-	NA	NA	NA	NA
Total	$700	$(434)	$1,492,570	-0.03%	1.10%	0.45%	227.21%

Index
December 31, 2021	Credit Loss Expense (Benefit)	Net (charge offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non-accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:

Residential	$(27)	$-	$203,062	0.00%	0.57%	0.30%	192.77%
Commercial	1,848	35	639,161	0.01%	1.18%	0.43%	275.01%
Agricultural	(224)	-	312,770	0.00%	1.52%	1.00%	150.94%
Construction	312	-	56,315	0.00%	0.79%	0.00%	NA
Consumer	(53)	(6)	24,125	-0.02%	1.01%	0.00%	NA
Other commercial loans	(113)	(90)	99,839	-0.09%	1.37%	0.19%	730.71%
Other agricultural loans	(306)	-	37,181	0.00%	1.40%	2.01%	69.49%
State & political subdivision loans	(198)	-	52,804	0.00%	0.61%	0.00%	NA
Unallocated	311	-	-	NA	NA	NA	NA
Total	$1,550	$(61)	$1,425,257	0.00%	1.20%	0.53%	227.21%

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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of June 30, 2022. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

Index
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

See also “Note 5 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 69.8% of the loan portfolio at June 30, 2022, 78.0% of the allowance is assigned to these portions of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 12.7% of the loan portfolio as of June 30, 2022 and 5.8% of the allowance is assigned to this segment as generally there are less inherent risks then commercial and agricultural loans.

The following table is a summary of our non-performing assets as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,
(dollars in thousands)	2022	2021
Non-performing loans:
Non-accruing loans	$7,251	$7,616
Accrual loans - 90 days or more past due	139	46
Total non-performing loans	7,390	7,662
Foreclosed assets held for sale	972	1,180
Total non-performing assets	$8,362	$8,842

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2021 to June 30, 2022 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	June 30, 2022				December 31, 2021
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days Past Due	90 Days Past	Non-	Total Non-	30 - 89 Days Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$1,073	$29	$494	$523	$492	$13	$595	$608
Commercial	610	109	2,911	3,020	243	33	2,945	2,978
Agricultural	-	-	3,043	3,043	31	-	3,133	3,133
Construction	217	-	-	-	-	-	-	-
Consumer	126	1	-	1	163	-	-	-
Other commercial loans	9	-	126	126	28	-	140	140
Other agricultural loans	35	-	677	677	10	-	803	803
Total nonperforming loans	$2,070	$139	$7,251	$7,390	$967	$46	$7,616	$7,662

Index
	Change in Non-Performing Loans June 30, 2022 /December 31, 2021
(in thousands)	Amount	%
Real estate:
Residential	$(85)	(14.0)
Commercial	42	1.4
Agricultural	(90)	(2.9)
Construction	-	#DIV/0!
Consumer	1	#DIV/0!
Other commercial loans	(14)	(10.0)
Other agricultural loans	(126)	(15.7)
Total nonperforming loans	$(272)	(3.5)

The Company worked with customers directly affected by the COVID-19 pandemic. The Company offered assistance in accordance with regulator guidelines. As a result of the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their financial situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience increases in non-performing loans and further increases in its required allowance for loan losses and record additional provision expense. It is possible that the Company's asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are prolonged.

For the six months ended June 30, 2022, we recorded a provision for loan losses of $700,000 which compares to $1,150,000 for the same period in 2021, a decrease of $450,000. The decrease is primarily attributable to the impact that the COVID-19 pandemic had in 2021 on the national and local economies compared to 2022. Non-performing loans decreased $272,000 from December 31, 2021 to June 30, 2022. At June 30, 2022, approximately 61.6% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial loan relationship with $1.3 million outstanding, and additional letters of credit of $1.2 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of June 30, 2022. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2020, the Company had the underlying equipment collateral appraised and in the first quarter of 2022, the Company had the quarry appraised. The appraisals indicated a decrease in collateral values compared to the appraisal ordered for the loan origination, however, the loan was still considered well secured on a loan to value basis at June 30, 2022. In 2021 and 2022, the customer has liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of June 30, 2022.

•
An agricultural loan customer with a total loan relationship of $2.0 million, secured by real estate, equipment and cattle, was on non-accrual status as of June 30, 2022. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continues into 2022. Included within these loans to this customer are $762,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices and the pandemic have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2020, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of June 30, 2022.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of June 30, 2022. The COVID-19 pandemic has escalated the cash flow difficulties this customer was experiencing. We expect that we will need to rely upon the collateral for repayment of interest and principal. Management reviewed the collateral and determined that no specific reserve was required as of June 30, 2022.

Index
Management believes that the allowance for loan losses at June 30, 2022 was adequate at that date, which was based on the following factors:

•	Three loan relationships comprise 61.6% of the non-performing loan balance, which did not require any specific reserves as of June 30, 2022.
•	The Company has a history of low charge-offs, which were 0.06% of average loans on an annualized basis for 2022 and 0.0% for 2021.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of June 30, 2022, and December 31, 2021, the cash surrender value of the life insurance was $38.9 million and $38.5 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $212,000 and $163,000 for the three month periods ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, $419,000 and $1,478,000, respectively, was recorded in non-interest income. During the first quarter of 2021, the Company received proceeds of $3,714,000, which included death benefits of $1,155,000 on two former employees of the Company. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of June 30, 2022, and December 31, 2021, included in other liabilities on the Consolidated Balance Sheet was a liability of $678,000 and $696,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment increased $460,000 to $17.5 million as of June 30, 2022 from December 31, 2021 as a result of a building purchase that will be utilized for a new branch in Ephrata, Pennsylvania.

Deposits

The following table shows the composition of deposits as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Non-interest-bearing deposits	$382,155	20.3	$358,073	19.5
NOW accounts	524,104	27.9	485,292	26.4
Savings deposits	329,898	17.6	313,048	17.0
Money market deposit accounts	345,982	18.4	350,122	19.1
Certificates of deposit	296,572	15.8	329,616	18.0
Total	$1,878,711	100.0	$1,836,151	100.0

Index
	June 30, 2022/ December 31, 2021 Change
	Amount	%
Non-interest-bearing deposits	$24,082	6.7
NOW accounts	38,812	8.0
Savings deposits	16,850	5.4
Money market deposit accounts	(4,140)	(1.2)
Certificates of deposit	(33,044)	(10.0)
Total	$42,560	2.3

Deposits increased $42.6 million since December 31, 2021. The Company experienced deposit growth across all markets and product types. Through the first six months of 2022, customers continued to transfer certificates of deposits primarily into money market and NOW accounts. There were no brokered certificates of deposits as of June 30, 2022 or December 31, 2021.

Borrowed Funds

Borrowed funds were $110.5 million and $74.0 million as of June 30, 2022 and December 31, 2021, respectively. The increase in borrowed funds was due additional borrowings to  fund loan growth that occurred in 2022. During 2022, short term advances from the Federal Home Loan Bank of Pittsburgh increased $42.0 million, which were offset by $4.7 million of long term borrowings from the Federal Home Loan Bank of Pittsburgh maturing and a decreased in repurchase agreements of $687,000. As of June 30, 2022, long-term advances total $27.4 million, short-term advances total $67.0 million and repurchase agreements total $16.2 million.

In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at June 30, 2022 was $4,670,000 and is included within fair value of derivative instruments on the consolidated balance sheets.

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

Index
Total stockholders’ equity was $195.0 million at June 30, 2022 compared to $212.5 million at December 31, 2021, a decrease of $17,460,000, or (8.2%).  Excluding accumulated other comprehensive loss, stockholders’ equity increased $8.9 million, or 4.2%. The Company purchased 18,697 shares of treasury stock at a weighted average cost of $68.40 per share. For the six months of 2022, the Company had net income of $13.6 million and declared cash dividends of $3.8 million, or $0.941 per share, representing a cash dividend payout ratio of 27.7%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of increases in market interest rates, the defined benefit plan obligations and the interest rate swaps entered into during 2020, accumulated other comprehensive loss decreased approximately $26.4 million from December 31, 2021.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and terminated on December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR was set at 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7.5%. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At June 30, 2022, the Bank leverage ratio under the CBLR framework was 8.81%. This ratio allows the Bank to fall within the grace period of the CBLR, and the Bank will have to meet the 9.0% requirement to be considered “well-capitalized” by the end of the third quarter of 2022.

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2022 and December 31, 2021 (in thousands):

Index
	June 30, 2022	December 31, 2021
Commitments to extend credit	$422,077	$275,998
Standby letters of credit	15,895	17,083
	$437,972	$293,081

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2022 and December 31, 2021 was $12,180,000 and $12,230,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2022 were $898,000 compared to $858,000 during the same time period in 2021.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $789.0 million, of which $123.1 million was outstanding, at June 30, 2022. The Bank also had two federal funds lines with third party providers in the total amount of $34.0 million as of June 30, 2022, which are unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $1.1 million, which also is not drawn upon as of June 30, 2022. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2022, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $13.7 million.

Index
Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. Currently, the Company has equity securities that represent only 0.10% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2022 (dollars in thousands):

Changes in Rates	Prospective One-Year Net Interest Income	Change In Prospective Net Interest Income	% Change In Prospective Net Interest Income
-200 Shock	$69,838	$(4,338)	(5.85)
-100 Shock	72,523	(1,653)	(2.23)
Base	74,176	-	-
+100 Shock	73,351	(825)	(1.11)
+200 Shock	73,328	(848)	(1.14)
+300 Shock	71,325	(2,851)	(3.84)
+400 Shock	70,296	(3,880)	(5.23)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. At June 30, 2022, the risk factors of the Company have not changed materially from those reported in our 2021 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/22 to 4/30/22	6,232	$68.81	6,232	128,744
5/1/22 to 5/31/22	12,352	$68.26	12,352	116,392
6/1/22 to 6/30/22	-	$0.00	-	116,392
Total	18,584	$62.00	18,584	116,392

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc.
(Registrant)

August 8, 2022	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2022	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)