Form 10-K
period 2022-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2023-03-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended reporting transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    ☐  Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $261,264,000 as of June 30, 2022.

As of March 1, 2023, there were 3,971,210 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.

Citizens Financial Services, Inc.

Form 10-K
INDEX

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

PENDING ACQUISITION OF HV BANCORP, INC.

On October 18, 2022, the Company and HV Bancorp, Inc. (“HVBC”), the holding company for Huntingdon Valley Bank (“HVB”),) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which HVBC will merge with and into the Company Concurrent with the merger, it is expected that HVB will merge with and into the Bank, with the Bank as the surviving institution.

Under the terms of the Merger Agreement, each outstanding share of HVBC common stock will be converted into either the right to receive $30.50 in cash or 0.40 shares of the Company’s common stock.  Not more than 20% of the outstanding shares of HVBC common stock (including for this purpose, dissenters’ shares) may be paid in cash and the remainder will be paid in the Company’s common stock.   In the event of a greater than 20% decline in market value of the Company’s common stock, HVBC may, in certain circumstances, be able to terminate the Merger Agreement unless the Company increases the number of shares into which HVB Bancorp, Inc. shares common stock may be converted or increases in the cash component of the merger consideration.

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

Index
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

The Bank’s main office is located at 15 South Main Street, Mansfield (Tioga County), Pennsylvania.  In addition to the main office in Mansfield, the Bank operates 31 full service offices and one limited branch office in its market areas. The Bank’s north central, Pennsylvania market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  The south central Pennsylvania market consists of Lebanon county and portions of Berks, Lancaster and Schuylkill Counties in Pennsylvania. The Central Pennsylvania market consists of our offices in Centre, Clinton and Union counties and the surrounding communities. Our Delaware market consists of Wilmington and Dover, Delaware and portions of Chester County, Pennsylvania and was due to the MidCoast acquisition, completed in April 2020, which added two offices in Wilmington, Delaware and one office in Dover, Delaware. In November of 2020, the Bank opened a full-service branch in Chester County, Pennsylvania. During 2022, we opened two offices, one in Ephrata, Pennsylvania and one in Greenville, Delaware. We also received regulatory approval to open a full service branch in Williamsport, Pennsylvania, which is expected to open in the second half of 2023.

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

HUMAN CAPITAL RESOURCES

At December 31, 2022, we had a total of 328 employees, including 22 part-time employees and of which approximately 76% are women. The full-time equivalent of our total employees at December 31, 2022 was 312. As a financial institution, approximately 49% of our employees are employed at our branch and loan production offices, and another 1.5% are employed at our customer care call center. The success of our business is highly dependent on our employees, who provide value to our customers and communities through their dedication to our mission. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

We encourage and support the growth and development of our associates and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through internally developed training programs and specialty education within banking and using universities that offer Banking Management programs. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. At December 31, 2022, 23% of our current staff had been with us for fifteen years or more.

Index
The safety, health and wellness of our employees is a top priority. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness. On an ongoing basis, we further promote the health and wellness of our associates by strongly encouraging work-life balance and sponsoring various wellness programs, whereby associates are compensated for incorporating healthy habits into their daily routines.

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

Index
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

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy, as discussed above. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2022, the Bank’s leverage ratio was 8.77%, which is less than the ratio required to be considered “well-capitalized” under the CBLR framework.

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

Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2022, without prior regulatory approval, aggregate dividends of approximately $30.4 million, plus net profits earned to the date of such dividend declaration.

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

FEDERAL RESERVE SYSTEM

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). These reserve requirements are subject to annual adjustment by the FRB.  For 2022, the Bank would have been required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to and including $640.6 million, plus 10% on the remainder, and the first $32.4 million of otherwise reservable balances will be exempt. In March 2020, the FRB reduced all reserve requirements to zero in response to the COVID-19 pandemic.

Index
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

Index
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

Index
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

RISKS RELATED TO THE COVID-19 PANDEMIC

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations.

The COVID-19 pandemic caused significant economic dislocation in the United States and worldwide.  Although the domestic and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains.  The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to inflation and the risk of recession.  As a result of the COVID-19 pandemic and the related adverse economic consequences, we could be subject to the following risks, among others, any of which individually or in combination with others could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•	if we have high levels of unemployment for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	limitations may be placed on our ability to foreclose on properties we hold as collateral;

Index
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•	our cybersecurity risks are increased if employees work remotely;

•	we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 pandemic could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the CPI coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the opposite may occur. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Index
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

Our allowance for loan losses amounted to $18.6 million, or 1.08% of total loans outstanding and 267.1% of nonperforming loans, at December 31, 2022. Our allowance for loan losses at December 31, 2022 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2022 the top 40 relationships of the Bank had an outstanding balance of $530.5 million. These loans represent approximately 30.7% of our entire outstanding loan portfolio as of December 31, 2022 and the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The standard was implemented effective January 1, 2023 with a On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The implementation of this standard did result in a decrease to the Company’s allowance for loan losses effective January 1, 2023.

Index
Our emphasis on commercial real estate, agricultural real estate, construction and state and political subdivision  lending may expose us to increased lending risks.

At December 31, 2022, we had $876.6 million in loans secured by commercial real estate, $313.6 million in agricultural real estate loans, $80.7 million in construction loans and $59.2 million in municipal loans. Commercial real estate loans, agricultural real estate, construction and municipal loans represented 50.8%, 18.2%, 4.7% and 3.4%, respectively, of our loan portfolio.  At December 31, 2022, we had $15.8 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural real estate, construction and municipal loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. We monitor loan concentrations on an individual relationship and industry wide basis to monitor the amount of risk we have in our loan portfolio.

Agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower’s control.

At December 31, 2022, our agricultural loans, consisting primarily of agricultural real estate loans and other agricultural loans totaled $348.4 million, representing 20.2% of our total loan portfolio. The primary activities of our agricultural customers include dairy and beef farms, poultry and swine operations, crops and support businesses.  Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. Weaker prices could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land, animals and equipment that serves as collateral for certain of our loans. At December 31, 2022, the Company had a loan concentration to the dairy industry totaling $120,100,000, or 7.0% of total loans and 34.5% of total agricultural loans compared to 8.8% of total loans and 36.2% of total agricultural loans at December 31, 2021.

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

Index
 Loan participations comprise a portion of our loan portfolio and a decline in loan participation volume could hurt profits and slow loan growth.

We have actively engaged in loan participations whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. We underwrite any loan we participate in as if we are originating the loan. The primary difference is that financial information is received from the participating financial institution and not the borrower. The loans we participate in totaled $65.3 million and $58.3 million at December 31, 2022 and 2021, respectively. As a percent of total loans, participation purchased loans were 3.8%, and 4.0% as of December 31, 2022 and 2021, respectively.  Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.

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

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. Generally, the fair value of our investment securities decrease during periods of rising market interest rates and increase during periods of declining market interest rates. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2022, our investment portfolio included available for sale investment securities with an amortized cost of $487.0 million and a fair value of $439.5 million, which included unrealized losses on 361 securities totaling $47,537,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

RISKS RELATED TO OUR SECONDARY MORTGAGE OPERATIONS

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We generally sell in the secondary market the longer term fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test annually for impairment. The value of mortgage servicing rights tends to increase with rising interest rates, which occurred in 2022, and to decrease with falling interest rates, with refinance activity increasing in falling rate environments. If we are required to take an impairment charge on our mortgage servicing rights our earnings would be adversely affected.

Index
As a result an acquisition in 2015, the Bank acquired a portfolio of loans sold to the FHLB, which were sold under the Mortgage Partnership Finance Program ("MPF"). While the Bank was not an active participant in the MPF program in 2022, we continue to evaluate the program to see if it would be beneficial to our customers and our performance. The MPF portfolio balance was $10,179,000 at December 31, 2022. The FHLB maintains a first-loss position for the MPF portfolio that totals $161,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $348,000 of losses. The Bank has not experienced any losses for the MPF portfolio.

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

Index
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

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase the volume of our loan and deposit portfolios.  As of June 30, 2022, which is the most recent date for which information is available, we held 34.4% of the FDIC insured deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the largest share of deposits out of eight financial institutions with offices in the area, and 7.2% of the FDIC insured deposits in Allegany County, New York, which was the third largest share of deposits out of three financial institutions with offices in this area. As of June 30, 2022, we held 9.1% of the FDIC insured deposits in Lebanon County, Pennsylvania, which was the fourth largest share out of the 14 financial institutions with offices in the County. As of June 30, 2022, we held 4.3% of the FDIC insured deposits in Clinton County, Pennsylvania, which was the sixth largest share out of the eight financial institutions with offices in the County. Our offices in Berks, Centre, Chester, Lancaster and Schuylkill Counties of Pennsylvania and our offices in Wilmington and Dover, Delaware all have less than 3% of the FDIC insured deposits of the corresponding County as of June 30, 2022. This data does not include deposits held by credit unions. Competition also makes it more difficult to hire employees and more expensive to retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes (fintech) and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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

Index
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

Many of our lending products, securities and derivatives utilize a benchmark rate to determine the applicable interest rate or payment amount. As the Company has grown and developed relationships with larger and more sophisticated borrowers, the benchmarks utilized by the Company have changed with an increased usage of LIBOR.   The U.K. Financial Conduct Authority (“FCA”) has announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR cannot and will not be guaranteed. Instruments associated with LIBOR have been identified by the Company, and transition procedures to a revised benchmark are being developed.

Index
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

Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to the Company, adversely impacting the Company’s liquidity and ability to pay dividends. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank's ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2022, the book value of our goodwill was $31.4 million, all of which was recorded at the Bank.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. The Bank owns twenty four banking facilities and leases thirteen other facilities.

The net book value of owned banking facilities and leasehold improvements totaled $16,734,000 as of December 31, 2022.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since June 3, 2022, the Company’s common stock has been listed on the Nasdaq Stock Market under the symbol “CZFS”.  Before that date, the Company’s common stock was quoted on the OTC Pink Market under the same symbol. The prices in the table below are for the full quarters during which the Company’s common stock was quoted on the OTC Pink Market and reflect bid prices between broker-dealers published by the OTC Pink Market and the Pink Sheets Electronic Quotation Service. The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  For 2022 and 2021, cash dividends were declared on a quarterly basis and are summarized in the table below:

	2022		Dividends declared	2021		Dividends declared
	High	Low	per share	High	Low	per share
First quarter	$62.97	$59.46	$0.475	$58.42	$53.96	$0.465
Second quarter	N/A	N/A	0.475	62.50	58.42	0.465
Third quarter	N/A	N/A	0.480	64.00	61.10	0.470
Fourth quarter	N/A	N/A	0.480	61.50	59.00	0.470

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

As of March 1, 2023, the Company had 1,838 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2022:

Index
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/22 to 10/31/22	-	$0.00	-	116,392
11/1/22 to 11/30/22	3	$68.23	3	116,389
12/1/22 to 12/31/22	-	$0.00	-	116,389
Total	3	$68.23	3	116,389

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

Index
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, the Bank, First Citizens Insurance, Realty or the Company on a consolidated basis. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements.  Forward-looking statements may prove inaccurate. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:

•
The continuing impact of the COVID-19 pandemic may have an adverse effect on our business and operations, our customers, including their ability to make timely loan payments, our service providers, and on the economy and financial markets more significant that we expect.

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

•	Acquisitions and dispositions of assets and companies could affect us in ways that management has not anticipated.

•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition or operating results.

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

The Company currently engages in the general business of banking throughout its service area of Bradford, Tioga, Clinton, Potter and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 36 banking facilities, 33 of which operate as bank branches. In addition, we have leased an additional facility in Williamsport, Pennsylvania that will be opened as a full service branch in 2023. In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Fivepointville, Kennett Square, State College and two branches near the city of Lebanon, Pennsylvania. In November of 2022, we opened a full service branch in Ephrata, Pennsylvania. We also have a limited branch office in Winfield, Pennsylvania. In New York, our office is in Wellsville. As part of the MidCoast acquisition in 2020, we aquired two branches in Wilmington Delaware, one branch in Dover Delaware, and a corporate administration building in Wilmington, Delaware. In November of 2022, we opened a full service branch in Greenville, Delaware.

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

Index
SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2022:

(in thousands, except per share data)	2022	2021	2020	2019	2018
Interest and dividend income	$83,357	$73,217	$70,296	$61,980	$56,758
Interest expense	11,223	7,105	8,105	12,040	9,574
Net interest income	72,134	66,112	62,191	49,940	47,184
Provision for loan losses	1,683	1,550	2,400	1,675	1,925
Net interest income after provision for loan losses	70,451	64,562	59,791	48,265	45,259
Non-interest income	9,999	11,754	11,158	8,242	7,754
Investment securities gains (losses), net	(261)	551	264	144	(19)
Non-interest expenses	44,694	41,550	40,847	33,341	31,557
Income before provision for income taxes	35,495	35,317	30,366	23,310	21,437
Provision for income taxes	6,435	6,199	5,263	3,820	3,403
Net income	$29,060	$29,118	$25,103	$19,490	$18,034

Per share data:
Net income - Basic (1)	$7.32	$7.31	$6.46	$5.36	$4.93
Net income - Diluted (1)	7.32	7.31	6.46	5.36	4.93
Cash dividends declared (1)	1.90	1.84	1.88	1.73	1.67
Stock dividend	1%	1%	1%	1%	1%
Book value (1) (2)	58.74	53.39	47.93	42.68	39.17

End of Period Balances:
Total assets	$2,333,393	$2,143,863	$1,891,674	$1,466,339	$1,430,712
Available for sale securities	439,506	412,402	295,189	240,706	241,010
Loans	1,724,999	1,441,533	1,405,281	1,115,569	1,081,883
Allowance for loan losses	18,552	17,304	15,815	13,845	12,884
Total deposits	1,844,208	1,836,511	1,588,858	1,211,118	1,185,156
Total borrowings	257,278	73,977	88,838	85,117	91,194
Stockholders' equity	200,147	212,492	194,259	157,774	139,229

Key Ratios
Return on assets (net income to average total assets)	1.29%	1.45%	1.46%	1.34%	1.29%
Return on equity (net income to average total equity)	12.98%	14.26%	14.21%	13.00%	13.00%
Equity to asset ratio (average equity to average total assets, excluding other comprehensive income)	9.93%	10.20%	10.27%	10.31%	9.90%
Net interest margin (tax equivalent) (3)	3.41%	3.52%	3.92%	3.72%	3.66%
Efficiency (4)	52.55%	51.57%	53.62%	54.27%	55.04%
Dividend payout ratio (dividends declared divided by net income)	26.11%	25.36%	29.32%	32.40%	34.08%
Tier 1 leverage (5)	9.03%	9.31%	9.16%	9.77%	9.15%
Common equity risk based capital (5)	10.92%	12.03%	11.22%	12.11%	11.47%
Tier 1 risk-based capital (5)	11.32%	12.53%	11.75%	12.79%	12.18%
Total risk-based capital (5)	12.87%	14.35%	12.86%	14.04%	13.42%
Nonperforming assets/total loans	0.43%	0.61%	0.93%	1.38%	1.33%
Nonperforming loans/total loans	0.40%	0.53%	0.80%	1.08%	1.27%
Allowance for loan losses/total loans	1.08%	1.20%	1.13%	1.24%	1.19%
Net (recoveries)charge-offs/average loans	0.03%	0.00%	0.03%	0.06%	0.02%

(1)	Amounts were adjusted to reflect stock dividends.
(2)	Calculation excludes accumulated other comprehensive income (loss).
(3)	Tax adjusted net interest income to average interest-earning assets. Tax adjusted net Interest income is a non-gaap measure and is reconciled to the GAAP equivalent measure on page 25 of this 10-K.
(4)
Bank non-interest expenses to tax adjusted net interest income and non-interest income, excluding security gains. Tax adjusted net Interest income is a non-gaap measure and is reconciled to the GAAP equivalent measure on page 30 of this 10k. The efficiency ratio calculated using non-tax effected net interest income was 53.22% 52.21%, 54.50%, 55.36% and 56.26%, for the years ended 2022, 2021, 2020, 2019 and 2018, respectively.

(5)	Ratio calculated on consolidated level

Index
 TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES

Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts. In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2022 and 2021, assets owned and invested by customers of the Bank through the Bank’s investment representatives totaled $283.5 million and $282.1 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2022 and 2021 of $150.0 million and $154.8 million, respectively. During the year ended December 31, 2022, $12.9 million of new trust accounts were opened, $10.2 million of additional contributions to trust accounts, $12.8 million distributed from trust accounts, and $700,000 of accounts were closed. As a result of market fluctuations, the fair value of the trust accounts decreased approximately $14.4 million during the year ended December 31, 2022. The following table reflects trust accounts by investment type and structure:

(market values - in thousands)	2022	2021
INVESTMENTS:
Bonds	$13,497	$8,640
Stock	33,659	22,099
Savings and Money Market Funds	14,813	11,587
Mutual Funds	75,700	105,233
Mineral interests	8,465	2,959
Mortgages	783	856
Real Estate	1,965	2,099
Miscellaneous	847	942
Cash	302	425
TOTAL	$150,031	$154,840
ACCOUNTS:
Trusts	47,762	46,953
Guardianships	400	443
Employee Benefits	50,883	62,149
Investment Management	50,985	45,293
Custodial	1	2
TOTAL	$150,031	$154,840

Our financial consultants offer full service brokerage and financial planning services throughout the Bank’s market areas.  Appointments can be made at any Bank branch.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

RESULTS OF OPERATIONS

Net income for the year ended December 31, 2022 was $29,060,000, which represents a decrease of $58,000, or 0.2%, when compared to 2021.  Net income for the year ended December 31, 2021 was $29,118,000, which represents an increase of $4,015,000, or 16.0%, when compared to 2020. Basic and diluted earnings per share were $7.32, $7.31 and $6.46 for 2022, 2021 and 2020, respectively.

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

Index
Analysis of Average Balances and Interest Rates
	2022			2021			2020
(dollars in thousands)	Average Balance (1)$	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	52,655	171	0.32	108,872	124	0.11	41,330	37	0.09
Total short-term investments	52,655	171	0.32	108,872	124	0.11	41,330	37	0.09
Interest bearing time deposits at banks	8,352	229	2.75	12,527	323	2.57	14,139	364	2.57
Investment securities:
Taxable	372,430	6,238	1.68	252,470	4,198	1.66	188,241	4,488	2.38
Tax-exempt (3)	120,592	3,106	2.58	104,379	2,786	2.67	80,131	2,366	2.95
Total investment securities (3)	493,022	9,344	1.90	356,849	6,984	1.96	268,372	6,854	2.55
Loans:
Residential mortgage loans	204,063	9,712	4.76	203,062	9,867	4.86	210,696	11,161	5.30
Construction loans	73,214	3,298	4.50	56,315	2,292	4.07	26,343	1,288	4.89
Commercial Loans	854,460	41,155	4.82	739,000	36,215	4.90	590,469	31,087	5.26
Agricultural Loans	347,420	15,387	4.43	349,951	15,079	4.31	357,201	16,022	4.49
Loans to state & political subdivisions (3)	56,004	1,863	3.33	52,804	1,871	3.54	86,143	3,458	4.01
ConsumerOther loans	58,715	3,201	5.45	24,125	1,385	5.74	20,986	1,185	5.65
Loans, net of discount (2)(3)(4)	1,593,876	74,616	4.68	1,425,257	66,709	4.68	1,291,838	64,201	4.97
Total interest-earning assets	2,147,905	84,360	3.93	1,903,505	74,140	3.89	1,615,679	71,456	4.42
Cash and due from banks	6,708			6,525			7,487
Bank premises and equipment	17,287			17,194			17,286
Other assets	84,066			75,410			79,305
Total non-interest earning assets	108,061			99,129			104,078
Total assets	2,255,966			2,002,634			1,719,757
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	520,895	2,425	0.47	457,189	1,387	0.30	383,931	1,102	0.29
Savings accounts	323,939	421	0.13	290,376	322	0.11	241,429	476	0.20
Money market accounts	343,288	2,004	0.58	257,937	684	0.27	205,142	1,012	0.49
Certificates of deposit	299,110	2,466	0.82	351,265	3,444	0.98	345,397	4,261	1.23
Total interest-bearing deposits	1,487,232	7,316	0.49	1,356,767	5,837	0.43	1,175,899	6,851	0.58
Other borrowed funds	149,661	3,907	2.61	84,621	1,268	1.50	93,237	1,254	1.34
Total interest-bearing liabilities	1,636,893	11,223	0.69	1,441,388	7,105	0.49	1,269,136	8,105	0.64
Demand deposits	374,675			341,604			257,285
Other liabilities	20,443			15,420			16,662
Total non-interest-bearing liabilities	95,118			357,024			273,947
Stockholders' equity	223,955			204,222			176,674
Total liabilities & stockholders' equity	2,255,966			2,002,634			1,719,757
Net interest income		73,137			67,035			63,351
Net interest spread (5)			3.24%			3.40%			3.78%
Net interest income as a percentage of average interest-earning assets			3.41%			3.52%			3.92%
Ratio of interest-earning assets to interest-bearing liabilities			131.00			132.00			127.00

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21% for 2022, 2021 and 2020.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Federal statutory rate for the corresponding year. Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2022, 2021 and 2020, respectively (in thousands):

Index
	2022	2021	2020
Interest and dividend income from investment securities, interest bearing time deposits and short-term investments (non-tax adjusted) (GAAP)	$9,092	$6,846	$6,758
Tax equivalent adjustment	652	585	497
Interest and dividend income from investment securities, interest bearing time deposits and short-term investments (tax equivalent basis) (Non-GAAP)	$9,744	$7,431	$7,255

	2022	2021	2020
Interest and fees on loans (non-tax adjusted) (GAAP)	$74,265	$66,371	$63,538
Tax equivalent adjustment	351	338	663
Interest and fees on loans (tax equivalent basis) (Non-GAAP)	$74,616	$66,709	$64,201

	2022	2021	2020
Total interest income	$83,357	$73,217	$70,296
Total interest expense	11,223	7,105	8,105
Net interest income (GAAP)	72,134	66,112	62,191
Total tax equivalent adjustment	1,003	923	1,160
Net interest income (tax equivalent basis) (Non-GAAP)	$73,137	$67,035	$63,351

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2022 vs. 2021 (1)			2021 vs. 2020 (1)
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(18)	$65	$47	$73	$14	$87
Interest bearing time deposits at banks	(118)	24	(94)	(41)	-	(41)
Investment securities:
Taxable	2,010	30	2,040	1,287	(1,577)	(290)
Tax-exempt	414	(94)	320	615	(195)	420
Total investment securities	2,424	(64)	2,360	1,902	(1,772)	130
Total investment income	2,288	25	2,313	1,934	(1,758)	176
Loans:
Residential mortgage loans	49	(204)	(155)	(394)	(900)	(1,294)
Construction loans	742	264	1,006	1,177	(173)	1,004
Commercial Loans	5,549	(609)	4,940	7,074	(1,946)	5,128
Agricultural Loans	(108)	416	308	(321)	(622)	(943)
Loans to state & political subdivisions	110	(118)	(8)	(1,218)	(369)	(1,587)
Other loans	1,882	(66)	1,816	180	20	200
Total loans, net of discount	8,224	(317)	7,907	6,498	(3,990)	2,508
Total Interest Income	10,512	(292)	10,220	8,432	(5,748)	2,684
Interest Expense:
Interest-bearing deposits:
NOW accounts	215	823	1,038	219	66	285
Savings accounts	40	59	99	133	(287)	(154)
Money Market accounts	285	1,035	1,320	410	(738)	(328)
Certificates of deposit	(473)	(505)	(978)	73	(890)	(817)
Total interest-bearing deposits	67	1,412	1,479	835	(1,849)	(1,014)
Other borrowed funds	1,343	1,296	2,639	(60)	74	14
Total interest expense	1,410	2,708	4,118	775	(1,775)	(1,000)
Net interest income	$9,102	$(3,000)	$6,102	$7,657	$(3,973)	$3,684

(1)
The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

2022 vs. 2021

Tax equivalent net interest income for 2022 was $73,137,000 compared to $67,035,000 for 2021, an increase of $6,102,000 or 9.1%. Total interest income increased $10,220,000, as loan interest income increased $7,907,000, and total investment income increased $2,313,000. Interest expense increased $4,118,000 from 2021.

Index
Total tax equivalent interest income from investment securities increased $2,360,000 in 2022 from 2021. The average balance of investment securities increased $136.2 million, which had an effect of increasing interest income by $2,424,000 due to volume. The majority of the increase in volume was in taxable securities, which experienced an increase in the average balance of $120.0 million. The average tax-effected yield on our investment portfolio decreased from 1.96% in 2021 to 1.90% in 2022. The decrease in the tax-effected yield is attributable to purchases made prior to 2022, which were made in a lower rate environment. As a result of the yield on investment securities decreasing 6 basis points (bps) to 1.90%, interest income on investment securities decreased $64,000, with the decrease related to tax-exempt securities.  The investment strategy for 2022 was to utilize excess cash, cashflows from the investment portfolio and deposit inflows to purchase U.S. treasury securities, due to a limited spread between US treasuries and agencies, mortgage backed securities issued by government sponsored entities and obligations of state and political securities. The increase in the investment portfolio was in response to the deposit inflows that occurred in 2021 and the first half of 2022. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, while providing sufficient cashflows to meet liquidity needs.

In total, loan interest income increased $7,907,000 in 2022 from 2021.  The average balance of our loan portfolio increased by $168.6 million in 2022 compared to 2021, which resulted in an increase in interest income of $8,224,000 due to volume.  The increase in the average balance of loans was driven by in large part by growth in the Delaware market during 2022. While the Bank’s other markets experienced loan growth, it was not to the extent experienced in Delaware. The average tax-effected yield on our loan portfolio was 4.68% for both 2022 and 2021 and a small decrease in loan interest income of $317,000 was due to rate. The tax-effected yield remained steady due to 2021 benefitting from additional PPP amortization of $2,061,000 compared to 2022, otherwise the yield on loans 2022 would have exceeded 2021.

•
Interest income on residential mortgage loans decreased $155,000. The average balance of residential mortgage loans increased $1.0 million, resulting in an increase of $49,000 due to volume. The change due to rate was a decrease of $204,000 as the average yield on residential mortgages decreased from 4.86% in 2021 to 4.76% in 2022 as a result of the lower rate environment prior to 2022. The increase in market interest rates during 2022 resulted in a significant slowdown in residential lending activity.

•
The average balance of construction loans increased $16.9 million from 2021 to 2022 as a result of projects in our south central Pennsylvania market and Delaware market, which resulted in an increase of $742,000 in interest income. The average yield on construction loans increased from 4.07% to 4.50%, which correlated to a $264,000 increase in interest income.

•
Interest income on commercial loans increased $4,940,000 from 2021 to 2022.  The increase in the average balance of commercial loans of $115.5 million is attributable to the Delaware market. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $5,549,000. Our lenders have been able to attract and retain loan relationships in their markets by providing excellent customer service and having attractive products.  We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the Small Business Administration (SBA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area. The average yield on commercial loans decreased 8 basis points to 4.82% in 2022, resulting in a decrease in interest income due to rate of $609,000. The decrease in yield on commercial loans was due to PPP amortization decreasing $2,061,000 in 2022 compared to 2021.

•
Interest income on agricultural loans increased $308,000 from 2021 to 2022.  The decrease in the average balance of agricultural loans of $2.5 million is primarily attributable to the south central Pennsylvania market. The decrease in the average balance of these loans resulted in a decrease in interest income due to volume of $108,000.  The average yield on agricultural loans increased from 4.31% in 2021 to 4.43% in 2022 due to a general increase in market rates, resulting in an increase in interest income due to rate of $416,000. We believe our lenders are adept at customizing, understanding and have the expertise to structure loans for customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the United States Department of Agriculture’s (USDA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area.

Index
•
The average balance of loans to state and political subdivisions increased $3.2 million from 2021 to 2022 which had a positive impact of $110,000 on total interest income due to volume was due to customers issuing debt for various public service projects that the Bank was able to finance. The average tax equivalent yield on loans to state and political subdivisions decreased from 3.54% in 2021 to 3.33% in 2022, decreasing interest income by $118,000.

•
The average balance of other loans increased $34.6 million as a result of an increase in outstanding student loans. This resulted in an increase of $1,882,000 on total interest income due to volume. The average tax equivalent yield on other loans decreased from 5.74% in 2021 to 5.45% in 2022, decreasing interest income by $66,000 in other loans

Total interest expense increased $4,118,000 in 2022 compared to 2021.  The majority of the increase was due to an increase in the average rate paid on interest bearing liabilities of 20 basis points to 0.69%. This increase resulted in an increase in interest expense of $2,708,000. The increase in rates was driven by the Federal Reserve’s response to inflation during 2022 by increasing interest rates. The average rate on money markets increased from 0.27% to 0.58% resulting in an increase in interest expense of $1,035,000. The average rate paid on savings accounts increased 2 bps and resulted in an increase in interest expense of $59,000. The average rate paid on NOW accounts increased from 0.30% to 0.47% resulting in an increase in interest expense of $823,000. The average rate paid on other borrowed funds increased from 1.50% to 2.61% resulting in an increase in interest expense of $1,296,000. The average rate on certificates of deposit decreased from 0.98% to 0.82% resulting in a decrease in interest expense of $505,000.

Average interest-bearing liabilities increased $195.5 million in 2022, with average interest-bearing deposits increasing $130.5 million and average other borrowings increasing $65.0 million. As a result of the increase in average deposits, interest expense increased $1,410,000 as result of the change in volume. Increases in average deposits, which were primarily driven by organic growth across all markets of the Bank, included NOW accounts of $63.7 million, savings accounts of $33.6 million and money market accounts of $85.4 million. Certificates of deposits decreased $52.2 million as maturing balances were not placed into term products. The combined impact to interest expense of these increases in deposits was a $67,000 increase. The average balance of other borrowed funds increased $60.5 million due to funding loan growth, which corresponds to an increase in interest expense of $1,343,000.

Our tax equivalent net interest margin for 2022 was 3.41% compared to 3.52% for 2021, with the change attributable to the yield of interest-earning assets increasing less than the cost from interest-bearing liabilities during 2022. Interest rates increased dramatically in 2022 in response to historically high inflation forcing the Federal Reserve to aggressively tighten monetary policy at a pace and levels not seen in decades. The year began with accelerating inflation that was exacerbated by the Russian invasion of Ukraine driving energy prices higher with crude oil peaking at $130 a barrel in early March. Other commodities prices followed oils lead reaching extremely high levels and adding to inflationary fears.  The Federal Reserve completely abandoned their belief that inflation would prove transitory and began to tighten monetary policy by both reducing the size of its balance sheet and increasing over-night borrowing rates. Coming into the year the Central Bank’s official forecast was for a total increase in rates by 0.75%, but inflation continued to climb to levels not seen since the early 1980’s pushing the Fed Reserve into a series of 75-basis point increases then ending the year with a 50-basis point hike in December for a total increase of 4.25%. The result of these moves created an inverted Treasury yield curve with every maturity from 1 month T-Bills to 7 year Treasuries all yielding more than the 10 year Treasury. The closely followed 2-year to 10-year Treasury spread started the year at a positive 88-basis points and ended the year at a negative 55-basis points.  The 2-year Treasury started the year at 0.78% and ended the year at 4.43% while the 10-year Treasury’s move was from 1.56% to 3.88%. Commodities prices eased in the second half of the year and inflation measures fell as a result, but a strong labor market kept wage inflation high pressuring the Federal Reserve to remain resolute in maintaining an aggressive tightening monetary policy.  Treasury yields ended the year well below the peak as the inverted yield curve increased concerns the Federal Reserve’s would make a policy error.

2021 vs. 2020

Tax equivalent net interest income for 2021 was $67,035,000 compared to $63,351,000 for 2020, an increase of $3,684,000 or 5.8%. Total interest income increased $2,684,000, as loan interest income increased $2,508,000, and total investment income increased $176,000. Interest expense decreased $1,000,000 from 2020.

Index
Total tax equivalent interest income from investment securities increased $130,000 in 2021 from 2020. The average balance of investment securities increased $88.5 million, which had an effect of increasing interest income by $1,902,000 due to volume. The majority of the increase in volume was in tax-exempt securities, which experienced an increase in the average balance of $64.2 million. The average tax-effected yield on our investment portfolio decreased from 2.55% in 2020 to 1.96% in 2021. The decrease in the tax-effected yield is attributable to purchases made in a lower rate environment. As a result of the yield on investment securities decreasing 59 basis points (bps) to 1.96%, interest income on investment securities decreased $1,772,000, with the decrease primarily related to taxable securities.  The investment strategy for 2021 was to utilize cashflows from the investment portfolio and deposit inflows to purchase U.S. treasury securities, mortgage backed securities issued by government sponsored entities and obligations of state and political securities. The increase in the investment portfolio was in response to the deposit inflows that occurred in 2021.

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

•
Interest income on residential mortgage loans decreased $1,294,000. The average balance of residential mortgage loans decreased $7.6 million, resulting in a decrease of $394,000 due to volume. The decrease in loans was due to loans being refinanced and sold on the secondary market. The change due to rate was a decrease of $900,000 as the average yield on residential mortgages decreased from 5.30% in 2020 to 4.86% in 2021 as a result of the lower rate environment during the year as a result of COVID-19 pandemic.

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

•
Interest income on agricultural loans decreased $943,000 from 2020 to 2021.  The decrease in the average balance of agricultural loans of $7.3 million was primarily attributable to the south central Pennsylvania market. The decrease in the average balance of these loans resulted in a decrease in interest income due to volume of $321,000.  The average yield on agricultural loans decreased from 4.49% in 2020 to 4.31% in 2021 due to a general decrease in rates, resulting in a decrease in interest income due to rate of $622,000.

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

Index
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

Average interest-bearing liabilities increased $172.3 million in 2021, with average interest-bearing deposits increasing $180.9 million and average other borrowings decreasing $8.6 million. As a result of the increase in average deposits, interest expense increased $835,000 as result of the change in volume. Increases in average deposits, which were primarily driven by organic growth across all markets of the Bank, included NOW accounts of $73.3 million, savings accounts of $48.9 million, money market accounts of $52.8 million and certificates of deposits of $5.9 million. The combined impact to interest expense of these increases was $835,000. The average balance of other borrowed funds decreased $8.6 million, which corresponds to a decrease in interest expense of $60,000.

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

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2022, we recorded a provision for loan losses of $1,683,000. The provision for 2022 was $133,000, or 8.6%, higher than the provision in 2021. The increase in the provision for loan losses was primarily due to organic loan growth in 2022 compared to 2021 offset by the improved economic outlook compared to 2021 that was impacted more by the Covid-19 pandemic. (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

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

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the years ended December 31 (dollars in thousands):

	2022	2021	2020
Service charges	5,346	4,755	$4,221
Trust	803	865	803
Brokerage and insurance	1,895	1,625	1,297
Equity security gains (losses), net	(247)	339	(41)
Available for sale security gains (losses), net	(14)	212	305
Gains on loans sold	258	1,283	2,168
Earnings on bank owned life insurance	852	1,828	695
Other	845	1,398	1,974
Total	$9,738	$12,305	$11,422

Index
	2022/2021 Change		2021/2020 Change
	Amount	%	Amount	%
Service charges	$591	12.4	$534	12.7
Trust	(62)	(7.2)	62	7.7
Brokerage and insurance	270	16.6	328	25.3
Equity security gains (losses), net	(586)	(172.9)	380	(926.8)
Available for sale security gains (losses), net	(226)	(106.6)	(93)	(30.5)
Gains on loans sold	(1,025)	(79.9)	(885)	(40.8)
Earnings on bank owned life insurance	(976)	(53.4)	1,133	163.0
Other	(553)	(39.6)	(576)	(29.2)
Total	$(2,567)	(20.9)	$883	7.7

2022 vs. 2021

Non-interest income decreased $2,567,000 in 2022 from 2021, or 20.9%.  We experienced a $14,000 net loss on available for sale securities in 2022 compared to net gains totaling $212,000 in 2021. During 2022, we sold $7.5 million of US Agency securities for a pre-tax loss of $14,000. During 2021, we sold $17.2 million of US treasury securities for a pre-tax gain of $177,000 and $12.0 million of US Agency securities for a pre-tax gain of $35,000 to take advantage of market conditions at the time of the sales. During 2022, net equity security losses amounted to $247,000 as a result of market conditions experienced in 2022 compared to gains of $339,000 last year.

Gains on loans sold decreased $1,025,000 compared to last year. The decrease in gains on loans sold is attributable to a $41.6 million, or 74.8% decrease in the proceeds from the sale of residential mortgages loans as a result of the increase in mortgage interest rates. The increase in service charges of $591,000 for 2022 is attributable to an increase in customer spending in 2022 compared to 2021. The decrease in other income is due to fees on offering derivative contracts for certain customers, that provided the customer with fixed rate loans, which generated fee income of $88,000 in 2022 compared to $494,000 in 2021. The decrease in earnings on bank owned life insurance is due to two former employees of the Company passing during the first quarter of 2021, which generated a death benefit payable to the Company of $1,155,000. The increase in brokerage and insurance commissions was attributable to growth in our south central and north central, Pennsylvania markets.

2021 vs. 2020

Non-interest income increased $883,000 in 2021 from 2020, or 7.7%.  We experienced a $212,000 net gain on available for sale securities in 2021 compared to net gains totaling $305,000 in 2020. During 2021, we sold $17.2 million of US treasury securities for a pre-tax gain of $177,000 and $12.0 million of US Agency securities for a pre-tax gain of $35,000 to take advantage of market conditions at the time of the sales. During 2020, we sold 19 mortgage backed securities for a net gain of $305,000 to lock in gains that benefitted from the Federal Reserve investment purchase program in response to the COVID-19 pandemic. During 2021, net equity security gains amounted to $339,000 as a result of market gains experienced in 2021 compared to losses of $41,000 in 2020 associated with the Covid-19 pandemic.

Gains on loans sold decreased $885,000 compared to 2020. The decrease in gains on loans sold was attributable to a $20.2 million, or 26.6% decrease in the proceeds from the sale of residential mortgages loans. The increase in service charges of $534,000 for 2021 was attributable to the Bank’s response to the COVID-19 pandemic in 2020 and an increase in customer spending in 2021 compared to 2020 which was impacted by mandatory stay at home orders as customers ate out less and spent less on discretionary items. The decrease in other income was due to fees on offering derivative contracts for certain customers, that provided the customer with fixed rate loans, which generated fee income of $494,000 in 2021 compared to $1,373,000 in 2020. The increase in earnings on bank owned life insurance was due to two former employees of the Company passing during the first quarter of 2021, which generated a death benefit payable to the Company of $1,155,000. The increase in brokerage and insurance commissions was attributable to growth in our south central and north central, Pennsylvania markets.

Non-interest Expenses

The following tables reflect the breakdown of non-interest expense by major category for the years ended December 31 (dollars in thousands):

Index
	2022	2021	2020
Salaries and employee benefits	27,837	25,902	$24,190
Occupancy	3,138	2,966	2,557
Furniture and equipment	565	519	757
Professional fees	1,891	1,526	1,517
FDIC insurance	676	522	476
Pennsylvania shares tax	907	880	868
Amortization of intangibles	156	192	216
Merger and acquisition	-	-	2,179
ORE expenses	17	439	451
Software expenses	1,446	1,321	1,155
Other	8,061	7,283	6,481
Total	$44,694	$41,550	$40,847

	2022/2021 Change		2021/2020 Change
	Amount	%	Amount	%
Salaries and employee benefits	$1,935	7.5	$1,712	7.1
Occupancy	172	5.8	409	16.0
Furniture and equipment	46	8.9	(238)	(31.4)
Professional fees	365	23.9	9	0.6
FDIC insurance	154	29.5	46	9.7
Pennsylvania shares tax	27	3.1	12	1.4
Amortization of intangibles	(36)	(18.8)	(24)	(11.1)
Merger and acquisition	-	NA	(2,179)	(100.0)
ORE expenses	(422)	(96.1)	(12)	(2.7)
Software expenses	125	9.5	166	14.4
Other	778	10.7	802	12.4
Total	$3,144	7.6	$703	1.7

2022 vs. 2021

Non-interest expenses for 2022 totaled $44,694,000, which represents an increase of $3,144,000, compared to 2021 expenses of $41,550,000. Salaries and employee benefits increased $1,935,000 or 7.5%. The increase was due to merit increases effective at the beginning of 2022, additional headcount 14.7 FTEs added during 2022 and increased health care related expenses due to actual claims of employees. Employee commissions related to brokerage and insurance commissions increased due to the increased sales in 2022 compared to 2021.

The increase in occupancy expenses is due to the additional branches opened during 2022 and higher utility and maintenance expenses. The increase in professional fees was due to $250,000 of fees associated with the recently announced HVB merger that is expected to close in the first half of 2023. The increase in other expenses is additional marketing expenses, primarily in the Delaware market, charge-offs associated with fraudulent customer account activity, appraisal fees, travel related expenses as the economy reopens from pandemic related issues and the Delaware franchise tax due to growth in that market. The decrease in ORE expenses is due to gains on sales of ORE properties experienced during 2022.

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

The increase in occupancy expenses was due to the additional branches acquired as part of the MidCoast acquisition and the Kennett Square branch as they are included for a full year in 2021. The decrease in merger and acquisition costs was due to costs associated with the MidCoast acquisition that closed in April 2020. The decrease in furniture and fixtures was due to a decrease in non-capitalized items that were purchased in 2020 to support the acquisition. The increase in other expenses was due to charitable contributions made in our south central Pennsylvania and Delaware markets and the Delaware franchise tax due to the performance of the Delaware market, advertising and promotions associated with the Delaware markets.

Index
PROVISION FOR INCOME TAXES

The provision for income taxes was $6,435,000, $6,199,000 and $5,263,000 for 2022, 2021 and 2020, respectively. The effective tax rates for 2022, 2021 and 2020 were 18.1%, 17.6% and 17.3%, respectively.

The increase in income tax expense of $236,000 in 2022 was due earnings on bank owned life insurance being excluded from taxable income, which was higher in 2021 than 2022, which accounts for an increase in income taxes of $205,000 at a 21% tax rate.

The increase in income tax expense of $936,000 in 2021 was due to the increase of $4,951,000 in income before the provision for income taxes, which accounts for an increase in tax expense of $1,040,000 at a 21% tax rate.

We are involved in seven limited partnership agreements that operate low-income housing projects in our market areas, two of which we entered into during 2022. During 2022, 2021 and 2020, we recognized tax credits related to one of the seven partnerships. Tax credits associated with four of the partnerships were fully utilized by December 2022. We expect to start recognizing credits on the remaining three projects in 2023. We anticipate recognizing an aggregate of $9.6 million of tax credits over the next thirteen years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), the dollar amount of change and the percentage change during the past year:

	2022 Balance	Increase	% Change	2021 Balance
Total assets	$2,333.4	$189.5	8.8	$2,143.9
Total investments	439.5	27.1	6.6	412.4
Total loans, net	1,706.4	282.2	19.8	1,424.2
Total deposits	1,844.2	8.0	0.4	1,836.2
Total borrowings	257.3	183.3	247.7	74.0
Total stockholders' equity	200.1	(12.4)	(5.8)	212.5

Cash and Cash Equivalents

Cash and cash equivalents totaled $26.2 million at December 31, 2022 compared to $172.8 million at December 31, 2021. Management actively measures and evaluates the Company’s liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the year-end composition of the investment portfolio, at fair value, for the two years ended December 31 (dollars in thousands):

	2022 Amount	% of Total	2021 Amount	% of Total
Available-for-sale:
U. S. Agency securities	$70,677	16.0	$73,945	17.8
U.S. Treasuries	148,570	33.6	115,347	27.8
Obligations of state & political subdivisions	110,300	25.0	112,021	27.0
Corporate obligations	9,383	2.1	10,333	2.5
Mortgage-backed securities	100,576	22.8	100,756	24.3
Equity securities	2,208	0.5	2,270	0.6
Total	$441,714	100.0	$414,672	100.0

Index
The Company’s investment portfolio increased during 2022 by $27.0 million. This growth was fueled by purchases made in the first half of 2022 to utilize portions of the cash position. During 2022, we purchased $53.8 million of U.S. Treasuries, $12.3 million of U.S. agencies, $33.4 million of mortgage backed securities, $18.4 million of state and local obligations and $218,000 of equity securities, which helped to offset the $19.5 million of principal repayments and $14.1 million of calls and maturities that occurred during the year. We also sold $7.5 million of bonds at a net loss of $14,000. The fair value of our investment portfolio decreased approximately $47.9 million in 2022 due to increases in market interest rates. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2022 was 1.90% compared to 1.96% for 2021 on a tax equivalent basis.

Interest rates increased dramatically in 2022 in response to historically high inflation forcing the Federal Reserve to aggressively tighten monetary policy at a pace and levels not seen in decades. The year began with accelerating inflation that was exacerbated by the Russian invasion of Ukraine driving energy prices higher with crude oil peaking at $130 a barrel in early March. Other commodities prices followed oils lead reaching extremely high levels and adding to inflationary fears.  The Federal Reserve completely abandoned their belief that inflation would prove transitory and began to tighten monetary policy by both reducing the size of its balance sheet and increasing over-night borrowing rates. Coming into the year the Central Bank’s official forecast was for a total increase in rates by 0.75%, but inflation continued to climb to levels not seen since the early 1980’s pushing the Fed Reserve into a series of 75-basis point increases then ending the year with a 50-basis point hike in December for a total increase of 4.25%. The result of these moves created an inverted Treasury yield curve with every maturity from 1 month T-Bills to 7 year Treasuries all yielding more than the 10 year Treasury. The closely followed 2-year to 10-year Treasury spread started the year at a positive 88-basis points and ended the year at a negative 55-basis points.  The 2-year Treasury started the year at 0.78% and ended the year at 4.43% while the 10-year Treasury’s move was from 1.56% to 3.88%. Commodities prices eased in the second half of the year and inflation measures fell as a result, but a strong labor market kept wage inflation high pressuring the Federal Reserve to remain resolute in maintaining an aggressive tightening monetary policy.  Treasury yields ended the year well below the peak as the inverted yield curve increased concerns the Federal Reserve would make a policy error and tighten to much. The investment strategy for 2022 has been to utilize excess cash, cashflows from the investment portfolio and deposit inflows to purchase U.S. treasury securities, due to a limited spread between US treasuries and agencies, mortgage backed securities issued by government sponsored entities and obligations of state and political securities. The increase in the investment portfolio was in response to the deposit inflows that occurred in 2021 and the first half of 2022. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, while providing sufficient cashflows to meet liquidity needs.

At December 31, 2022, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its consolidated stockholders’ equity at that date.

The expected principal repayments at amortized cost and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2022, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 4 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 21% tax rate, which was the rate in effect at December 31, 2022.

	One Year or Less		After One Year to Five years			After Five Years to Ten Years	After Ten Years			Total
	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %
Available-for-sale securities:
U.S. agency securities	$16,660	3.4	$32,447	1.9	$23,354	1.8	$6,095	1.5	$78,556	2.2
U.S. treasuries	9,972	1.0	139,459	1.1	12,805	1.6	-	-	162,236	1.1
Obligations of state & political Subdivisions	4,635	3.7	14,549	2.5	26,558	1.8	74,820	1.9	120,562	2.0
Corporate obligations	-	-	10,335	3.6	-	-	-	-	10,335	3.6
Mortgage-backed securities	19,121	1.0	36,394	1.5	42,271	1.4	17,518	1.4	115,304	1.4
Total available-for-sale	$50,388	2.0	$233,184	1.5	$104,988	1.6	$98,433	1.8	$486,993	1.6

Index
 At December 31, 2022, approximately 58.2% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.

Loans Held for Sale

Loans held for sale decreased $3.8 million to $725,000 as of December 31, 2022 from December 31, 2021. The decrease in loans held for sale was due to the reduced amount of refinancings occurring in 2022 compared to 2021 due to the higher rate environment.

Loans

The Bank’s lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities and offices in State College and Mill Hall to support commercial opportunities in central Pennsylvania, especially Centre and Clinton Counties. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. In November of 2020, we opened a branch in Kennett Square, Pennsylvania, to further serve customers obtained as part of the MidCoast acquisition, as well as to expand operations into Chester County, Pennsylvania. During 2022, expansion efforts continued in both Lancaster, Pennsylvania with the opening of an office in Ephrata, Pennsylvania and in Delaware with the opening of an office in Greenville, Delaware, which is near Wilmington, Delaware. The Bank has also received approval to open a full service branch in Williamsport, Pennsylvania that is expected to open during the summer of 2023.

We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships that our lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans, although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2022, approximately 85.9% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

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

Commercial real estate loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a typical loan to value ratio of 80% or less. During 2022 and 2021, the Bank offered certain customers derivative contracts that allowed the customer to obtain a fixed interest rate for a period up to 10 years.  Where feasible, the Bank participates in the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area.

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

Index
The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2022, the aggregate balance of our participation loans, in which a portion was sold to other lender’s totaled $195.95 million, of which $102.6 million was sold.

Activity associated with exploration for natural gas in 2022 was higher than 2021. Certain entities drilled new wells and created new pad sites and pipelines, while other companies only maintained their existing wells. Natural gas prices increased during 2022, but still experienced significant volatility in 2022. While the Bank has loaned to companies that service the exploration activities, the Bank has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Company were to service industry customers which included trucking companies, stone quarries and other support businesses. We also originated loans to businesses and individuals for restaurants, hotels and apartment rentals that were developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities were originated in a prudent and cautious manner and were subject to specific policies and procedures for lending to these entities, which included lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

The following table shows the year-end composition of the loan portfolio as of December 31, 2022 and 2021 (dollars in thousands):

	2022		2021
	Amount	%	Amount	%
Real estate:
Residential	$210,213	12.2	$201,097	14.0
Commercial	876,569	50.8	687,338	47.7
Agricultural	313,614	18.2	312,011	21.6
Construction	80,691	4.7	55,036	3.8
Consumer	86,650	5.0	25,858	1.8
Other commercial loans	63,222	3.7	74,585	5.2
Other agricultural loans	34,832	2.0	39,852	2.8
State & political subdivision loans	59,208	3.4	45,756	3.1
Total loans	1,724,999	100.0	1,441,533	100.0
Less allowance for loan losses	18,552		17,304
Net loans	$1,706,447		$1,424,229

	2022/2021 Change
	Amount	%
Real estate:
Residential	$9,116	4.5
Commercial	189,231	27.5
Agricultural	1,603	0.5
Construction	25,655	46.6
Consumer	60,792	235.1
Other commercial loans	(11,363)	(15.2)
Other agricultural loans	(5,020)	(12.6)
State & political subdivision loans	13,452	29.4
Total loans	$283,466	19.7

Index
Total loans grew $283.5 million in 2022 and total $1.72 billion at the end of 2022. The primary driver of growth during 2022 was growth in commercial and construction real estate in the Delaware market, student loans and state and political loans. This growth was offset by a decrease in other commercial and other agricultural loans of $11.4 million and $5.0 million, respectively,  due to a decrease in PPP loans and other loan paydowns during the year.

Residential real estate loans increased $9.1 million even as refinancing activity decreased during 2022 due to higher rates  During 2022, $10.0 million of residential real estate loans were originated for sale on the secondary market, which compares to $44.7 million for 2021.  For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

The following table presents the maturity distribution of our loan portfolio as of December 31, 2022 (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due in One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
Real estate:
Residential	$736	$8,003	$74,912	$126,562	$210,213
Commercial	86,776	267,583	357,755	164,455	876,569
Agricultural	20,260	17,031	156,043	120,280	313,614
Construction	2,193	29,675	33,395	15,428	80,691
Consumer	18,336	65,279	2,903	132	86,650
Other commercial loans	28,933	28,483	5,806	-	63,222
Other agricultural loans	19,232	13,257	2,343	-	34,832
State & political subdivision loans	768	1,461	27,687	29,292	59,208
	$177,234	$430,772	$660,844	$456,149	$1,724,999

The following table presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of loans in accordance with changes in the interest rate index that mature after December 31, 2023.

Sensitivity of loans to changes in interest rates - loans due after December 31, 2023:	Predetermined interest rate	Floating or adjustable interest rate	Total
Real estate:
Residential	$116,160	$93,317	$209,477
Commercial	383,030	406,763	789,793
Agricultural	13,923	279,431	293,354
Construction	32,657	45,841	78,498
Consumer	4,823	63,491	68,314
Other commercial loans	19,711	14,578	34,289
Other agricultural loans	10,736	4,864	15,600
State & political subdivision loans	35,770	22,670	58,440
	$616,810	$930,955	$1,547,765

Allowance for Loan Losses and Credit Quality Risk

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for loan losses was $18,552,000 or 1.08% of total loans as of December 31, 2022 as compared to $17,304,000 or 1.20% of loans as of December 31, 2021. The $1,248,000 increase is a result of a $1,683,000 provision for loan losses less net charge-offs of $435,000. During 2022, net charge-offs were low with the majority related to one charge-off. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

Index
	2022		2021
	Amount	%	Amount	%
Real estate loans:
Residential	$1,056	12.2	$1,147	14.0
Commercial	10,120	50.8	8,099	47.7
Agricultural	4,589	18.2	4,729	21.6
Construction	801	4.7	434	3.8
Consumer	135	5.0	262	1.8
Other commercial loans	1,040	3.7	1,023	5.2
Other agricultural loans	489	2.0	558	2.8
State & political subdivision loans	322	3.4	281	3.1
Unallocated	-	N/A	771	N/A
Total allowance for loan losses	$18,552	100.0	$17,304	100.0

The following table provides information related to credit loss experience and net (charge-offs) recoveries for 2022, 2021 and  2020.

2022	Credit Loss Expense (Benefit)	Net (charge-offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non-accrual loans as a percent of loans	Allowance to total non-accrual loans
Real estate:
Residential	$(91)	-	$204,063	0.00%	0.50%	0.28%	178.68%
Commercial	2,018	3	782,016	0.00%	1.15%	0.32%	364.29%
Agricultural	(140)	-	312,999	0.00%	1.46%	1.03%	142.43%
Construction	367	-	73,214	0.00%	0.99%	0.00%	NA
Consumer	(111)	(16)	58,715	-0.03%	0.16%	0.00%	NA
Other commercial loans	439	(422)	72,444	-0.58%	1.64%	0.10%	1677.42%
Other agricultural loans	(69)	-	34,421	0.00%	1.40%	0.82%	171.58%
State & political subdivision loans	41	-	56,004	0.00%	0.54%	0.00%	NA
Unallocated	(771)	-	-	NA	NA	NA	NA
Total	$1,683	$(435)	$1,593,876	-0.03%	1.08%	0.40%	267.40%

2021
Real estate:
Residential	$(27)	-	$203,062	0.00%	0.57%	0.30%	192.77%
Commercial	1,848	35	639,161	0.01%	1.18%	0.43%	275.01%
Agricultural	(224)	-	312,770	0.00%	1.52%	1.00%	150.94%
Construction	312	-	56,315	0.00%	0.79%	0.00%	NA
Consumer	(53)	(6)	24,125	-0.02%	1.01%	0.00%	NA
Other commercial loans	(113)	(90)	99,839	-0.09%	1.37%	0.19%	730.71%
Other agricultural loans	(306)	-	37,181	0.00%	1.40%	2.01%	69.49%
State & political subdivision loans	(198)	-	52,804	0.00%	0.61%	0.00%	NA
Unallocated	311	-	-	NA	NA	NA	NA
Total	$1,550	$(61)	$1,425,257	0.00%	1.20%	0.53%	227.21%

2020
Real estate:
Residential	$46	14	$210,696	0.01%	0.58%	0.40%	144.58%
Commercial	2,065	(398)	478,415	-0.08%	1.04%	0.76%	137.25%
Agricultural	(84)	15	311,100	0.00%	1.57%	0.99%	158.09%
Construction	79	0	26,343	0.00%	0.34%	0.00%	NA
Consumer	238	(29)	20,986	-0.14%	1.06%	0.00%	NA
Other commercial loans	3	(32)	112,054	-0.03%	1.07%	1.12%	95.48%
Other agricultural loans	(97)	-	46,101	0.00%	1.77%	2.00%	88.71%
State & political subdivision loans	(57)	-	86,143	0.00%	0.76%	0.00%	NA
Unallocated	207	-	-	NA	NA	NA	NA
Total	$2,400	$(430)	$1,291,838	-0.03%	1.13%	0.76%	147.36%

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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2022. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  Three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category for each year presented. The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:

•	Level of and trends in delinquencies, impaired/classified loans

■	Change in volume and severity of past due loans

■	Volume of non-accrual loans

■	Volume and severity of classified, adversely or graded loans

•	Level of and trends in charge-offs and recoveries

•	Trends in volume, terms and nature of the loan portfolio

•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices

•	Changes in the quality of the Bank’s loan review system

•	Experience, ability and depth of lending management and other relevant staff

•	National, state, regional and local economic trends and business conditions

■	General economic conditions

■	Unemployment rates

■	Inflation / CPI

■	Changes in values of underlying collateral for collateral-dependent loans

•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.

•	Existence and effect of any credit concentrations, and changes in the level of such concentrations

•	Any change in the level of board oversight

Index
See also “Note 5 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 69.0% of the loan portfolio at December 31 2022, 79.3% of the allowance is assigned to these portions of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 12.2% of the loan portfolio as of December 31, 2022 and 5.7% of the allowance is assigned to this segment as generally there are less inherent risks then commercial and agricultural loans.

The following table is a summary of our non-performing assets for the years ended December 31, 2022 and 2021. All non-accruing troubled debt restructurings (TDRs) are also included the non-accruing loans totals.

	2022	2021
Non-performing assets:
Non-accruing loans	$6,938	$7,616
Accrual loans - 90 days or more past due	7	46
Total non-performing loans	$6,945	$7,662
Foreclosed assets held for sale	543	1,180
Total non-performing assets	$7,488	$8,842

Troubled debt restructurings (TDR)
Non-accruing TDRs	$3,333	$4,295
Accrual TDRs	4,358	6,810
Total troubled debt restructurings	$7,691	$11,105

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2021 to December 31, 2022 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	December 31, 2022				December 31, 2021
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days Past Due	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$469	$-	$591	$591	$492	$46	$595	$641
Commercial	1,018	-	2,778	2,778	243	-	2,945	2,945
Agricultural	-	-	3,222	3,222	31	-	3,133	3,133
Construction	-	-	-	-	-	-	-	-
Consumer	147	7	-	7	163	-	-	-
Other commercial loans	1,695	-	62	62	28	-	140	140
Other agricultural loans	-	-	285	285	10	-	803	803
Total nonperforming loans	$3,329	$7	$6,938	$6,945	$967	$46	$7,616	$7,662

	Change in Non-Performing Loans
	2022 / 2021
	Amount	%
Real estate:
Residential	$(17)	(2.8)
Commercial	(200)	(6.7)
Agricultural	89	2.8
Construction	-	-
Consumer	7	NA
Other commercial loans	(78)	(55.7)
Other agricultural loans	(518)	(64.5)
Total nonperforming loans	$(717)	(9.4)

Index
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

For the year ended December 31, 2022, we recorded a provision for loan losses of $1,683,000 which compares to $1,550,000 for the same period in 2021, an increase of $133,000. The increase is primarily attributable to the organic loan growth that occurred during 2022  offset by the improved economic conditions in relation to the COVID-19 pandemic in 2022 compared to 2021. Non-performing loans decreased $717,000 from December 31, 2021 to December 31, 2022 with the decrease being primarily due to two customer relationships that made payments on the outstanding loans balances during 2022. At December 31, 2022, approximately 55.2% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial loan relationship with $804,000 outstanding, and additional letters of credit of $1.2 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of December 31, 2022. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2020, the Company had the underlying equipment collateral appraised and in the first quarter of 2022, the Company had the quarry appraised. The appraisals indicated a decrease in collateral values compared to the appraisal ordered for the loan origination, however, the loan was still considered well secured on a loan to value basis at December 31, 2022. In 2021 and 2022, the customer has liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of December 31, 2022.

•
An agricultural loan customer with a total loan relationship of $1.9 million, secured by real estate, equipment and cattle, was on non-accrual status as of December 31, 2022. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that have continued through 2022. Included within these loans to this customer are $758,000 of loans which are subject to Farm Service Agency guarantees.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2020, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of December 31, 2022.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of December 31, 2022. The COVID-19 pandemic has escalated the cash flow difficulties this customer was experiencing. We expect that we will need to rely upon the collateral for repayment of interest and principal. Management reviewed the collateral and determined that no specific reserve was required as of December 31, 2022.

Management believes that the allowance for loan losses at December 31, 2022 was adequate at that date, which was based on the following factors:

•	Three loan relationships comprise 55.2% of the non-performing loan balance, which did not require any specific reserves as of December 31, 2022.

•	The Company has a history of low charge-offs, which were 0.03% and 0.00% of average loans for 2022 and 2021, respectively.

Index
Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset current and future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2022 and 2021, the cash surrender value of the life insurance was $39.4 million and $38.5 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $852,000, $1,828,000 and $695,000 in 2022, 20210 and 2020, respectively with the decrease due to the death benefits received in 2021 upon the  passing of two former employees. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Effective January 1, 2015, the Company restructured its agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under the restructured agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds. The policies acquired as part of the acquisition of MidCoast are only for the benefit of the Bank. The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB, provide a fixed dollar benefit for the beneficiary’s’ estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of December 31, 2022 and 2021, included in other liabilities on the Consolidated Balance sheet is a liability of $660,000 and $696,000, respectively, for the obligation under the split-dollar benefit agreements.

Fair Value of Derivative Instruments - asset

The Company holds derivative instruments to hedge interest rate risk and to offer customers longer term fixed rate loans through a program similar to a back to back swap, which results in both a derivative asset and liability on the Consolidated Balance Sheet. (See Note 17 for additional information). As of December 31, 2022 and 2021, the fair value for the derivatives instruments was $16.6 million and $4.0 million, respectively. The change in the fair value of financial instruments was due to the rise in market interest rates during 2022. The effective portion of changes in the fair value of the cash flow interest hate hedge derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

Deferred Tax Asset

Deferred tax assets are computed based on the difference between the financial statement basis and income tax basis of assets and liabilities using the enacted marginal tax rates.  Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period. (See note 12 for additional information) As of December 31, 2022 and 2021, the balance for deferred tax assets was $12.9 million and $4.1 million, respectively. The change was due to the impact market interest rates had on the fair values of the Company’s available for sale investment portfolio and cashflow hedges for interest rate risk.

Other Assets

Other assets increased $11.1 million in 2022 to $25.8 million from $14.7 million in 2021. Due to increased borrowing levels with FHLB of Pittsburgh, regulatory stock increased $7.3 million during 2022. We entered into and extended several leases during the year, which resulted in the right of use asset for facilities increasing $1.7 million. As a result of the discount rates utilized for the pension plan, the pension asset increased $1.2 million. The balance in investments in low income housing projects increased $1.0 million due to investments made in three partnerships during 2022. Foreclosed properties were sold during 2022, which resulted in a decrease to other assets of $637,000.

Index
 Deposits

The following table shows the breakdown of deposits by deposit type (dollars in thousands) at December 31:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$396,261	21.5	$358,073	19.5	$303,762	19.1
NOW accounts	512,501	27.8	485,292	26.4	422,083	26.6
Savings deposits	321,917	17.5	313,048	17.0	255,853	16.1
Money market deposit accounts	335,838	18.2	350,122	19.1	225,968	14.2
Certificates of deposit	277,691	15.0	329,616	18.0	381,192	24.0
Total	$1,844,208	100.0	$1,836,151	100.0	$1,588,858	100.0

	2022/2021 Change		2021/2020 Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$38,188	10.7	$54,311	17.9
NOW accounts	27,209	5.6	63,209	15.0
Savings deposits	8,869	2.8	57,195	22.4
Money market deposit accounts	(14,284)	(4.1)	124,154	54.9
Certificates of deposit	(51,925)	(15.8)	(51,576)	(13.5)
Total	$8,057	0.4	$247,293	15.6

2022

Total deposits increased $8.1 million in 2022, or 0.4%. Deposit levels remained consistent during 2022 after significant growth in 2021 that was due to government stimulus funds in response to the COVID-19 pandemic. With the increase in market interest rates, customer are moving funds to obtain additional liquidity and higher rates. We continue to enhance our cash management services to improve our customer services. Brokered certificates of deposit increased $16.0 million as new brokered CDs were issued during 2022. As a percentage of total deposits, non-interest-bearing deposits totaled 21.5% as of the end of 2022, which compares to 19.5% at the end of 2021. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition.

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

Remaining maturities of certificates of deposit in excess of FDIC insurance limits are as follows for December 31, 2022 (dollars in thousands):

3 months or less	$6,166
Over 3 months through 6 months	7,602
Over 6 months through 12 months	18,275
Over 12 months	22,244
Total	$54,287
As a percent of total certificates of deposit	19.55%

Uninsured deposits as of December 31, 2022 and 2021, are estimated based on regulatory reporting requirements to be $732,173,000 and $742,304,000, respectively.

Index
Deposits by type of depositor are as follows (dollars in thousands) at December 31:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Individuals	$921,404	50.0	$938,331	51.1	$865,041	54.4
Businesses and other organizations	586,531	31.8	534,402	29.1	467,159	29.4
State & political subdivisions	336,273	18.2	363,418	19.8	256,658	16.2
Total	$1,844,208	100.0	$1,836,151	100.0	$1,588,858	100.0

Borrowed Funds

Borrowed funds increased $183.3 million during 2022 to fund loan growth during the year. Short term borrowings from the FHLB increased $187.1 million and totaled $212.1 million as of December 31, 2022 compared to $25.0 million as of December 31, 2021. Long term borrowings from the FHLB decreased $4.7 million and total $10.0 million. Term loans from the FHLB totaled $10.0 million and $14.7 million as of December 31, 2022 and 2021, respectively. The change in term loans was due to $4.7 million of term loans maturing during 2022. The Company did not issue any long term debt during 2022. In the fourth quarter of 2022, the Company entered into a line of credit with a Pennsylvania community bank for $20.0 million that is unused as of December 31, 2022. Management continually monitors interest rates in order to minimize interest rate risk in future years and as part of this may extend some of the short term borrowings via term notes. The Bank has five interest rate swap agreements outstanding to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million, $10.0 million and three agreements of $6.0 million. The $15.0 million and $10.0 million were originated on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. The three $6.0 million agreements originated on May 14, 2020 with a two year forward start date and expire on May 14, 2027, 2029 and 2032 The Company has an interest rate swap agreement outstanding that was entered into on April 13, 2020, to convert floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap agreement expires on June 17, 2027.  The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The fair value of the interest rate swaps at December 31, 2022 was $ 6,873,000 and is included within fair value of derivative instruments – asset on the consolidated balance sheets.

Fair Value of Derivative Instruments - liability

The Company holds derivative instruments to hedge interest rate risk and to offer customers longer term fixed rate loans through a program similar to a back to back swap, which results in both a derivative asset and liability on the Consolidated Balance Sheet. (See Note 17 for additional information). As of December 31, 2022 and 2021, the fair value for the derivatives instruments was $9.7 million and $2.1 million, respectively. The change in the fair value of financial instruments was due to rise in market interest rates during 2022. The effective portion of changes in the fair value of the cash flow interest hate hedge derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

Other Liabilities

Other liabilities increased $2.4 million to $20.8 million during 2022. We entered into and extended several leases during the year, which resulted in the right of use asset for facilities increasing $1.7 million. Employee benefit accruals, including profit sharing increased $477,000.

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

Index
Our Board of Directors determines our cash dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2022 and 2021, the Company paid out 26.11% and 25.36% of net income in cash dividends, respectively.

As of December 31, 2022, the total number of common shares outstanding was 3,971,209. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2022 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements. During 2022, we purchased 18,700 shares of treasury stock at a weighted average cost of $68.40 per share. The Company awarded 3,333 shares of restricted stock to employees at a weighted average cost per share of $68.69 under an equity incentive plan. The Board of Directors was awarded 1,800 shares at a cost of $67.53 per share under an incentive plan.

Stockholders’ equity decreased 5.8% in 2022 to $200.1 million.  Excluding accumulated other comprehensive income (loss), stockholders’ equity increased $20.6 million, or 9.7%., Net income for 2022 was $29.1 million, offset by net cash dividends of $7,588,000 and net treasury stock activity of $826,000. All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive loss decreased $32,986,000 from December 31, 2021, primarily as result of the decrease in the fair market value of the investment portfolio. Total stockholders’ equity was approximately 8.6% of total assets as of December 31, 2022, compared to 9.9% of total assets as of December 31, 2021.

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

Capital expenditures, including software purchases in 2022 totaled $1,635,000, which included:

■	Branch facility, Ephrata, Pennsylvania totaling $1,011,000
■	Branch facility, Greenville, Delaware $73,000
■	Signage upgrades and rebranding purchases totaling $71,000
■	ATM upgrades totaling $40,000
■	Building security improvements totaling $78,000
■	Computers, servers and copier purchases $96,000

Capital expenditures, including software purchases in 2021 totaled $1,105,000, which included:

Index
■	Operations building in Wellsboro, Pennsylvania totaling $753,000
■	Vehicle purchases totaling $82,000
■	ATM upgrades totaling $124,000
■	Building and ground improvements totaling $96,000

We expect these expenditures will support our initiatives and will create operating efficiencies, while providing quality customer service.

In addition to the Bank’s cash balances, the Bank achieves additional liquidity primarily from its investment in the FHLB of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $871.2 million, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also has two federal funds line with third party providers in the total amount of $34.0 million as of December 31, 2022, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $1.0 million, which is collateralized by $1.4 million of municipal loans. The Company has a $20.0 million line of credit with a Pennsylvania community bank, which is unutilized as of December 31, 2022.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2022, the Company (unconsolidated basis) had liquid assets of $15.6 million.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require cash payments. The following table (in thousands) presents as of December 31, 2022, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 9, 10 and 18 to the Consolidated Financial Statements.

Contractual Obligations	One year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,566,517	$-	$-	$-	$1,566,517
Time deposits	153,926	82,643	35,356	5,766	277,691
FHLB Advances	169,110	-	-	-	169,110
Term borrowings - FHLB	43,000	10,000	-	-	53,000
Note Payable	-	-	-	7,500	7,500
Subordinated Debt	-	-	-	10,000	10,000
Repurchase agreements	17,776	-	-	-	17,776
Operating leases	847	1,466	1,277	2,354	5,944
Total	$1,951,176	$94,109	$36,633	$25,620	$2,107,538

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

Index
For the year ended December 31, 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

At December 31, 2022, the Company had equity securities that represent only 0.09% of our total assets, and therefore market risk related to equity securities is not significant.

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

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2022
	Within Three Months	Four to Twelve Months	One to Two Years	Two to Three Years	Three to Five Years	Over Five Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$1,397	$2,085	$250	$-	$3,720	$-	$7,452
Investment securities	24,724	31,141	62,981	58,072	108,856	201,219	486,993
Residential mortgage loans	35,195	34,287	34,429	28,925	39,802	37,575	210,213
Construction loans	31,326	24,196	25,169	-	-	-	80,691
Commercial and farm loans	220,874	205,114	177,534	222,950	374,199	87,566	1,288,237
Loans to state & political subdivisions	7,628	3,900	5,059	4,831	14,404	23,386	59,208
Other loans	66,460	4,299	4,468	3,216	3,835	4,372	86,650
Total interest-earning assets	$387,604	$305,022	$309,890	$317,994	$544,816	$354,118	$2,219,444
Interest-bearing liabilities:
NOW accounts	$338,542	$-	$-	$-	$-	$173,959	$512,501
Savings accounts	-	-	-	-	-	321,917	321,917
Money Market accounts	309,211	-	-	-	-	26,627	335,838
Certificates of deposit	43,299	110,627	50,951	31,692	35,356	5,766	277,691
Long-term borrowing	186,886	-	10,000	15,000	33,392	12,000	257,278
Total interest-bearing liabilities	$877,938	$110,627	$60,951	$46,692	$68,748	$540,269	$1,705,225
Excess interest-earning assets (liabilities)	$(490,334)	$194,395	$248,939	$271,302	$476,068	$(186,151)
Cumulative interest-earning assets	$387,604	$692,626	$1,002,516	$1,320,510	$1,865,326	$2,219,444
Cumulative interest-bearing liabilities	877,938	988,565	1,049,516	1,096,208	1,164,956	1,705,225
Cumulative gap	$(490,334)	$(295,939)	$(47,000)	$224,302	$700,370	$514,219
Cumulative interest rate sensitivity ratio (1)	0.44	0.70	0.96	1.20	1.60	1.30

The previous table and the simulation models discussed below are presented assuming money market investment accounts and NOW accounts in the top interest rate tier are re-priced within the first three months. The loan amounts reflect the principal balances expected to be re-priced as a result of contractual amortization and anticipated early payoffs.

Index
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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning the timing of interest rate changes, prepayment speeds on mortgage loans and mortgage securities and deposit pricing movements.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2022 (dollars in thousands):

Changes in Rates	Prospective One-Year Net Interest Income	Change In Prospective Net Interest Income	% Change In Prospective Net Interest Income
-400 Shock	$75,244	$(2,002)	-2.59%
-300 Shock	76,146	(1,100)	-1.42%
-200 Shock	77,035	(211)	-0.27%
-100 Shock	77,559	313	0.41%
Base	77,246	-	-
+100 Shock	75,649	(1,597)	-2.07%
+200 Shock	73,838	(3,408)	-4.41%
+300 Shock	72,281	(4,965)	-6.43%
+400 Shock	70,704	(6,542)	-8.47%

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The projections above utilize a static balance sheet and do not include any changes that may result from the growth of the Bank. Management has developed policy limits for acceptable changes in net interest income for multiple scenarios, including shock scenarios. As of December 31, 2022, changes in net interest income projected for all scenarios, including the shock scenarios noted above are in line with Bank policy limits for interest rate risk.

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

Other than Temporary Impairment

All securities are evaluated periodically to determine whether a decline in their value is other than temporary and is a matter of judgment.  For debt securities, management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income (loss), net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

Index
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

Goodwill and Other Intangible Assets

As discussed in Note 1 of the consolidated financial statements, the Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2022, 2021 or 2020.

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

Index
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate and Market Risk Management”, appearing in this Annual Report on Form 10-K.

Index

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2022	2021
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$24,814	$14,051
Interest-bearing	1,397	158,782
Total cash and cash equivalents	26,211	172,833
Interest bearing time deposits with other banks	6,055	11,026
Equity securities	2,208	2,270
Available-for-sale securities	439,506	412,402
Loans held for sale	725	4,554
Loans (net of allowance for loan losses: 2022, $18,552; 2021, $17,304)	1,706,447	1,424,229
Premises and equipment	17,619	17,016
Accrued interest receivable	7,332	5,235
Goodwill	31,376	31,376
Bank owned life insurance	39,355	38,503
Other intangibles	1,272	1,627
Fair value of derivative instruments - asset	16,599	4,011
Deferred tax asset	12,886	4,082
Other assets	25,802	14,699
TOTAL ASSETS	$2,333,393	$2,143,863
LIABILITIES:
Deposits:
Noninterest-bearing	$396,260	$358,073
Interest-bearing	1,447,948	1,478,078
Total deposits	1,844,208	1,836,151
Borrowed funds	257,278	73,977
Accrued interest payable	1,232	711
Fair value of derivative instruments - liability	9,726	2,101
Other liabilities	20,802	18,431
TOTAL LIABILITIES	2,133,246	1,931,371
STOCKHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares 2022 and 2021; none issued in 2022 or 2021	-	-
Common Stock $1.00 par value; authorized 25,000,000 shares 2022 and 2021; issued 4,427,687 and 4,388,901 shares in 2022 and 2021, respectively	4,428	4,389
Additional paid-in capital	80,911	78,395
Retained earnings	164,922	146,010
Accumulated other comprehensive income (loss)	(33,141)	(155)
Treasury stock, at cost: 456,478 and 444,481 shares for 2022 and 2021, respectively	(16,973)	(16,147)
TOTAL STOCKHOLDERS’ EQUITY	200,147	212,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,333,393	$2,143,863

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$74,265	$66,371	$63,538
Interest-bearing deposits with banks	400	447	401
Investment securities:
Taxable	5,615	3,820	4,090
Nontaxable	2,454	2,201	1,869
Dividends	623	378	398
TOTAL INTEREST AND DIVIDEND INCOME	83,357	73,217	70,296
INTEREST EXPENSE:
Deposits	7,316	5,837	6,851
Borrowed funds	3,907	1,268	1,254
TOTAL INTEREST EXPENSE	11,223	7,105	8,105
NET INTEREST INCOME	72,134	66,112	62,191
Provision for loan losses	1,683	1,550	2,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	70,451	64,562	59,791
NON-INTEREST INCOME:
Service charges	5,346	4,755	4,221
Trust	803	865	803
Brokerage and insurance	1,895	1,625	1,297
Equity security gains (losses), net	(247)	339	(41)
Available for sale security gains (losses), net	(14)	212	305
Gains on loans sold	258	1,283	2,168
Earnings on bank owned life insurance	852	1,828	695
Other	845	1,398	1,974
TOTAL NON-INTEREST INCOME	9,738	12,305	11,422
NON-INTEREST EXPENSES:
Salaries and employee benefits	27,837	25,902	24,190
Occupancy	3,138	2,966	2,557
Furniture and equipment	565	519	757
Professional fees	1,891	1,526	1,517
Federal depository insurance	676	522	476
Pennsylvania shares tax	907	880	868
Amortization of intangibles	156	192	216
Merger and acquisition	-	-	2,179
ORE expenses	17	439	451
Software expenses	1,446	1,321	1,155
Other	8,061	7,283	6,481
TOTAL NON-INTEREST EXPENSES	44,694	41,550	40,847
Income before provision for income taxes	35,495	35,317	30,366
Provision for income taxes	6,435	6,199	5,263
NET INCOME	$29,060	$29,118	$25,103
PER COMMON SHARE DATA:
EARNINGS PER SHARE - BASIC	$7.32	$7.31	$6.46
EARNINGS PER SHARE - DILUTED	$7.32	$7.31	$6.46
CASH DIVIDENDS PER SHARE	$1.90	$1.84	$1.88

Number of shares used in computation - basic	3,969,722	3,984,085	3,883,027
Number of shares used in computation - diluted	3,969,722	3,984,085	3,884,868

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income (Loss)
Year Ended December 31,

(in thousands)	2022	2021	2020
Net Income	$29,060	$29,118	$25,103

Other Comprehensive income (loss)
Securities available for sale
Unrealized holding gain (loss) during the period	(47,885)	(7,071)	5,074
Income tax (benefit)	(10,056)	(1,485)	1,066
Subtotal	(37,829)	(5,586)	4,008
Reclassification adjustment for (gains) losses included in income	14	(212)	(305)
Income tax (benefit)	3	(44)	(65)
Subtotal	11	(168)	(240)

Unrealized loss (gain) on interest rate swap	4,963	1,920	(11)
Income tax (benefit)	1,043	402	(2)
Other comprehensive (loss) gain on interest rate swap	3,920	1,518	(9)

Change in unrecognized pension costs	1,155	1,892	(688)
Income tax (benefit)	243	398	(145)
Other comprehensive gain (loss) gain on unrecognized pension costs	912	1,494	(543)

Net other comprehensive (loss) income	(32,986)	(2,742)	3,216
Comprehensive (loss) income	$(3,926)	$26,376	$28,319

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	3,938,668	$3,939	$55,089	$110,800	$(629)	$(14,425)	$154,774
Comprehensive income:
Net income				25,103			25,103
Net other comprehensive income					3,216		3,216
Stock dividend (1%)	38,318	38	1,878	(1,916)			-
Stock issued for acquisition	373,356	373	18,854				19,227
Purchase of treasury stock (40,438 shares)						(2,122)	(2,122)
Restricted stock, executive and Board of Director awards			(260)			408	148
Restricted stock vesting			326				326
Sale of treasury stock			1			125	126
Forfeited restricted stock			19			(19)	-
Cash dividend reinvestment paid from treasury stock			1	(821)		820	-
Cash dividends, $1.881 per share				(6,539)			(6,539)
Balance, December 31, 2020	4,350,342	$4,350	$75,908	$126,627	$2,587	$(15,213)	$194,259

Comprehensive income:
Net income				29,118			29,118
Net other comprehensive income (loss)					(2,742)		(2,742)
Stock dividend (1%)	38,559	39	2,313	(2,352)			-
Purchase of treasury stock (23,390 shares)						(1,374)	(1,374)
Restricted stock, executive and Board of Director awards			(273)			444	171
Restricted stock vesting			443				443
Forfeited restricted stock			4			(4)	-
Cash dividends, $1.843 per share				(7,383)			(7,383)
Balance, December 31, 2021	4,388,901	$4,389	$78,395	$146,010	$(155)	$(16,147)	$212,492

Comprehensive loss:
Net income				29,060			29,060
Net other comprehensive loss					(32,986)		(32,986)
Stock dividend (1%)	38,786	39	2,521	(2,560)			-
Purchase of treasury stock (18,700 shares)						(1,279)	(1,279)
Restricted stock, executive and Board of Director awards			(226)			370	144
Restricted stock vesting			192				192
Sale of treasury stock			6			106	112
Forfeited restricted stock			23			(23)	-
Cash dividends, $1.901 per share				(7,588)			(7,588)
Balance, December 31, 2022	4,427,687	$4,428	$80,911	$164,922	$(33,141)	$(16,973)	$200,147

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$29,060	$29,118	$25,103
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,683	1,550	2,400
Depreciation and amortization	1,033	1,113	1,138
Amortization and accretion of loans and other assets	(1,950)	(4,535)	(3,960)
Amortization and accretion on investment securities	1,889	2,215	1,155
Deferred income taxes	(36)	689	367
Equity security (gains) losses, net	247	(339)	41
Available for sale security (gains) losses, net	14	(212)	(305)
Earnings on bank owned life insurance	(852)	(1,828)	(695)
Stock awards	336	614	473
Originations of loans held for sale	(10,024)	(44,668)	(88,024)
Proceeds from sales of loans held for sale	14,004	55,621	75,809
Realized gains on loans sold	(258)	(1,283)	(2,168)
(Increase) decrease in accrued interest receivable	(2,097)	764	(857)
Increase (decrease) in accrued interest payable	521	(306)	(235)
Other, net	(330)	180	1,580
Net cash provided by operating activities	33,240	38,693	11,822
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	7,480	29,198	23,415
Proceeds from maturity and principal repayments of securities	33,554	55,520	70,008
Purchase of securities	(117,913)	(211,218)	(143,987)
Purchase of equity securities	(218)	-	(1,339)
Proceeds from sale of equity securities	33	-	168
Proceeds from redemption of Regulatory Stock	7,770	4,989	9,454
Purchase of Regulatory Stock	(15,105)	(3,688)	(7,396)
Net increase in loans	(281,389)	(32,111)	(63,440)
Purchase of interest bearing time deposits	(3,720)	-	(350)
Proceeds from matured interest bearing time deposits with other banks	5,954	2,732	848
Proceeds from sale of interest bearing time deposits with other banks	2,733	-	-
Purchase of bank owned life insurance	-	(7,800)	-
Purchase of premises, equipment and software	(1,634)	(1,105)	(942)
Proceeds from life insurance	-	3,714	-
Investments in low income housing partnerships	(1,123)	-	-
Proceeds from sale of foreclosed assets held for sale	1,126	1,537	1,805
Acquisition, net of cash paid	-	-	1,022
Net cash used in investing activities	(362,452)	(158,232)	(110,734)
Cash Flows from Financing Activities:
Net increase in deposits	8,057	247,293	168,914
Proceeds from long-term borrowings	-	9,869	20,000
Repayments of long-term borrowings	(4,725)	(26,800)	(15,000)
Net increase (decrease) in short-term borrowed funds	188,013	2,060	(16,280)
Purchase of treasury stock	(1,279)	(1,374)	(2,122)
Sale of treasury stock to employee stock purchase plan	112	-	126
Dividends paid	(7,588)	(7,383)	(6,539)
Net cash provided by financing activities	182,590	223,665	149,099
Net (decrease) increase in cash and cash equivalents	(146,622)	104,126	50,187
Cash and Cash Equivalents at Beginning of Year	172,833	68,707	18,520
Cash and Cash Equivalents at End of Year	$26,211	$172,833	$68,707

Supplemental Disclosures of Cash Flow Information:
Interest paid	$10,703	$7,411	$8,175
Income taxes paid	$6,600	$5,500	$4,750
Non-cash activities:
Stock dividend	$2,560	$2,352	$1,916
Real estate acquired in settlement of loans	$61	$906	$281
Right of use asset and liability	$2,403	$1,636	$636

Acquisition of			Midcoast Community Bancorp Inc.
Non-cash assets acquired
Available-for-sale securities	$-	$-	$-
Interest bearing time deposits with other banks	-	-	-
Loans	-	-	223,235
Premises and equipment	-	-	1,787
Accrued interest receivable	-	-	586
Bank owned life insurance	-	-	3,766
Intangibles	-	-	157
Deferred tax asset	-	-	3,402
Other assets	-	-	2,878
Goodwill	-	-	8,080
	-	-	243,891
Liabilities assumed
Noninterest-bearing deposits	-	-	38,694
Interest-bearing deposits	-	-	170,132
Accrued interest payable	-	-	164
Borrowed funds	-	-	15,497
Other liabilities	-	-	1,198
	-	-	225,685
Net non-cash liabilities acquired	-	-	18,206
Cash and cash equivalents acquired	$-	$-	$8,637

See accompanying notes to consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”) is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CZFS Acquisition Company, LLC (CZFS), and its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and its wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA, LLC (“Realty”). CZFS was formed in March 2020 as part of the merger with Midcoast Community Bancorp. Inc. (“MidCoast”). Realty was formed in March of 2019 to manage and sell properties acquired by the Bank in the settlement of a bankruptcy filing with a commercial customer.  On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (FNB).  On December 8, 2017, the Bank completed its acquisition of the S&T Bank branch in State College (State College). On April 17, 2020, the Company completed its acquisition of MidCoast. As of December 31, 2022, the Bank operates thirty two full-service banking branches in Potter, Tioga, Bradford, Clinton, Lebanon, Lancaster, Berks, Schuylkill, Centre and Chester counties, Pennsylvania, Allegany County, New York, and the cities of Wilmington and Dover, Delaware, and a limited branch office in Union county, Pennsylvania. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.

On October 18, 2022, the Company and HV Bancorp, Inc. (“HVBC”), the holding company for Huntingdon Valley Bank (“HVB”),) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which HVBC will merge with and into the Company Concurrent with the merger, it is expected that HVB will merge with and into the Bank, with the Bank as the surviving institution.

Under the terms of the Merger Agreement, each outstanding share of HVBC common stock will be converted into either the right to receive $30.50 in cash or 0.40 shares of the Company’s common stock.  Not more than 20% of the outstanding shares of HVBC common stock (including for this purpose, dissenters’ shares) may be paid in cash and the remainder will be paid in the Company’s common stock.   In the event of a greater than 20% decline in market value of the Company’s common stock, HVBC may, in certain circumstances, be able to terminate the Merger Agreement unless the Company increases the number of shares into which HVBC common stock may be converted or increases in the cash component of the merger consideration.

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

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2022 and 2021.

Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2022 and 2021.

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

Index
Equity Securities – This category includes common stocks of public companies. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. Dividends are recognized as income when earned.

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

Goodwill

The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company may also perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2022, 2021 or 2020.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees. Any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the Bank receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary named by the insured person in the policy. The Company is the sole beneficiary of any death benefits received from non-active insured persons. Additionally, as a result of the MidCoast acquisition, the Company acquired life insurance policies on former MidCoast employees. The Company is owner and sole beneficiary of these policies. The Company acquired life insurance policies on former FNB employees and directors, as part of the acquisition of FNB. The policies obtained as part of the acquisition provide a fixed dollar benefit to the former employee or director beneficiaries, whether or not the insured person is affiliated with the Company at the time of his or her death. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as other non-interest income.  The obligation of $660,000 and $696,000 under split-dollar benefit agreements to former employees and directors or their beneficiaries have been recognized as liabilities on the consolidated balance sheet at December 31, 2022 and 2021. The (benefit)/expenses associated with the split dollar benefit were ($36,000), $9,000 and $3,000 for 2022, 2021 and 2020, respectively.

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

Employee Benefit Plans

The Company has noncontributory defined benefit pension plan covering employees hired before January 1, 2007. It is the Company’s policy to fund pension costs on a current basis to the extent deductible under existing tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

Index
Advertising Costs

Advertising and promotion costs are generally expensed as incurred and amounted to $970,000, $838,000 and $716,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Comprehensive Income (Loss)

The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio, unrealized gains (losses) on interest rate swaps and unrecognized pension costs.

Recent Accounting Pronouncements – Not yet effective

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This standard, along with several other subsequent codification updates, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses that are expected to occur over the remaining life of a financial asset and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (“CECL”) will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures.

Management has completed its implementation plan, segmentation and testing, and model validation. The implementation plan included drafting of additional controls and policies to govern data uploads to its third-party vendor, balancing and reconciling, testing and auditing of inputs, and review and decision-making surrounding segmentation, methodologies, qualitative factor adjustments, and reasonable and supportable forecasts and reversion techniques. Parallel runs were processed during 2022 and the results were consistent with management’s expectations. The implementation plan is currently going through the Company’s control structure and internal control testing is being performed.

As a result of adopting this standard, the Company expects the decrease in its allowance effective January 1, 2023, will result in a combined 10.0 percent to 15.0 percent decrease in our allowance for loan losses and our reserves for unfunded commitments. These estimates are subject to further refinements based on ongoing evaluations of our model, methodologies, and judgments, as well as prevailing economic conditions and forecasts as of the adoption date.  The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

At adoption, the Company did not have any securities classified as HTM debt securities. No allowance was recorded related to AFS debt securities at the date of adoption, January 1, 2023.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

	2022	2021	2020
Basic earnings per share computation:
Net income applicable to common stock	$29,060,000	$29,118,000	$25,103,000
Weighted average common shares outstanding	3,969,722	3,984,085	3,883,027
Earnings per share - basic	$7.32	$7.31	$6.46

Diluted earnings per share computation:
Net income applicable to common stock	$29,060,000	$29,118,000	$25,103,000

Weighted average common shares outstanding for basic earnings per share	3,969,722	3,984,085	3,883,027
Add: Dilutive effects of restricted stock	-	-	1,841
Weighted average common shares outstanding for dilutive earnings per share	3,969,722	3,984,085	3,884,868
Earnings per share - dilutive	$7.32	$7.31	$6.46

Nonvested shares of restricted stock totaling 5,458, 5,494 and 4,302 were outstanding during 2022, 2021 and 2020 respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had per share prices ranging from $44.93-$74.27, $44.93-$63.19 and $58.37-$62.93 for 2022, 2021 and 2020, respectively.

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

Index
The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

Revenue stream
Service charges on deposit accounts	2022	2021	2020
Overdraft fees	$1,374	$1,111	$1,171
Statement fees	208	225	207
Interchange revenue	3,226	2,801	2,287
ATM income	229	388	323
Other service charges	309	230	233
Total Service Charges	5,346	4,755	4,221
Trust	803	865	803
Brokerage and insurance	1,895	1,625	1,297
Other	543	492	339
Total	$8,587	$7,737	$6,660

3. RESTRICTIONS ON CASH AND DUE FROM BANKS

Effective March 26, 2020, the Federal Reserve reduced reserve requirements to zero for all depository institutions. There were no required federal reserves included in “Cash and due from banks” at December 31, 2022 or December 31, 2021. The required reserves are used to facilitate the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank. Federal law prohibits the Company from borrowing from the Bank unless the loans are secured by specific collateral.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, 2022 and 2021 were as follows (in thousands):

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Agency securities	$78,556	$-	$(7,879)	$70,677
U.S. Treasuries	162,236	-	(13,666)	148,570
Obligations of state and political subdivisions	120,562	35	(10,297)	110,300
Corporate obligations	10,335	-	(952)	9,383
Mortgage-backed securities in government sponsored entities	115,304	15	(14,743)	100,576
Total available-for-sale securities	$486,993	$50	$(47,537)	$439,506

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Agency securities	$73,803	$976	$(834)	$73,945
U.S. Treasuries	116,743	63	(1,459)	115,347
Obligations of state and political subdivisions	109,367	2,706	(52)	112,021
Corporate obligations	10,378	39	(84)	10,333
Mortgage-backed securities in government sponsored entities	101,727	597	(1,568)	100,756
Total available-for-sale securities	$412,018	$4,381	$(3,997)	$412,402

Index
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021 (in thousands). As of December 31, 2022, the Company owned 361 securities each of whose fair value was less than its cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$39,729	$(1,892)	$30,948	$(5,987)	$70,677	$(7,879)
U.S. Treasuries	32,673	(1,337)	115,897	(12,329)	148,570	(13,666)
Obligations of states and political subdivisions	66,725	(4,887)	35,782	(5,410)	102,507	(10,297)
Corporate obligations	2,165	(165)	6,218	(787)	8,383	(952)
Mortgage-backed securities in government sponsored entities	40,270	(3,367)	57,319	(11,376)	97,589	(14,743)
Total securities	$181,562	$(11,648)	$246,164	$(35,889)	$427,726	$(47,537)

2021
U.S. agency securities	$26,754	$(387)	$7,542	$(447)	$34,296	$(834)
U.S. Treasuries	106,794	(1,459)	-	-	106,794	(1,459)
Obligations of states and political subdivisions	10,744	(26)	2,899	(26)	13,643	(52)
Corporate obligations	6,922	(84)	-	-	6,922	(84)
Mortgage-backed securities in government sponsored entities	60,182	(1,305)	7,975	(263)	68,157	(1,568)
Total securities	$211,396	$(3,261)	$18,416	$(736)	$229,812	$(3,997)

As of December 31, 2022, the Company’s investment securities portfolio contained unrealized losses on U.S. Treasuries, agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations and mortgage backed securities in government sponsored entities. For fixed maturity available for sale investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. As of December 31, 2022 and 2021, the Company had concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2022, 2021 and 2020 were $7,480,000, $29,198,000 and $23,415,000, respectively. The gross losses realized during 2022 consisted of $14,000 from the sales of three agency securities. The gross gains realized during 2021 consisted of $177,000 and $125,000 from the sales of six treasury securities and three agency securities, respectively. The gross losses realized during 2021 consisted of $90,000 from the sale of one agency security. The gross gains realized during 2020 consisted of $344,000 from the sales of seventeen mortgage backed securities. The gross losses realized during 2020 consisted of $39,000 from the sale of two mortgage backed securities. Gross gains and gross losses were realized as follows on available for sale securities (in thousands):

	2022	2021	2020
Gross gains	$-	$302	$344
Gross losses	(14)	(90)	(39)
Net (losses) gains	$(14)	$212	$305

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during 2022, 2021 and 2020 and the portion of unrealized gains for the period that relates to equity investments held at December 31, 2022, 2021 and 2020 (in thousands):

Equity Securities	2022	2021	2020
Net (losses) gains on in equity securities held during the period	$(251)	$339	$(109)
Less: Net gains realized on the sale of equity securities during the period	4	-	68
Net unrealized gains (losses) recognized in earnings	$(247)	$339	$(41)

Index
Investment securities with an approximate carrying value of $311,766,000 and $295,028,000 at December 31, 2022 and 2021, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at December 31, 2022, by contractual maturity are shown below (in thousands). Municipal securities that have been refunded and will therefore pay-off on the call date are reflected in the table below utilizing the call date as the date of repayment as payment is guaranteed on that date:

Available-for-sale securities:	Amortized Cost	Fair Value
Due in one year or less	$22,327	$21,863
Due after one year through five years	195,401	180,261
Due after five years through ten years	103,463	92,019
Due after ten years	165,802	145,363
Total	$486,993	$439,506

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York and Wilmington and Dover, Delaware.  Although the Company had a diversified loan portfolio at December 31, 2022 and 2021, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for loan losses as of December 31, 2022 and 2021 (in thousands):

2022	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$210,213	$335	$9	$209,869
Commercial	876,569	5,675	1,856	869,038
Agricultural	313,614	5,380	1,441	307,055
Construction	80,691	-	-	80,691
Consumer	86,650	4	-	86,646
Other commercial loans	63,222	102	-	63,120
Other agricultural loans	34,832	473	-	34,097
State and political subdivision loans	59,208	-	-	59,208
Total	1,724,999	11,969	3,306	1,709,724
Allowance for loan losses	18,552	102	-	18,450
Net loans	$1,706,447	$11,867	$3,306	$1,691,274

Index
2021
Real estate loans:
Residential	$201,097	$620	$14	$200,463
Commercial	687,338	8,381	2,145	676,812
Agricultural	312,011	5,355	1,643	305,013
Construction	55,036	-	-	55,036
Consumer	25,858	-	-	25,858
Other commercial loans	74,585	186	-	74,399
Other agricultural loans	39,852	991	-	38,861
State and political subdivision loans	45,756	-	-	45,756
Total	1,441,533	15,533	3,802	1,422,198
Allowance for loan losses	17,304	121	-	17,183
Net loans	$1,424,229	$15,412	$3,802	$1,405,015

During 2022 the Company continued its participation in the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration (the “SBA”) through the processing of forgiveness of PPP loans. During 2021, the Company originated $24.3 million of PPP loans. There were no outstanding principal balances of PPP loans as of December 31, 2022. As of December 31, 2021, the Company had outstanding principal balances of $6.8 million of PPP loans that were included in other commercial loans. As of December 31, 2022, all PPP loans had either been forgiven or repaid. The PPP loans were fully guaranteed by the SBA and were eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan was made as long as certain conditions were met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA were repaid by the SBA to the Company. The SBA issued guidance for forgiveness with a streamlined approach for loans of $150,000 or less.

As of December 31, 2022 and 2021, net unamortized loan fees, including PPP fees, and costs of $2,573,000 and $2,038,000, respectively, were included in the carrying value of loans. Purchased loans acquired in connection with the FNB acquisition, the State College branch acquisition and the MidCoast acquisition were recorded at fair value on their acquisition date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans’ collateral. The carrying value of PCI loans was $3,306,000 and $3,802,000 at December 31, 2022 and 2021, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows.

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

Index
The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the MidCoast Acquisition as of April 17, 2020 (in thousands):

April 17, 2020
Contractually required principal and interest at acquisition	$8,801
Non-accretable discount	(2,966)
Expected cash flows	5,835
Accretable discount	(966)
Estimated fair value	$4,869

Changes in the accretable discount for PCI loans were as follows for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of period	$370	$788
Accretion	(759)	(499)
Reclassification of non-accretable discount	1,212	81
Balance at end of period	$823	$370

The following table presents additional information regarding PCI loans (in thousands):

	December 31, 2022	December 31, 2021
Outstanding balance	$5,758	$6,159
Carrying amount	3,306	3,802

Real estate loans serviced for Freddie Mac, Fannie Mae and the FHLB, which are not included in the Consolidated Balance Sheet, totaled $187,754,000 and $197,037,000 at December 31, 2022 and 2021, respectively. Loans sold to Freddie Mac and Fannie Mae were sold without recourse and total $177,575,000 and $184,897,000 at December 31, 2022 and 2021, respectively. Additionally, the Bank acquired a portfolio of loans sold to the FHLB during the acquisition of FNB, which were sold under the Mortgage Partnership Finance Program (“MPF”). The Bank was not an active participant in the MPF program in 2022 or 2021. The MPF portfolio balance was $10,179,000 and $12,140,000 at December 31, 2022 and 2021, respectively. The FHLB maintains a first-loss position for the MPF portfolio that totals $161,000. Should the FHLB exhaust its first-loss position, recourse to the Bank’s credit enhancement would be up to the next $348,000 of losses. The Bank did not experience any losses for the MPF portfolio during 2022, 2021 or 2020.

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

The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2022 and 2021, if applicable (in thousands):

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
2022
Real estate loans:
Mortgages	$395	$242	$39	$281	$4
Home Equity	71	39	15	54	-
Commercial	6,655	5,314	361	5,675	57
Agricultural	6,062	5,192	188	5,380	24
Consumer	4	-	4	4	4
Other commercial loans	797	32	70	102	13
Other agricultural loans	669	473	-	473	-
Total	$14,653	$11,292	$677	$11,969	$102

2021
Real estate loans:
Mortgages	$697	$495	$45	$540	$6
Home Equity	97	37	43	80	6
Commercial	9,330	8,096	285	8,381	61
Agricultural	5,694	5,167	188	5,355	14
Other commercial loans	813	92	94	186	34
Other agricultural loans	1,274	991	-	991	-
Total	$17,905	$14,878	$655	$15,533	$121

The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2022, 2021 and 2020 (in thousands):

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2022	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$421	$12	$-
Home Equity	64	4	-
Commercial	6,216	207	10
Agricultural	5,540	126	-
Consumer	1	-	-
Other commercial loans	260	3	-
Other agricultural loans	538	4	-
Total	$13,040	$356	$10

Index
2021
Real estate loans:
Mortgages	$682	$16	$-
Home Equity	99	4	-
Commercial	8,789	288	31
Agricultural	4,562	82	-
Other commercial loans	704	2	-
Other agricultural loans	1,044	3	-
Total	$15,880	$395	$31

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2020	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$956	$20	$-
Home Equity	139	6	-
Commercial	10,354	358	27
Agricultural	3,918	75	-
Consumer	3	-	-
Other commercial loans	1,671	3	-
Other agricultural loans	1,237	6	-
Total	$18,278	$468	$27

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

The following tables represent credit exposures by internally assigned grades as of December 31, 2022 and 2021 (in thousands):

2022	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$842,912	$28,047	$5,610	$-	$-	$876,569
Agricultural	295,443	11,960	6,211	-	-	313,614
Construction	75,703	2,642	2,346	-	-	80,691
Other commercial loans	59,902	2,953	337	30	-	63,222
Other agricultural loans	32,708	1,307	817	-	-	34,832
State and political subdivision loans	59,208	-	-	-	-	59,208
Total	$1,365,876	$46,909	$15,321	$30	$-	$1,428,136

2021
Real estate loans:
Commercial	$646,137	$35,332	$5,869	$-	$-	$687,338
Agricultural	291,537	15,105	5,369	-	-	312,011
Construction	55,036	-	-	-	-	55,036
Other commercial loans	70,932	3,289	316	48	-	74,585
Other agricultural loans	37,800	1,351	701	-	-	39,852
State and political subdivision loans	45,588	168	-	-	-	45,756
Total	$1,147,030	$55,245	$12,255	$48	$-	$1,214,578

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2022 and 2021 (in thousands):

2022	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$161,998	$562	$9	$162,569
Home Equity	47,615	29	-	47,644
Consumer	86,643	7	-	86,650
Total	$296,256	$598	$9	$296,863

2021	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$150,320	$608	$14	$150,942
Home Equity	50,122	33	-	50,155
Consumer	25,858	-	-	25,858
Total	$226,300	$641	$14	$226,955

Index
Aging Analysis of Past Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2022 and 2021 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	90 Days and
2022	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$356	$132	$229	$717	$161,843	$9	$162,569	$-
Home Equity	48	9	29	86	47,558	-	47,644	-
Commercial	1,065	115	1,788	2,968	871,745	1,856	876,569	-
Agricultural	-	-	1,368	1,368	310,805	1,441	313,614	-
Construction	-	-	-	-	80,691	-	80,691	-
Consumer	147	-	7	154	86,496	-	86,650	7
Other commercial loans	1,660	35	32	1,727	61,495	-	63,222	-
Other agricultural loans	-	-	-	-	34,832	-	34,832	-
State and political
subdivision loans	-	-	-	-	59,208	-	59,208	-
Total	$3,276	$291	$3,453	$7,020	$1,714,673	$3,306	$1,724,999	$7

Loans considered non-accrual	$46	$76	$3,446	$3,568	$3,370	$-	$6,938
Loans still accruing	3,230	215	7	3,452	1,711,303	3,306	1,718,061
Total	$3,276	$291	$3,453	$7,020	$1,714,673	$3,306	$1,724,999

2021
Real estate loans:
Mortgages	$220	$170	$209	$599	$150,329	$14	$150,942	$13
Home Equity	103	-	33	136	50,019	-	50,155	33
Commercial	127	115	1,969	2,211	682,982	2,145	687,338	-
Agricultural	31	-	1,367	1,398	308,970	1,643	312,011	-
Construction	-	-	-	-	55,036	-	55,036	-
Consumer	163	1	-	164	25,694	-	25,858	-
Other commercial loans	17	10	92	119	74,466	-	74,585	-
Other agricultural loans	10	-	-	10	39,842	-	39,852	-
State and political
subdivision loans	-	-	-	-	45,756	-	45,756	-
Total	$671	$296	$3,670	$4,637	$1,433,094	$3,802	$1,441,533	$46

Loans considered non-accrual	$-	$-	$3,624	$3,624	$3,992	$-	$7,616
Loans still accruing	671	296	46	1,013	1,429,102	3,802	1,433,917
Total	$671	$296	$3,670	$4,637	$1,433,094	$3,802	$1,441,533

Nonaccrual Loans

Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.

Index
The following table reflects the loans on nonaccrual status as of December 31, 2022 and 2021, respectively. The balances are presented by class of loan (in thousands):

	2022	2021
Real estate loans:
Mortgages	$562	$595
Home Equity	29	-
Commercial	2,778	2,945
Agricultural	3,222	3,133
Other commercial loans	62	140
Other agricultural loans	285	803
	$6,938	$7,616

Interest income on loans would have increased by approximately $676,000, $573,000 and $756,000 during 2022, 2021 and 2020, respectively, if these loans had performed in accordance with their terms.

Troubled Debt Restructurings (TDRs)

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of December 31, 2022, 2021 and 2020, included within the allowance for loan losses are reserves of $15,000, $26,000 and $257,000, respectively, that are associated with loans modified as TDRs.

Index
Loan modifications that are considered TDRs completed during the years ended December 31, 2022, 2021 and 2020 were as follows (dollars in thousands):

	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
2022	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Home Equity	-	1	$-	$8	$-	$8
Commercial	-	4	-	2,301	-	2,301
Agricultural	-	2	-	1,137	-	1,137
Total	-	7	$-	$3,446	$-	$3,446

2021
Real estate loans:
Commercial	-	4	$-	$1,469	$-	$1,469
Agricultural	-	4	-	2,090	-	2,090
Total	-	8	$-	$3,559	$-	$3,559

2020
Real estate loans:
Mortgages	-	1	$-	$2	$-	$2
Commercial	-	10	-	2,456	-	2,456
Agricultural	-	2	-	494	-	494
Consumer	-	1	-	3	-	3
Other commercial loans	-	2	-	1,094	-	1,094
Other agricultural loans	-	1	-	19	-	19
Total	-	17	$-	$4,068	$-	$4,068

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2022, 2021 and 2020, respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	December 31, 2022		December 31, 2021		December 31, 2020
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$-	-	$-	1	$110
Total recidivism	-	$-	-	$-	1	$110

Index
Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2022 and 2021 included with other assets are $543,000 and $1,180,000, respectively, of foreclosed assets. As of December 31, 2022, included within the foreclosed assets is $241,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2022, the Company has initiated formal foreclosure proceedings on $185,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Allowance for Loan Losses

The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2022, 2021 and 2020 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2022, 2021 and 2020 (in thousands):

	Balance at December 31, 2021	Charge-offs	Recoveries	Provision	Balance at December 31, 2022	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,147	$-	$-	$(91)	$1,056	$4	$1,052
Commercial	8,099	-	3	2,018	10,120	57	10,063
Agricultural	4,729	-	-	(140)	4,589	24	4,565
Construction	434	-	-	367	801	-	801
Consumer	262	(37)	21	(111)	135	4	131
Other commercial loans	1,023	(435)	13	439	1,040	13	1,027
Other agricultural loans	558	-	-	(69)	489	-	489
State and political subdivision loans	281	-	-	41	322	-	322
Unallocated	771	-	-	(771)	-	-	-
Total	$17,304	$(472)	$37	$1,683	$18,552	$102	$18,450

	Balance at December 31, 2020	Charge-offs	Recoveries	Provision	Balance at December 31, 2021	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,174	$-	$-	$(27)	$1,147	$12	$1,135
Commercial	6,216	(54)	89	1,848	8,099	61	8,038
Agricultural	4,953	-	-	(224)	4,729	14	4,715
Construction	122	-	-	312	434	-	434
Consumer	321	(27)	21	(53)	262	-	262
Other commercial loans	1,226	(133)	43	(113)	1,023	34	989
Other agricultural loans	864	-	-	(306)	558	-	558
State and political subdivision loans	479	-	-	(198)	281	-	281
Unallocated	460	-	-	311	771	-	771
Total	$15,815	$(214)	$153	$1,550	$17,304	$121	$17,183
	Balance at December 31, 2019	Charge-offs	Recoveries	Provision	Balance at December 31, 2020	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,114	$-	$14	$46	$1,174	$18	$1,156
Commercial	4,549	(435)	37	2,065	6,216	95	6,121
Agricultural	5,022	(4)	19	(84)	4,953	83	4,870
Construction	43	-	-	79	122	-	122
Consumer	112	(50)	21	238	321	-	321
Other commercial loans	1,255	(44)	12	3	1,226	170	1,056
Other agricultural loans	961	-	-	(97)	864	144	720
State and political subdivision loans	536	-	-	(57)	479	-	479
Unallocated	253	-	-	207	460	-	460
Total	$13,845	$(533)	$103	$2,400	$15,815	$510	$15,305

Index
As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are explanations for the changes in the allowance by portfolio segments:
2022

Residential - There was a decrease in the historical loss factor for residential loans when comparing 2022 and 2021 and a slight decrease in the specific reserve for residential loans between 2022 and 2021.  The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for residential loan categories due to a general improvement in economic activity and decrease in unemployment as a result of the reduced impact of the Covid-19 pandemic during 2022. The increase in the provision for commercial loans was due to the organic loan growth experienced in 2022.

Commercial real estate– There was a decrease in the historical loss factor and the specific reserve for commercial real estate loans from 2021 to 2022. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for commercial real estate loan categories due to a general improvement in economic activity and decrease in unemployment as a result of the reduced impact of the Covid-19 pandemic during 2022.

Agricultural real estate – There was a decrease in the historical loss factor for agricultural real estate loans from 2021 to 2022. The specific reserve for agricultural real estate loans increased slightly from 2021 to 2022. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for agricultural real estate loan categories due to a general improvement in economic activity and decrease in unemployment as a result of the reduced impact of the Covid-19 pandemic during 2022.

Construction - There was no change in the historical loss factor or specific reserve for construction loans from 2021 to 2022. The qualitative factor for the volume and severity of classified, adversely or graded loans was increased for construction loans during 2022 due to an increase in special mention and substandard loans. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for construction loan categories due to a general improvement in economic activity and decrease in unemployment as a result of the reduced impact of the Covid-19 pandemic during 2022.

Consumer - There was a decrease in the historical loss factor for consumer loans from 2021 to 2022.  There was a change in the composition of the loan portfolio with a large increase in short term student loans, which requires a lower provision. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for consumer loan categories due to a general improvement in economic activity and decrease in unemployment as a result of the reduced impact of the Covid-19 pandemic during 2022.

Other commercial - There was an increase in the historical loss factor for other commercial loans when comparing 2021 and 2022. The specific reserve for other commercial loans decreased from 2021 to 2022.  The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for other commercial loan categories due to a general improvement in economic activity and decrease in unemployment as a result of the reduced impact of the Covid-19 pandemic during 2022.

Other agricultural - There was no change in the historical loss factor or specific reserve for other agricultural loans from 2021 to 2022.  The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for agricultural real estate loan categories due to a general improvement in economic activity and decrease in unemployment as a result of the reduced impact of the Covid-19 pandemic during 2022.

Municipal loans - There was no change in the historical loss factor or specific reserve for municipal loans from 2021 to 2022. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for municipal loan categories due to a general improvement in economic activity and decrease in unemployment as a result of the reduced impact of the Covid-19 pandemic during 2022.

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

Index
6. PREMISES & EQUIPMENT

Premises and equipment at December 31, 2022 and 2021 are summarized as follows (in thousands):

	December 31,
	2022	2021
Land	$5,667	$5,462
Buildings	20,997	20,094
Furniture, fixtures and equipment	7,512	7,275
Construction in process	151	67
	34,327	32,898
Less: accumulated depreciation	16,708	15,882
Premises and equipment, net	$17,619	$17,016

Depreciation expense amounted to $877,000, $922,000 and $921,000 for 2022, 2021 and 2020, respectively.

Index
7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization of intangible assets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,336	$(1,362)	$974	$2,499	$(1,326)	$1,173
Core deposit intangibles	1,943	(1,645)	298	1,943	(1,489)	454
Total amortized intangible assets	$4,279	$(3,007)	$1,272	$4,442	$(2,815)	$1,627
Unamortized intangible assets:
Goodwill	$31,376			$31,376
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for the next five years of amortized intangible assets (in thousands). We based our projections of amortization expense shown below on existing asset balances at December 31, 2022. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Year ended December 31, 2022	$305	$156	$461
Estimate for year ended December 31,
2023	267	121	388
2024	211	86	297
2025	162	50	212
2026	121	17	138
2027	88	12	100
2028 and thereafter	125	12	137
Total	974	298	1,272

8. FEDERAL HOME LOAN BANK (FHLB) STOCK

As a member of the FHLB of Pittsburgh, the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2022 and 2021, included in other assets, the Bank held $10,627,000 and $3,292,000, respectively, of FHLB stock. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios are strong, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

Index
9. DEPOSITS

The following table shows the breakdown of deposits as of December 31, 2022 and 2021, by deposit type (in thousands):

	2022	2021
Non-interest-bearing deposits	$396,260	$358,073
NOW accounts	512,502	485,292
Savings deposits	321,917	313,048
Money market deposit accounts	335,838	350,122
Certificates of deposit	277,691	329,616
Total	$1,844,208	$1,836,151

Certificates of deposit of $250,000 or more amounted to $56,287,000 and $79,610,000 at December 31, 2022 and 2021, respectively. Brokered deposits totaled $16,006,000 as of December 31, 2022. There were no brokered certificates of deposits as of December 31, 2021.

Following are maturities of certificates of deposit as of December 31, 2022 (in thousands):

2023	$153,926
2024	50,951
2025	31,692
2026	18,845
2027	16,511
Thereafter	5,766
Total certificates of deposit	$277,691

10. BORROWED FUNDS AND REPURCHASE AGREEMENTS

The following table shows the breakdown of borrowed funds as of December 31, 2022 and 2021 (dollars in thousands):

	Securities
	Sold Under		Bank
	Agreements to	FHLB	Federal Funds	FRB	Line of		Notes	Term	Total
	Repurchase (a)	Advances (b)	Lines (c)	BIC Line (d)	Credit (e)	Subordinated Debt (f)	Payable (g)	Loans (h)	Borrowed Funds
2022
Balance at December 31	$17,776	$169,110	$-	$-	$-	$9,892	$7,500	$53,000	$257,278
Highest balance at any month-end	17,776	186,626	-	-	-	9,892	7,500	53,000	259,215
Average balance	16,246	69,571	3	49	-	9,885	7,500	46,407	149,661
Weighted average interest rate:
Paid during the year	1.95%	3.50%	1.99%	1.76%	0.00%	4.18%	3.63%	1.00%	2.61%
As of year-end	4.13%	4.45%	0.00%	0.00%	0.00%	4.18%	3.57%	1.00%	3.66%
2021
Balance at December 31	$16,873	$-	$-	$-	$-	$9,879	$7,500	$39,725	$73,977
Highest balance at any month-end	16,873	-	-	-	-	9,879	7,500	66,525	100,777
Average balance	14,726	-	-	-	-	7,036	7,500	55,360	84,622
Weighted average interest rate:
Paid during the year	0.06%	0.00%	0.51%	0.22%	0.00%	4.17%	3.57%	1.26%	1.50%
As of year-end	0.08%	0.00%	0.00%	0.00%	0.00%	4.18%	3.57%	1.15%	1.56%

(a) We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The collateral pledged on the repurchase agreements by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 is presented in the following tables (in thousands).

Index
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2022	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$20,371	$-	$-	$-	$20,371
Total carrying value of collateral pledged	$20,371	$-	$-	$-	$20,371

Total liability recognized for repurchase agreements					$17,776

2021
Repurchase Agreements:
U.S. agency securities	$17,155	$-	$-	$-	$17,155
Total carrying value of collateral pledged	$17,155	$-	$-	$-	$17,155

Total liability recognized for repurchase agreements					$16,873

(b) FHLB Advances consist of an “Open RepoPlus” agreement with the FHLB of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the FHLB discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $871,227,000, inclusive of any outstanding advances and letters of credit. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  A portion of these advances, $43.0 million, are subject to interest rate swap arrangements. See Note 17 for additional information.

(c) The federal funds lines consist of unsecured lines from two third party banks at market rates.  The Bank has a borrowing limit totaling $34,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(d) The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement opened in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company’s possession.  As of December 31, 2022 and 2021, the Company has a borrowing limit of $1,050,000 and $1,068,000, respectively, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $1,360,000 and $1,683,000 as of December 31, 2022 and 2021, respectively.

(e) The Company issued a $20.0 million revolving line of credit in December 2022 with a Pennsylvania community Bank with a maturity date of February 1, 2024, subject to an annual review by the lender, which may extend the line an additional year. The line is subject to an annual fee of $20,000. Interest on outstanding borrowings is payable at prime minus 0.50% No specific collateral is required to be pledged for these borrowings.

(f) In April 2021, the Company issued $10.0 million of fixed to floating rate subordinated notes that mature on April 16, 2031, unless redeemed earlier. The notes bear interest at 4% per annum through April 16, 2026 and subsequently pay interest at the 90-day average secured overnight financing rate, determined on the determination date of the applicable interest period, plus 323 basis points. The Company may redeem the notes, in whole or in part, on or after April 16, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Issuance costs associated with the notes totaled $131,000 and were capitalized and will be amortized over the life of the note on a straight-line basis, which approximates the effective yield method. As of December 31, 2022, the net unamortized issuance costs totaled $108,000.

(g) In December 2003, the Company formed a special purpose entity (“Entity”) to issue $7,500,000 of floating rate obligated mandatory redeemable trust preferred securities as part of a pooled offering.  The rate was determined quarterly and floated based on the 3 month LIBOR plus 2.80 percent.   The Entity may redeem them, in whole or in part, at face value after December 17, 2008, and on a quarterly basis thereafter.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable.  Debt issue costs of $75,000 have been capitalized and fully amortized as of December 31, 2008.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements. The $7,500,000 note payable is subject to an interest rate swap arrangement. See Note 17 for additional information.

Index
(h)  Term Loans consist of separate loans with the FHLB of Pittsburgh as follows (dollars in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2022	2021
Fixed:
3.86%	January 3, 2023	25,000	-
4.57%	February 14, 2023	18,000	-
2.46%	March 28, 2024	5,000	5,000
1.70%	August 20, 2024	5,000	5,000
0.26%	January 3, 2022	-	25,000
2.08%	January 6, 2022	-	4,725
Total term loans		$53,000	$39,725

Following are maturities of borrowed funds as of December 31, 2022 (in thousands):

2023	$229,886
2024	10,000
2025	-
2026	-
2027	-
Thereafter	17,392
Total borrowed funds	$257,278

11. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers hired prior to January 1, 2007. The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during employment. Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plans’ actuary. The Bank did not make any contributions to the pension plans in 2022, 2021 or 2020.

In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $300,000, $290,000 and $212,0000 for 2022, 2021 and 2020, respectively.

Index
The following table sets forth the obligation and funded status of the pension plan as of December 31 (in thousands):

	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$13,123	$14,020
Service cost	356	380
Interest cost	275	270
Actuarial (Gain) / Loss	(3,230)	(438)
Settlement gain	(37)	(17)
Benefits paid	(1,163)	(1,092)
Benefit obligation at end of year	9,324	13,123
Change in plan assets
Fair value of plan assets at beginning of year	13,916	13,247
Actual return (loss) on plan assets	(1,418)	1,761
Employer contribution	-	-
Benefits paid	(1,163)	(1,092)
Fair value of plan assets at end of year	11,335	13,916
Funded status	$2,011	$793

Amounts not yet recognized as a component of net periodic pension cost as of December 31 (in thousands):

Amounts recognized in accumulated other comprehensive loss consists of:	2022	2021
Net loss	$1,336	$2,491
Prior service cost	-	-
Total	$1,336	$2,491

The accumulated benefit obligation for the defined benefit pension plan was $9,324,000 and $13,123,000 at December 31, 2022 and 2021 respectively.

The components of net periodic benefit costs for the years ended December 31 are as follows (in thousands):

	2022	2021	2020
Service cost	$356	$380	$330
Interest cost	275	270	332
Return on plan assets	(935)	(895)	(862)
Settlement loss (gain)	144	235	302
Net amortization and deferral	96	336	233
Net periodic benefit (income) cost	$(64)	$326	$335

The estimated net loss that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost (income) in 2023 is $28,000.

The weighted-average assumptions used to determine benefit obligations at December 31, 2022 and 2021 is summarized in the following table. The change in the discount rate is the primary driver of the actuarial gain that occurred in 2022 of $3,230,000.

	2022	2021
Discount rate	4.75%	2.25%
Rate of compensation increase	3.00%	3.00%

Index
The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31, 2022, 2021 and 2020 is summarized in the following table.

	2022	2021	2020
Discount rate FCCB Plan	2.25%	2.00%	2.75%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2022, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 19, the Plan’s assets at fair value as of December 31, 2022 and 2021 (dollars in thousands):
2022	Level I	Level II	Level III	Total	Allocation
Cash and cash equivalents	$431	$-	$-	$431	3.8%
Equity Securities	5,391	-	-	5,391	47.6%
Mutual Funds and ETF’s	3,322	-	-	3,322	29.3%
Corporate Bonds	-	2,143	-	2,143	18.9%
U.S. Agency Securities	-	48	-	48	0.4%
Total	$9,144	$2,191	$-	$11,335	100.0%

2021	Level I	Level II	Level III	Total	Allocation
Cash and cash equivalents	$188	$-	$-	$188	1.4%
Equity Securities	6,291	-	-	6,291	45.2%
Mutual Funds and ETF’s	5,246	-	-	5,246	37.7%
Corporate Bonds	-	2,191	-	2,191	15.7%
Total	$11,725	$2,191	$-	$13,916	100.0%

Equity securities include the Company’s common stock in the amounts of $876,000 (7.7% of total plan assets) and $686,000 (4.9% of total plan assets) at December 31, 2022 and 2021, respectively.

The Bank does not expect to make a contribution to its pension plan in 2023.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2023	$143
2024	712
2025	1,029
2026	1,860
2027	1,186
2028 - 2032	4,284

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $623,000, $563,000 and $518,000 for 2022, 2021 and 2020, respectively.

Index
Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2022 and 2021, an obligation of $580,000 and $587,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $11,000, $6,000 and $8,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and maybe subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In April 2016, the Company’s stockholder authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of December 31, 2022, 116,058 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation. The following table details the vesting, awarding and forfeiting of unearned restricted shares during 2022:

	2022
	Shares	Weighted Average Market Price
Outstanding, beginning of year	6,954	$58.51
Granted	3,333	68.69
Forfeited	(362)	62.35
Vested	(3,303)	58.09
Outstanding, end of year	6,622	$63.63

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $279,000, $318,000 and $333,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The per share weighted-average grant-date fair value of restricted shares granted during 2022, 2021 and 2020 was $68.69, $60.73 and $50.89, respectively.  At December 31, 2022, the total compensation cost related to nonvested awards that has not yet been recognized was $421,000, which is expected to be recognized over the next 3 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2022 and 2021, an obligation of $2,706,000 and $2,509,000, respectively, for the SERP was included in other liabilities in the Consolidated Balance Sheet.  Expenses related to the SERP totaled $240,000, $473,000 and $107,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Benefit payments for 2022, 2021 and 2020 were $42,000, $42,000 and $32,000, respectively.

Deferred Compensation Plan

The Company in 2018 initiated a non-qualified executive deferred compensation plan for eligible employees designated by the Board of Directors.  At December 31, 2022 and 2021, an obligation of $1,235,000 and $940,000, respectively, was included in other liabilities for the deferred compensation plan in the Consolidated Balance Sheet.  Expenses related to the deferred compensation plan totaled $296,000, $309,000 and $230,000 for the years ended December 31, 2022, 2021 and 2020, respectively. There were no benefit payments in 2022, 2021 or 2020.

Index
Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees acquired through the acquisition of the FNB.  At December 31, 2022 and 2021 an obligation of $617,000 and $646,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to the salary continuation plan totaled $47,000, $49,000 and $51,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Benefit payments related to the salary continuation plan totaled $76,000, $76,000, and $68,000 for the years ended December 31, 2022, 2021 and 2020, respectively

Continuation of Life Insurance Plan

The Company, as part of the acquisition of FNB, has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person’s term of service. The estimated present value of future benefits to be paid totaled $660,000 and $696,000 at December 31, 2022 and 2021, respectively, which is included in other liabilities in the Consolidated Balance Sheet. (Benefits)/Expenses for the plan totaled ($36,000), $9,000 and $2,600 for the years ended December 31, 2022, 2021 and 2020, respectively.

12. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Currently payable	$6,471	$5,510	$4,896
Deferred tax liability (asset)	(36)	689	367
Provision for income taxes	$6,435	$6,199	$5,263

Index
The following temporary differences gave rise to the net deferred tax asset and liabilities at December 31, 2022 and 2021, respectively (in thousands):

	2022	2021
Deferred tax assets:
Allowance for loan losses	$4,581	$4,712
Deferred compensation	559	491
Merger & acquisition costs	1	1
Allowance for losses on available-for-sale securities	9	4
Pension and other retirement obligation	146	360
Interest on non-accrual loans	974	795
Incentive plan accruals	503	536
Other real estate owned	32	16
Unrealized losses on available-for-sale securities	9,972	-
Low income housing tax credits	138	137
NOL carry forward	1,134	1,226
Right of use asset	1,053	686
Accrued vacation	157	168
Other	164	159
Total	$19,423	$9,291

Deferred tax liabilities:
Premises and equipment	$(492)	$(559)
Investment securities accretion	(240)	(90)
Loan fees and costs	(685)	(644)
Goodwill and core deposit intangibles	(2,332)	(2,309)
Mortgage servicing rights	(205)	(246)
Unrealized gains on available-for-sale securities	-	(81)
Unrealized gains on equity securities	(16)	(61)
Unrealized gains on interest rate swap	(1,443)	(401)
Right of use asset	(1,047)	(685)
Other	(77)	(133)
Total	(6,537)	(5,209)
Deferred tax (liability) asset, net	$12,886	$4,082

No valuation allowance was established at December 31, 2022 and 2021, due to the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Provision at statutory rates on pre-tax income	$7,450	$7,413	$6,377
Effect of tax-exempt income	(835)	(764)	(936)
Low income housing tax credits	(141)	(141)	(141)
Bank owned life insurance	(179)	(384)	(146)
Nondeductible interest	74	44	44
Nondeductible merger and acquisition expenses	61	-	32
Other items	5	31	33
Provision for income taxes	$6,435	$6,199	$5,263
Statutory tax rates	21%	21%	21%
Effective tax rates	18.1%	17.6%	17.3%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2018 have been closed for purposes of examination by the federal and state taxing authorities.

Index
Investments in Qualified Affordable Housing Projects

As of December 31, 2022 and 2021, the Company was invested in seven and five partnerships, respectively, that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $1,304,000 and $288,000 as of December 31, 2022 and 2021, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. During 2022, the Company entered into two additional partnerships that are expected to generate tax credits of $6,660,000 that will be utilized over the next thirteen years. During 2021, the Company entered into one additional partnership that is expected to generate tax credits of $2,951,000 that will be utilized over the next eleven years. Tax credits of $141,000 were recognized as a reduction of tax expense during 2022, 2021 and 2020. Included within other expenses on the Consolidated Statement of Income was $108,000 of amortization of the investments in qualified affordable housing projects for 2022, 2021 and 2020, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive income (loss), net of tax, as of December 31, were as follows (in thousands):

	2022	2021
Net unrealized gain on securities available for sale	$(47,487)	$385
Tax effect	9,973	(81)
Net -of-tax amount	(37,514)	304

Unrealized loss on interest rate swap	6,873	1,910
Tax effect	1,444	401
Net -of-tax amount	5,429	1,509

Unrecognized pension costs	(1,336)	(2,491)
Tax effect	280	523
Net -of-tax amount	(1,056)	(1,968)

Total accumulated other comprehensive loss	$(33,141)	$(155)

Index
The following tables present the changes in accumulated other comprehensive income (loss) by component net of tax for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2019	$2,290	$-	$(2,919)	$(629)
Other comprehensive income (loss) before reclassifications (net of tax)	4,008	4	(727)	3,285
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(240)	(13)	184	(69)
Net current period other comprehensive income (loss)	3,768	(9)	(543)	3,216
Balance as of December 31, 2020	$6,058	$(9)	$(3,462)	$2,587

Balance as of December 31, 2020	$6,058	$(9)	$(3,462)	$2,587
Other comprehensive income (loss) before reclassifications (net of tax)	(5,586)	1,403	1,229	(2,954)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(168)	115	265	212
Net current period other comprehensive income (loss)	(5,754)	1,518	1,494	(2,742)
Balance as of December 31, 2021	$304	$1,509	$(1,968)	$(155)

Balance as of December 31, 2021	$304	$1,509	$(1,968)	$(155)
Other comprehensive income (loss) before reclassifications (net of tax)	(37,829)	4,034	836	(32,959)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	11	(114)	76	(27)
Net current period other comprehensive income (loss)	(37,818)	3,920	912	(32,986)
Balance as of December 31, 2022	$(37,514)	$5,429	$(1,056)	$(33,141)

(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)			Affected line item in the Consolidated Statement of Income
	December 31,
	2022	2021	2020
Unrealized gains and losses on available for sale securities
	$(14)	$212	$305	Available for sale securities (losses) gains, net
	3	(44)	(65)	Provision for income taxes
	$(11)	$168	$240	Net of tax

Unrealized gain (loss) on interest rate swap	$145	$(147)	$18	Interest expense
	(31)	32	(5)	Provision for income taxes
	$114	$(115)	$13	Net of tax

Defined benefit pension items
	$(96)	$(336)	$(233)	Other expenses
	20	71	49	Provision for income taxes
	$(76)	$(265)	$(184)	Net of tax
Total reclassifications	$27	$(212)	$69
(a) Amounts in parentheses indicate debits to net income

14. RELATED PARTY TRANSACTIONS

Certain executive officers and directors of the Company, or companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank. A summary of loan activity for the years ended December 31, 2022 and 2021 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$11,680	$12,970
New loans	5,199	5,341
Repayments	(7,287)	(6,631)
Balance, end of year	$9,592	$11,680

Index
15. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Federal Reserve Board (FRB) is required for the Bank to pay dividends to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2023 without approval of the FRB or Pennsylvania Department of Banking of approximately $42,879,000, plus the Bank’s 2023 year-to-date net income at the time of the dividend declaration.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2022, the Bank’s regulatory lending limit amounted to approximately $33,407,000.

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

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and will terminate upon the earlier of the termination of the national emergency related to COVID-19 or December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR will be set at 8% for the remainder of 2020, 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2020 and 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7% and 7.5%, respectively. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2021, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.94%. At December 31, 2022, the Bank leverage ratio under the CBLR framework was 8.77%, which is less than 9.0% requirement to be considered “well-capitalized”  under the CBLR. As such, as of December 31, 2022, and going forward, the Bank reverted to the prompt corrective action framework and will no  longer utilize the CBLR framework. The following table provides the Bank’s computed risk‑based capital ratios as of December 31, 2022, which reflects the Bank being well capitalized on that date (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$238,966	12.87%	$148,567	8.00%	$185,709	10.00%
Bank	$222,714	12.01%	$148,348	8.00%	$185,435	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$210,250	11.32%	$111,425	6.00%	$148,567	8.00%
Bank	$203,998	11.00%	$111,261	6.00%	$148,348	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$202,750	10.92%	$83,569	4.50%	$120,711	6.50%
Bank	$203,998	11.00%	$83,446	4.50%	$120,533	6.50%

Tier 1 Capital (to Average Assets):
Company	$210,250	9.03%	$93,161	4.00%	$116,451	5.00%
Bank	$203,998	8.77%	$93,075	4.00%	$116,344	5.00%

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

Credit Extension Commitments

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2022 and 2021, are as follows (in thousands):

	2022	2021
Commitments to extend credit	$437,449	$275,998
Standby letters of credit	15,972	17,083
	$453,421	$293,081

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

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2022 was $12,232,000.  The Company reserves the right to discontinue this service without prior notice.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest payments. As of December 31, 2022 and 2021, the Company had six interest rate swaps with a notional of $50.5 million associated with the Company’s cash outflows associated with various floating-rate amounts.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended December 31, 2022 and 2021. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the twelve months ending December 31, 2023, the Company estimates that no amount will be reclassified as an increase in interest expense.

Customer Swaps

The Company also enters into derivative contracts, which consist of interest rate swaps, to facilitate the needs of customers desiring to manage interest rate risk. These swaps are not designated as accounting hedges under ASC 815, Derivatives and Hedging. In order to economically hedge the interest rate risk associated with offering this product, the Company simultaneously enters into derivative contracts with third parties to offset the customer contracts, such that the Company minimizes its net risk exposure resulting from such transactions. The derivative contracts are structured such that the notional amounts decrease over time to generally match the expected amortization of the underlying loans. These derivatives are not speculative and arise from a service provided to customers. The Company utilizes a loan hedging program to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, the Company enters into a dealer facing trade exactly mirroring the terms of the loan addendum. At December 31, 2022, the Company had interest rate swaps related to this program with an aggregate notional amount of $71.8 million.

Counterparty Credit Risk

As a result of its derivative contracts, the Company is exposed to credit risk. Specifically, approved counterparties and exposure limits are defined. On at least an annual basis, the customer derivative contracts and related counterparties are evaluated for credit risk with an adjustment made to the contracts fair value. In accordance with the interest rate agreements with derivative dealers, the Company may be required to post margin to these counterparties. At December 31, 2022, the Company has required collateral with certain of its derivative counterparties in the amount of $13.9 million and was not holding collateral of any derivative counterparties.

Index
The following table reflects the estimated fair value positions of derivative contracts as of December 31, 2022 and 2021:

Derivatives designated as hedging instruments under ASC 815 (in thousands):

					Fair Value December 31,
Third party interest rate swaps	Balance Sheet Location	Notional Amount	Interest rate Paid	Interest rate Received	2022	2021
Maturing in 2025	other assets/(other liabilities)	$15,000	Fixed - 0.57%	3-Month Libor	$1,269	$291
Maturing in 2027	other assets/(other liabilities)	10,000	Fixed - 0.65%	3-Month Libor	1,324	361
Maturing in 2027	other assets/(other liabilities)	7,500	Fixed - 3.57%	3-Month Libor + 280	995	239
Maturing in 2027	other assets/(other liabilities)	6,000	Fixed - 0.61%	3-Month Libor	822	244
Maturing in 2029	other assets/(other liabilities)	6,000	Fixed - 0.72%	3-Month Libor	1,065	329
Maturing in 2032	other assets/(other liabilities)	6,000	Fixed - 0.82%	3-Month Libor	1,398	446
		$50,500			$6,873	$1,910

Derivatives not designated as hedging instruments under ASC 815 (in thousands):

		December 31, 2022		December 31, 2021
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Zero Premium Collar	other assets/(other liabilities)	$71,776	$(9,726)	$67,375	$(1,817)
Zero Premium Collar	other assets/(other liabilities)	$-	$-	$19,938	$284

Dealer Offset to Zero Premium Collar	other assets/(other liabilities)	$71,776	$9,726	$67,375	$1,817
Dealer Offset to Zero Premium Collar	other assets/(other liabilities)	$-	$-	$19,938	$(284)

The following table presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the years ended December 31, 2022 and 2021 (in thousands):

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
	Amount of (Loss) Gain Recognized in OCI on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of (loss) gain reclassified from Accumulated OCI into income
	Year Ended December 31,			Year Ended December 31,
Derivatives in Hedging relationships	2022	2021		2022	2021
Interest rate Products	$4,963	$1,920	Interest Expense	$145	$(147)
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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches with terms extending through 2037. All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Balance Sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities.

The following table represents the Consolidated Balance Sheet classification of the Company’s ROU assets and lease liabilities (in thousands). The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), on the Consolidated Balance Sheet.

	Balance at December 31,
Lease Type	2022	2021	Affected line item on the Consolidated Balance Sheet
Right of Use Assets
Operating	$4,987	$3,264	Other Assets

Lease Liabilities:
Operating	$5,016	$3,266	Other Liabilities

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The following table displays the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases outstanding as of December 31, 2022:

Index
Operating
Weighted average term (years)	8.92
Weighted average discount rate	3.06%

The following table represents lease costs and other lease information for the years ended December 31, 2022, 2021, and 2020, respectively (in thousands). As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	December 31,
Lease Cost	2022	2021	2020
Operating lease cost	$728	$676	$571
Variable lease cost	64	63	50
Total lease cost	$792	$739	$621

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 along with a reconciliation to the discounted amount recorded on the December 31, 2022 Consolidated Balance Sheet (in thousands):

Undiscounted cash flows due within	Operating
2023	847
2024	760
2025	706
2026	642
2027	635
2028 and thereafter	2,354
Total undiscounted cash flows	5,944
Impact of present value discount	(928)
Amount reported on balance sheet	$5,016

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

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

2022	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$2,208	$-	$-	$2,208
Available for sale securities:
U.S. Agency securities	-	70,677	-	70,677
U.S. Treasuries securities	148,570	-	-	148,570
Obligations of state and political subdivisions	-	110,300	-	110,300
Corporate obligations	-	9,383	-	9,383
Mortgage-backed securities in government sponsored entities	-	100,576	-	100,576
Other Assets
Derivative instruments	-	16,599	-	16,599
Liabilities
Derivative instruments	-	(9,726)	-	(9,726)

2021	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$2,270	$-	$-	$2,270
Available for sale securities:
U.S. Agency securities	-	73,945	-	73,945
U.S. Treasuries securities	115,347	-	-	115,347
Obligations of state and political subdivisions	-	112,021	-	112,021
Corporate obligations	-	10,333	-	10,333
Mortgage-backed securities in government sponsored entities	-	100,756	-	100,756
Other Assets
Derivative instruments	-	4,011	-	4,011
Liabilities
Derivative instruments	-	(2,101)	-	(2,101)

Index
Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2022 and 2021 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

Assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021 (in thousands) are included in the table below:

2022	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$496	$496
Other real estate owned	-	-	297	297

2021	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$459	$459
Other real estate owned	-	-	552	552

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $50,000 and $47,000 at December 31, 2022 and 2021, respectively.

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

2022	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	496	Appraised Collateral Values	Discount for time since appraisal	0-100%	25.16%
			Selling costs	8%-10%	8.41%
			Holding period	6 - 12 months	11.51 months

Other real estate owned	297	Appraised Collateral Values	Discount for time since appraisal	20-84%	39.84%

2021	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	459	Appraised Collateral Values	Discount for time since appraisal	0-100%	23.38%
			Selling costs	8%-10%	8.27%
			Holding period	6 - 12 months	11.52 months

Other real estate owned	552	Appraised Collateral Values	Discount for time since appraisal	20-44%	41.76%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

December 31, 2022	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$6,055	$6,055	$-	$-	$6,055
Loans held for sale	725	725	-	-	725
Net loans	1,706,447	1,662,514	-	-	1,662,514

Financial liabilities:
Deposits	1,844,208	1,832,037	1,566,517	-	265,520
Borrowed funds	257,278	246,288	-	-	246,288

December 31, 2021	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$11,026	$11,026	$-	$-	$11,026
Loans held for sale	4,554	4,554	-	-	4,554
Net loans	1,424,229	1,426,698	-	-	1,426,698

Financial liabilities:
Deposits	1,836,151	1,836,179	1,506,535	-	329,644
Borrowed funds	73,977	72,346	-	-	72,346

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

Index
20. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is condensed financial information for Citizens Financial Services, Inc.:

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2022	2021
Assets:
Cash	$13,490	$15,046
Investments	2,116	2,150
Investment in subsidiary:
First Citizens Community Bank	200,610	212,057
Other assets	2,291	1,297
Total assets	$218,507	$230,550

Liabilities:
Other liabilities	$968	$679
Borrowed funds	17,392	17,379
Total liabilities	18,360	18,058
Stockholders’ equity	200,147	212,492
Total liabilities and stockholders’ equity	$218,507	$230,550

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2022	2021	2020
Dividends from:
Bank subsidiary	$8,331	$8,994	$16,171
Equity securities	114	104	45
Interest income	6	-	-
Total income	8,451	9,098	16,216
Realized securities gains (losses)	(219)	284	(23)
Expenses	1,307	1,008	775
Income before equity in undistributed earnings of subsidiary	6,925	8,374	15,418
Equity in undistributed earnings - First Citizens Community Bank	22,135	20,744	9,685
Net income	$29,060	$29,118	$25,103
Comprehensive (loss) income	$(3,926)	$26,376	$28,319

Index
CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$29,060	$29,118	$25,103
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(22,135)	(20,744)	(9,685)
Investment securities losses (gains), net	219	(284)	23
Other, net	240	543	14
Net cash provided by operating activities	7,384	8,633	15,455
Cash flows from investing activities:
Purchases of equity securities	(218)	-	(1,339)
Proceeds from the sale of equity securities	33	-	168
Acquisition of Midcoast	-	-	(7,614)
Net cash used in investing activities	(185)	-	(8,785)
Cash flows from financing activities:
Cash dividends paid	(7,588)	(7,383)	(6,539)
Issuance of subordinated debt	-	9,869	-
Purchase of treasury stock	(1,279)	(1,374)	(2,122)
Sale of treasury stock to employee stock purchase plan	112	-	126
Net cash (used in) provided by financing activities	(8,755)	1,112	(8,535)
Net (decrease) increase in cash	(1,556)	9,745	(1,865)
Cash at beginning of year	15,046	5,301	7,166
Cash at end of year	$13,490	$15,046	$5,301

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 9, 2023

/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial & Accounting Officer)
Date: March 9, 2023

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Citizens Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021; the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Index
Allowance for Loan Losses (ALL)

Description of the Matter

The Company’s loan portfolio totaled $1.7 billion as of December 31, 2022, and the associated ALL was $18.5 million. As discussed in Notes 1 and 5 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

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

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and peer bank data and considered the existence of new or contrary information. We also compared the ALL to a range of historical losses to evaluate the ALL, including the reasonableness of qualitative adjustments. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 1994.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 9, 2023

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

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

Index
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2023 Proxy Statement is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2023 Proxy Statement is incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2023 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2023 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2023 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2023 Proxy Statement.

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

Index
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	n/a	n/a	116,058

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	119,391

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2023 Proxy Statement is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2023 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2023 Proxy Statement is incorporated by reference.

Index
 PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

1.	The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID 74)
Consolidated Balance Sheet as of December 31, 2022 and 2021
Consolidated Statement of Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statement of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

2.
All financial statement schedules are omitted because the required information is either not applicable, not required or isshown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a)(1) of this item.

3.	The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Restated Articles of Incorporation of Citizens Financial Services, Inc.(1)

3.2	Articles of Amendment of Restated Articles of Incorporation of Citizens Financial Services, Inc. (2)

3.3	Bylaws of Citizens Financial Services, Inc.(3)

3.4	Amendment No. 1 to Amended and restated Bylaws of Citizens Financial Services, Inc. (4)

4	Instrument defining the rights of security holders

10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(5)

10.2	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(6)

10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(7)

10.4	*Supplemental Executive Retirement Plan(8)

10.5	*Second Amendment to First Citizens Community Bank Supplemental Executive Retirement Plan(9)

10.6	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (10)

10.7	*First Citizens Community Bank Annual Incentive Plan (11)

10.8	*Amended and Restated First Citizens Community Bank Annual Incentive Plan

10.9	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (12)

10.10	Citizens Financial Services, Inc. 2016 Equity Incentive Plan (13)

10.11	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey L. Wilson (14)

Index
10.12	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and David Z. Richards, Jr. (15)

10.13	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey B. Carr (16)

10.14	*First Citizens Community Bank Executive Deferred Compensation Plan (17)

10.15	*Amended and Restated First Citizens Community Bank Executive Deferred Compensation Plan (18)

10.16	*First Citizens Community Bank Long Term Incentive Plan (19)

21	List of Subsidiaries

23	Consent of S.R. Snodgrass, P.C., Independent Registered Public Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

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

(2)   Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 26, 2021.

(3)   Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 17, 2020.

(4)   Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 23, 2022

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

Index
(10)  Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(11)  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on August 8, 2013.

(12) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 7, 2015.

(13)  Incorporated by reference to Exhibit A to the Company’s definitive proxy statements for the 2016 Annual Meeting of Shareholders, as filed with the Commission on March 10, 2016.

(14)  Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, as filed with the Commission on December 22, 2016.

(15)  Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on December 11, 2017.

(16)  Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on December 21, 2017.

(17)  Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Commission on March 7, 2019.

(18)  Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Commission on March 10, 2022

(19)  Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Commission on March 12, 2020.

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

Date: March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date

/s/ Randall E. Black	March 9, 2023
Randall E. Black, Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Stephen J. Guillaume	March 9, 2023
Stephen J. Guillaume, Chief Financial Officer
(Principal Financial & Accounting Officer)

/s/ Robert W. Chappell	March 9, 2023
Robert W. Chappell, Director

/s/ R. Joseph Landy	March 9, 2023
R. Joseph Landy, Director

/s/ Roger C. Graham, Jr.	March 9, 2023
Roger C. Graham, Director

/s/ E. Gene Kosa	March 9, 2023
E. Gene Kosa, Director

/s/ Rinaldo A. DePaola	March 9, 2023
Rinaldo A. DePaola, Director

/s/ Thomas E. Freeman	March 9, 2023
Thomas E. Freeman, Director

/s/ Alletta M. Schadler	March 9, 2023
Alletta M. Schadler, Director

/s/ Christopher W. Kunes	March 9, 2023
Christopher W. Kunes

/s/ David Z, Richards, Jr.	March 9, 2023
David Z. Richards, Jr., Director

/s/ Mickey L. Jones.	March 9, 2023
Mickey L. Jones, Director

/s/ Janie M Hifiger	March 9, 2023
Janie M Hilfiger, Director