Form 10-Q
period 2023-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2023-05-10
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of May 2, 2023, was 3,971,049.

Citizens Financial Services, Inc.
Form 10-Q

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	March 31, 2023	December 31, 2022
ASSETS:
Cash and due from banks:
Noninterest-bearing	$24,249	$24,814
Interest-bearing	1,924	1,397
Total cash and cash equivalents	26,173	26,211
Interest bearing time deposits with other banks	6,055	6,055
Equity securities	1,923	2,208
Available-for-sale securities	443,415	439,506
Loans held for sale	671	725

Loans (net of allowance for credit losses - loans:
2023 $15,250 and 2022, $18,552)	1,708,225	1,706,447

Premises and equipment	17,588	17,619
Accrued interest receivable	7,176	7,332
Goodwill	31,376	31,376
Bank owned life insurance	39,573	39,355
Other intangibles	1,181	1,272
Fair value of derivative instruments	14,197	16,599
Deferred tax asset	10,786	12,886
Other assets	27,059	25,802
TOTAL ASSETS	$2,335,398	$2,333,393

LIABILITIES:
Deposits:
Noninterest-bearing	$369,658	$396,260
Interest-bearing	1,430,029	1,447,948
Total deposits	1,799,687	1,844,208
Borrowed funds	288,059	257,278
Accrued interest payable	1,768	1,232
Fair value of derivative instruments - liability	8,234	9,726
Other liabilities	24,412	20,802
TOTAL LIABILITIES	2,122,160	2,133,246
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at March 31, 2023 and December 31, 2022; none issued in 2023 or 2022	-	-
Common Stock
$1.00 par value; authorized 25,000,000 shares at March 31, 2023 and December 31, 2022; issued 4,427,687 at March 31, 2023 and December 31, 2022	4,428	4,428
Additional paid-in capital	80,926	80,911
Retained earnings	171,629	164,922
Accumulated other comprehensive loss	(26,762)	(33,141)
Treasury stock, at cost: 456,638 shares at March 31, 2023 and 456,478 shares at December 31, 2022	(16,983)	(16,973)
TOTAL STOCKHOLDERS’ EQUITY	213,238	200,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,335,398	$2,333,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
INTEREST INCOME:
Interest and fees on loans	$22,549	$15,920
Interest-bearing deposits with banks	71	116
Investment securities:
Taxable	1,556	1,112
Nontaxable	617	583
Dividends	314	84
TOTAL INTEREST INCOME	25,107	17,815
INTEREST EXPENSE:
Deposits	3,939	1,275
Borrowed funds	3,088	278
TOTAL INTEREST EXPENSE	7,027	1,553
NET INTEREST INCOME	18,080	16,262
Provision for credit losses	-	250
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	18,080	16,012
NON-INTEREST INCOME:
Service charges	1,211	1,248
Trust	230	249
Brokerage and insurance	514	481
Gains on loans sold	45	105
Equity security losses, net	(218)	(45)
Available for sale security gains, net	-	-
Earnings on bank owned life insurance	218	207
Other	174	186
TOTAL NON-INTEREST INCOME	2,174	2,431
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,677	6,913
Occupancy	835	794
Furniture and equipment	151	129
Professional fees	381	339
FDIC insurance	300	135
Pennsylvania shares tax	298	339
Amortization of intangibles	31	40
Merger and acquisition	244	-
Software expenses	351	341
ORE expense (income)	26	(367)
Other	1,484	1,568
TOTAL NON-INTEREST EXPENSES	11,778	10,231
Income before provision for income taxes	8,476	8,212
Provision for income taxes	1,609	1,472
NET INCOME	$6,867	$6,740

PER COMMON SHARE DATA:
Net Income - Basic	$1.73	$1.69
Net Income - Diluted	$1.73	$1.69
Cash Dividends Paid	$0.485	$0.470

Number of shares used in computation - basic	3,966,161	3,977,911
Number of shares used in computation - diluted	3,966,166	3,977,968

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$6,867	$6,740
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	8,977	(20,987)
Income tax effect	(1,885)	4,407
Change in unrecognized pension cost	7	36
Income tax effect	(1)	(8)
Change in unrealized gain on interest rate swaps	(910)	2,458
Income tax effect	191	(516)
Other comprehensive income (loss), net of tax	6,379	(14,610)
Comprehensive income (loss)	$13,246	$(7,870)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional		Accumulated Other
(in thousands, except share data)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2022	4,427,687	$4,428	$80,911	$164,922	$(33,141)	$(16,973)	$200,147

Comprehensive income:
Net income				6,867			6,867
Net other comprehensive income (loss)					6,379		6,379
Restricted stock vesting (89 shares)			5				5
Forfeited restricted stock (161 shares)			10			(10)	-
Change in Accounting policy for allowance for credit losses				1,766	-		1,766
Cash dividends, $0.485 per share				(1,926)			(1,926)
Balance, March 31, 2023	4,427,687	$4,428	$80,926	$171,629	$(26,762)	$(16,983)	$213,238

Balance, December 31, 2021	4,388,901	$4,389	$78,395	$146,010	$(155)	$(16,147)	$212,492

Comprehensive income:
Net income				6,740			6,740
Net other comprehensive income (loss)					(14,610)		(14,610)
Purchase of treasury stock (113 shares)						(7)	(7)
Restricted stock, executive, and Board of Director awards (79 shares			(5)			5	-
Restricted stock vesting (61 shares)			4				4
Forfeited restricted stock (39 shares)			2			(2)	-
Cash dividends, $0.470 per share				(1,874)			(1,874)
Balance, March 31, 2022	4,388,901	$4,389	$78,396	$150,876	$(14,765)	$(16,151)	$202,745

The accompanying notes are an integral part of these unaudited consolidated financial statements

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,867	$6,740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	-	250
Depreciation and amortization	264	262
Amortization and accretion of loans and other assets	(528)	(588)
Amortization and accretion of investment securities	431	560
Deferred income taxes	(65)	(115)
Investment securities losses, net	218	45
Earnings on bank owned life insurance	(218)	(207)
Vesting of restricted stock	5	4
Originations of loans held for sale	(1,629)	(1,386)
Proceeds from sales of loans held for sale	1,716	5,359
Realized gains on loans sold	(45)	(105)
Decrease (Increase) in accrued interest receivable	156	(179)
Gain on sale of foreclosed assets held for sale	(25)	(487)
Increase in accrued interest payable	536	3
Other, net	2,725	1,888
Net cash provided by operating activities	10,408	12,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments	4,636	9,135
Purchase of securities	-	(79,970)
Proceeds from sale of equity securities	67	-
Purchase of interest bearing time deposits with other banks	-	(496)
Proceeds from matured interest bearing time deposits with other banks	-	994
Proceeds from redemption of regulatory stock	4,370	1,217
Purchase of regulatory stock	(5,899)	(1,004)
Net decrease (increase) in loans	2,199	(36,470)
Purchase of premises and equipment	(208)	(58)
Investments in low income housing partnerships	(81)	-
Proceeds from sale of foreclosed assets held for sale	139	598
Net cash provided by (used in) investing activities	5,223	(106,054)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	(44,521)	42,939
Repayments of long-term borrowings	-	(4,725)
Net (decrease) increase in short-term borrowed funds	30,778	(1,040)
Purchase of treasury and restricted stock	-	(8)
Dividends paid	(1,926)	(1,874)
Net cash (used) provided by financing activities	(15,669)	35,292
Net (decrease) increase in cash and cash equivalents	(38)	(58,718)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,211	172,833
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,173	$114,115

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,491	$1,550
Income taxes paid	$-	$-
Loans transferred to foreclosed property	$-	$61
Right of use asset and liability	$-	$-
CECL adjustment	$3,300	$-

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at March 31, 2023 and for the periods ended March 31, 2023 and 2022 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the three month period ended March 31, 2023 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Pronouncements Adopted in 2023

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Bank. The results reported for periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Bank adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and held-to-maturity debt securities, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Bank recorded a cumulative effect increase to retained earnings of $1.8 million, net of tax, of which $3.3 million related to loans and ($1.1) million related to unfunded commitments.

The Bank adopted the provisions of ASC 326 related to financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30 using the prospective transition approach. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.

Index
The Bank expanded the pooling utilized under the legacy incurred loss method to include additional segmentation based on risk. The impact of the change from the incurred loss model to the current expected credit loss model is detailed below (in thousands):

	January 1, 2023
	Pre-adoption	Adoption Impact	As Reported
Assets
Allowance for credit losses - loans
Real estate loans:
Residential	$1,056	$79	$1,135
Commercial	10,120	(3,070)	7,050
Agricultural	4,589	(1,145)	3,444
Construction	801	(103)	698
Consumer	135	1,040	1,175
Other commercial loans	1,040	(328)	712
Other agricultural loans	489	(219)	270
State and political subdivision loans	322	(280)	42
Unallocated	-	726	726
Total	$18,552	$(3,300)	$15,252

Liabilities
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$165	$1,064	$1,229

The Bank adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such charges had been recorded on the securities held by the Bank as of the date of adoption.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU became effective on January 1, 2023 for the Corporation. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Corporation’s financial statements.

Loans
 A loan is classified as a modified loan to a borrower experiencing financial difficulty when a contractual loan modification in the form of principal forgiveness, an interest rate reduction, an other-than-significant payment delay or a term extension (or a combination thereof) has been granted to an existing borrower experiencing financial difficulties. The goal when modifying a credit is to establish a reasonable period of time to provide cash flow relief to customers experiencing cash flow difficulties. Accruing modified loans to borrowers experiencing financial difficulty are primarily comprised of loans on which interest is being accrued under the modified terms, and the loans are current or less than 90 days past due.

Index
Loans and Leases - Prior to ASU No. 2022-02 Adoption

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management granted a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

Allowance for Credit losses – Loans

The allowance for credit losses (ACL) on loans and leases is a valuation account that is used to present the net amount expected to be collected on a loan or lease. The ACL for loans and leases is adjusted through provision for credit losses as a charge against, or credit to, earnings. Loans and leases deemed to be uncollectible are charged against the ACL on loans and leases, and any subsequent recoveries are credited to the ACL. Management evaluates the ACL on a quarterly basis. When changes in the reserve are necessary, an adjustment is made.

Management utilizes a discounted cash flow (DCF) model to calculate the present value of the expected cash flows for pools of loans and leases that share similar risk characteristics and compares the results of this calculation to the amortized cost basis to determine its allowance for credit loss balance.

Management uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts in calculating its ACL. Historical credit loss experience provides the basis for the estimation of expected credit losses. Management determines whether there is a need to make qualitative adjustments to historical loss information by monitoring certain factors including differences in current loan-specific risk characteristics as well as for changes in external or environmental conditions, or other relevant factors.

The contractual term used in projecting the cash flows of a loan is based on the maturity date of a loan, and is adjusted for prepayment or curtailment assumptions which may shorten that contractual time period. Options to extend are considered by management in determining the contractual term.

The key inputs to the DCF model are (1) probability of default, (2) loss given default, (3) prepayment and curtailment rates, (4) reasonable and supportable economic forecasts, (5) forecast reversion period, (6) expected recoveries on charged off loans, and (7) discount rate.

Probability of Default (PD)

In order to incorporate economic factors into forecasting within the DCF model, management elected to use the Loss Driver method to generate the PD rate inputs. The Loss Driver method analyzes how one or more economic factors change the default rate using a statistical regression analysis. Management selected economic factors that had strong correlations to historical default rates.

Loss Given Default (LGD)

Management elected to use the Frye Jacobs parameter for determining the LGD input, which is an estimation technique that derives a LGD input from segment specific risk curves that correlates LGD with PD.

Prepayment and Curtailment rates

Prepayment Rates: Loan level transaction data is used to calculate a semi-annual prepayment rate. Those semi-annual rates are annualized and the average of the annualized rates is used in the DCF calculation for fixed payment or term loans. Rates are calculated for each pool.

Index
Curtailment Rates: Loan level transaction data is used to calculate annual curtailment rates using any available historical loan level data. The average of the historical rates is used in the DCF model for interest only payment or line of credit type loans. Rates are calculated for each pool.

Reasonable and Supportable Forecasts

The forecast data used in the DCF model is obtained via a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario.

Forecast Reversion Period

Management uses forecasts to predict how economic factors will perform and has determined to use a four quarter forecast period as well as a four quarter straight-line reversion period to historical averages (also commonly referred to as the mean reversion period).

Expected Recoveries on Charged-off Loans

Management performs an analysis to estimate recoveries that could be reasonably expected based on historical experience in order to account for expected recoveries on loans that have already been fully charged-off and are not included in the ACL calculation.

Discount Rate

The effective interest rate of the underlying loans and leases of the Corporation serves as the discount rate applied to the expected periodic cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Individual Evaluation

Management evaluates individual instruments for expected credit losses when those instruments do not share similar risk characteristics with instruments evaluated using a collective (pooled) basis. Instruments will not be included in both collective and individual analyses. Individual analysis will establish a specific reserve for instruments in scope.

Management considers a financial asset as collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral, based on management’s assessment as of the reporting date.

Accrued Interest Receivable on Loans and Leases

Accrued interest receivable on loans held for investment totaled $4.7 million at March 31, 2023 and is included within Accrued interest receivable. This amount is excluded from the estimate of expected credit losses.

Reserve for Unfunded Commitments

The Corporation maintains a reserve in other liabilities for off-balance sheet credit exposures such as unfunded commitments that are currently unfunded in categories with historical loss experience. Management calculates funding rates annually using loan level data history at the portfolio level. The applicable pool level loss rates for the is then applied to calculate the reserve for unfunded commitments liability each period.

Index

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

Index
The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31, 2023 and 2022 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended
	March 31,
Revenue stream	2023	2022
Service charges on deposit accounts
Overdraft fees	$359	307
Statement fees	52	56
Interchange revenue	697	723
ATM income	38	89
Other service charges	65	73
Total Service Charges	1,211	1,248
Trust	230	249
Brokerage and insurance	514	481
Other	115	139
Total	$2,070	$2,117

Note 3 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended
	March 31,
	2023	2022
Net income applicable to common stock	$6,867,000	$6,740,000

Basic earnings per share computation
Weighted average common shares outstanding	3,966,161	3,977,911
Earnings per share - basic	$1.73	$1.69

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,966,161	3,977,911
Add: Dilutive effects of restricted stock	5	57
Weighted average common shares outstanding for dilutive earnings per share	3,966,166	3,977,968
Earnings per share - diluted	$1.73	$1.69

For the three months ended March 31, 2023 and 2022, there were 4,499 and 3,358 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $51.14-$74.27 for the three month period ended March 31, 2023 and per share prices ranging from $57.36-$63.19 for the three month period ended March 31, 2022.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2023 and December 31, 2022 were as follows (in thousands):

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$77,060	$-	$(6,211)	$-	$70,849
U.S. treasury securities	162,300	-	(10,590)	-	151,710
Obligations of state and political subdivisions	120,128	66	(8,656)	-	111,538
Corporate obligations	10,324	-	(972)	-	9,352
Mortgage-backed securities in government sponsored entities	112,112	12	(12,158)	-	99,966
Total available-for-sale securities	$481,924	$78	$(38,587)	$-	$443,415

December 31, 2022
Available-for-sale securities:
U.S. agency securities	$78,556	$-	$(7,879)	$-	$70,677
U.S. treasury securities	162,236	-	(13,666)	-	148,570
Obligations of state and political subdivisions	120,562	35	(10,297)	-	110,300
Corporate obligations	10,335	-	(952)	-	9,383
Mortgage-backed securities in government sponsored entities	115,304	15	(14,743)	-	100,576
Total available-for-sale securities	$486,993	$50	$(47,537)	$-	$439,506

Index
The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022 (in thousands). As of March 31, 2023, the Company owned 340 securities whose fair value was less than their cost basis.

March 31, 2023	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$23,681	$(388)	$47,167	$(5,823)	$70,848	$(6,211)
U.S. treasury securities	4,503	(112)	147,207	(10,478)	151,710	(10,590)
Obligations of state and political subdivisions	11,731	(189)	87,625	(8,467)	99,356	(8,656)
Corporate obligations	1,241	(9)	8,111	(963)	9,352	(972)
Mortgage-backed securities in government sponsored entities	11,008	(203)	86,241	(11,955)	97,249	(12,158)
Total securities	$52,164	$(901)	$376,351	$(37,686)	$428,515	$(38,587)

December 31, 2022
U.S. agency securities	$39,729	$(1,892)	$30,948	$(5,987)	$70,677	$(7,879)
U.S. treasury securities	32,673	(1,337)	115,897	(12,329)	148,570	(13,666)
Obligations of states and political subdivisions	66,725	(4,887)	35,782	(5,410)	102,507	(10,297)
Corporate obligations	2,165	(165)	6,218	(787)	8,383	(952)
Mortgage-backed securities in government sponsored entities	40,270	(3,367)	57,319	(11,376)	97,589	(14,743)
Total securities	$181,562	$(11,648)	$246,164	$(35,889)	$427,726	$(47,537)

Allowance for Credit Losses – Available for Sale Securities

The Bank measures expected credit losses on available-for-sale debt securities when the Bank does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Bank considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Bank obtains its forecast data through a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Index
The allowance for credit losses on available-for-sale debt securities is included within Investment securities available-for-sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Bank believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Credit Losses on Investment Securities – Prior to adopting ASU 2016-13

The Bank adopted ASU No. 2016-13 effective January 1, 2023. Financial statement amounts related to Investment Securities recorded as of December 31, 2022 and for the periods ending December 31, 2022 are presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2022

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other than temporary. To determine whether a loss is other than temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other than temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value are not necessarily favorable or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

Declines in the fair value of securities below their cost that are deemed to be other than temporary are separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss), and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive (loss) income.

There were no sales of available for sale securities during the three months ended March 31, 2023 or March 31, 2022.

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three month periods ended March 31, 2023 and 2022, and the portion of unrealized gains for the period that relates to equity investments held at March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
Equity securities	2023	2022
Net losses recognized in equity securities during the period	$(218)	$(45)
Less: Net gains realized on the sale of equity securities during the period	5	-
Net unrealized losses	$(223)	$(45)

Index
Investment securities with an approximate carrying value of $349.9 million and $311.8 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The amortized cost and fair value of debt securities at March 31, 2023, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$33,318	$32,672
Due after one year through five years	186,057	174,441
Due after five years through ten years	99,003	90,031
Due after ten years	163,546	146,271
Total	$481,924	$443,415
Note 5 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York and Wilmington and Dover, Delaware. Although the Company had a diversified loan portfolio at March 31, 2023 and December 31, 2022, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Real estate loans:
Residential	$212,793	$210,213
Commercial	878,972	876,569
Agricultural	312,793	313,614
Construction	75,745	80,691
Consumer	87,101	86,650
Other commercial loans	64,133	63,222
Other agricultural loans	32,052	34,832
State and political subdivision loans	59,886	59,208
Total	1,723,475	1,724,999
Allowance for credit losses - loans	15,250	18,552
Net loans	$1,708,225	$1,706,447

Allowance for Credit Losses, effective January 1, 2023

As discussed in Note 1 “Basis of Presentation”, the Company adopted CECL effective January 1, 2023. CECL requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model (in effect for periods prior to 2023). Accordingly, allowance for losses disclosures subsequent to January 1, 2023 are not always comparable to prior dates. In addition, certain new disclosures required under CECL are not applicable to prior periods. As a result, the following tables present disclosures separately for each period, where appropriate. New disclosures required under CECL are only shown for the current period and are noted. See Note 1, “Basis of Presentation”, for a summary of the impact of adopting CECL on January 1, 2023.

Index
Under CECL, loans evaluated individually for impairment consist of non-accrual commercial loans and recently modified loans that were experiencing financial difficulty at the time of the modification. Under the incurred loss model in effect prior to the adoption of CECL, loans evaluated individually for impairment were referred to as impaired loans.

The allowance for credit losses related to loans consists of loans evaluated collectively and individually for expected credit losses. It represents an estimate of credit losses over the expected life of the loans as of the balance sheet date and is recorded as a reduction to net loans. The allowance for credit losses for off-balance sheet credit exposures includes estimated losses on unfunded loan commitments, letters of credit and other off-balance sheet credit exposures. The total allowance for credit losses is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.

The following table presents the components of the allowance for credit losses as of March 31, 2023 (in thousands):

March 31, 2023
Allowance for Credit Losses – Loans	$15,250
Allowance for Credit Losses - Off-Balance Sheet Credit Exposure	1,229
Total allowance for credit losses	$16,479

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2023 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at December 31, 2022	$18,552	$165	$18,717
Impact of adopting CECL	(3,300)	1,064	(2,236)
Loans charge-off	(7)	-	(7)
Recoveries of loans previously charged-off	5	-	5
Net loans charged-off	(2)	-	(2)
Provision for credit losses	-	-	-
Balance at March 31, 2023	$15,250	$1,229	$16,479

Index
The following table presents the activity in the allowance for credit losses – loans, by portfolio segment, for the three months ended March 31, 2023.

	For the three months ended March 31, 2023
	Balance at December 31, 2022	Impact of adopting CECL	Charge-offs	Recoveries	Provision	Balance at March 31, 2023
Real estate loans:
Residential	$1,056	$79	$-	$-	$60	$1,195
Commercial	10,120	(3,070)	-	-	(303)	6,747
Agricultural	4,589	(1,145)	-	-	(35)	3,409
Construction	801	(103)	-	-	153	851
Consumer	135	1,040	(7)	4	48	1,220
Other commercial loans	1,040	(328)	-	1	(1)	712
Other agricultural loans	489	(219)	-	-	(20)	250
State and political
subdivision loans	322	(280)	-	-	-	42
Unallocated	-	726	-	-	98	824
Total	$18,552	$(3,300)	$(7)	$5	$-	$15,250

The following table presents the allowance for credit losses – loans and amortized cost basis of loans under CECL methodology as of March 31, 2023:

	Allowance for Credit Losses – Loans				Loans
March 31, 2023	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$1,169	$26	$1,195	$212,535	$258	$212,793
Commercial	6,576	171	6,747	872,802	6,170	878,972
Agricultural	3,385	24	3,409	308,476	4,317	312,793
Construction	594	257	851	73,388	2,357	75,745
Consumer	1,216	4	1,220	87,097	4	87,101
Other commercial loans	705	7	712	62,453	1,680	64,133
Other agricultural loans	250	-	250	31,719	333	32,052
State and political subdivision loans	42	-	42	59,886	-	59,886
Unallocated	824	-	824	-	-	-
Total	$14,761	$489	$15,250	$1,708,356	$15,119	$1,723,475

Allowance for Credit Losses, prior to January 1, 2023

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of incurred losses in the loan portfolio as of the balance sheet date and is recorded as a reduction to net loans. The reserve for unfunded lending commitments represents management’s estimate of incurred losses in unfunded commitments and letters of credit, and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by charges to expense, through the provision for credit losses and decreased by charge-offs, net of recoveries. The following table presents the components of the allowance for credit losses as of December 31, 2022 (in thousands):

December 31, 2022
Allowance for loan Losses	$18,552
Reserve for unfunded commitments	165
Total allowance for credit losses	$18,717

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2022 (in thousands):

	Allowance for Loan Losses - Loans	Reserve for unfunded commitments	Total
Balance at December 31, 2021	$17,304	$165	$17,469

Loans charge-off	(5)	-	(5)
Recoveries of loans previously charged-off	7	-	7
Net loans charged-off	2	-	2
Provision for credit losses	250	-	250
Balance at March 31, 2022	$17,556	$165	$17,721

Index
The following table presents the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2022.

	For the three months ended March 31, 2022
	Balance at December 31, 2021	Charge-offs	Recoveries	Provision	Balance at March 31, 2022
Real estate loans:
Residential	$1,147	$-	$-	$(77)	$1,070
Commercial	8,099	-	-	295	8,394
Agricultural	4,729	-	-	(213)	4,516
Construction	434	-	-	63	497
Consumer	262	(5)	5	(52)	210
Other commercial loans	1,023	-	2	355	1,380
Other agricultural loans	558	-	-	(7)	551
State and political
subdivision loans	281	-	-	4	285
Unallocated	771	-	-	(118)	653
Total	$17,304	$(5)	$7	$250	$17,556

The following table presents loans and their related allowance for loan losses, by portfolio segment, as of December 31, 2022 (in thousands):

	Allowance for loan losses			Loans
	Collectively evaluated for impairment	Individually evaluated for impairment	Total allowance for loan losses	Collectively evaluated for impairment	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total Loans
Real estate loans:
Residential	$4	$1,052	$1,056	$209,869	$335	$9	$210,213
Commercial	57	10,063	10,120	869,038	5,675	1,856	876,569
Agricultural	24	4,565	4,589	306,793	5,380	1,441	313,614
Construction	-	801	801	80,691	-	-	80,691
Consumer	4	131	135	86,646	4	-	86,650
Other commercial loans	13	1,027	1,040	63,120	102	-	63,222
Other agricultural loans	-	489	489	34,359	473	-	34,832
State and political subdivision loans	-	322	322	59,208	-	-	59,208
Total	$102	$18,450	$18,552	$1,709,724	$11,969	$3,306	$1,724,999

Non-performing Loans

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

Index
The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of March 31, 2023 and December 31, 2022, respectively. The balances are presented by class of loan receivable (in thousands):

	March 31, 2023				December 31, 2022
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non-performing loans	Nonaccrual	90 days or greater past due and accruing	Total non-performing loans
Real estate loans:
Mortgages	$37	$448	$7	$492	$562	$-	$562
Home Equity	-	29	-	29	29	-	29
Commercial	356	2,067	6	2,429	2,778	-	2,778
Agricultural	188	2,881	-	3,069	3,222	-	3,222
Construction	2,357	-	-	2,357	-	-	-
Consumer	-	-	-	-	-	7	7
Other commercial loans	34	1,674	35	1,743	62	-	62
Other agricultural loans	-	333	-	333	285	-	285
State and political subdivision	-	-	-	-	-	-	-
	$2,972	$7,432	$48	$10,452	$6,938	$7	$6,945

As of March 31, 2023, there were $7.4 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charge down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Real Estate	Other	None	Total
Real estate loans:
Mortgages	$448	$-	$-	$448
Home Equity	66	-	-	66
Commercial	2,423	-	-	2,423
Agricultural	3,069	-	-	3,069
Construction	2,357	-	-	2,357
Consumer	-	-	-	-
Other commercial loans	-	1,708	-	1,708
Other agricultural loans	-	333	-	333
State and political subdivision	-	-	-	-
	$8,363	$2,041	-	$10,404

	December 31, 2022
	Real Estate	Other	None	Total
Real estate loans:
Mortgages	$562	$-	$-	$562
Home Equity	29	-	-	29
Commercial	2,778	-	-	2,778
Agricultural	3,222	-	-	3,222
Construction	-	-	-	-
Consumer	-	-	-	-
Other commercial loans	-	62	-	62
Other agricultural loans	-	285	-	285
State and political subdivision	-	-	-	-
	$6,591	$347	$-	$6,938

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

Index
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

The following tables represent credit exposures by internally assigned grades, by origination year as of March 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$18,067	$250,390	$166,134	$106,848	$72,432	$208,583	$24,312	$1,206	$847,972
Special Mention	-	8,864	-	337	6,746	8,295	276	-	24,518
Substandard	-	269	75	195	215	5,129	590	9	6,482
Total	$18,067	$259,523	$166,209	$107,380	$79,393	$222,007	$25,178	$1,215	$878,972
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$6,208	$49,878	$31,817	$33,894	$27,686	$132,206	$11,936	$1,345	$294,970
Special Mention	-	3,061	1,430	-	-	6,938	70	3	11,502
Substandard	-	-	-	-	106	5,888	95	232	6,321
Total	$6,208	$52,939	$33,247	$33,894	$27,792	$145,032	$12,101	$1,580	$312,793
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$3,320	$42,270	$23,685	$780	$-	$-	$83	$-	$70,138
Special Mention	567	729	539	-	-	-	1,415	-	3,250
Substandard	-	-	2,357	-	-	-	-	-	2,357
Total	$3,887	$42,999	$26,581	$780	$-	$-	$1,498	$-	$75,745
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans					-
Risk Rating
Pass	$2,139	$6,336	$9,123	$5,208	$6,459	$5,446	$26,635	$118	$61,464
Special Mention	-	93	233	-	105	62	128	40	661
Substandard	-	-	-	-	198	1,498	284	-	1,980
Doubtful	-	-	-	-	-	-	-	28	28
Total	$2,139	$6,429	$9,356	$5,208	$6,762	$7,006	$27,047	$186	$64,133
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other agricultural loans					-
Risk Rating
Pass	$1,710	$2,000	$8,423	$1,401	$1,875	$670	$13,979	$-	$30,058
Special Mention	-	552	35	51	10	67	478	-	1,193
Substandard	-	-	-	-	9	420	135	237	801
Total	$1,710	$2,552	$8,458	$1,452	$1,894	$1,157	$14,592	$237	$32,052
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans					-
Risk Rating
Pass	$-	$16,490	$12,271	$4,607	$7	$26,511	$-	$-	$59,886
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$-	$16,490	$12,271	$4,607	$7	$26,511	$-	$-	$59,886
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total					-
Risk Rating
Pass	$31,444	$367,364	$251,453	$152,738	$108,459	$373,416	$76,945	$2,669	$1,364,488
Special Mention	567	13,299	2,237	388	6,861	15,362	2,367	43	41,124
Substandard	-	269	2,432	195	528	12,935	1,104	478	17,941
Doubtful	-	-	-	-	-	-	-	28	28
Total	$32,011	$380,932	$256,122	$153,321	$115,848	$401,713	$80,416	$3,218	$1,423,581

Index
Information presented in the table above is not required for periods prior to adoption of CECL. The following table presents the most comparable information for the prior period, internal credit risk ratings for the indicated loan class segments as of December 31, 2022.

December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$842,912	$28,047	$5,610	$-	$-	$876,569
Agricultural	295,443	11,960	6,211	-	-	313,614
Construction	75,703	2,642	2,346	-	-	80,691
Other commercial loans	59,902	2,953	337	30	-	63,222
Other agricultural loans	32,708	1,307	817	-	-	34,832
State and political
subdivision loans	59,208	-	-	-	-	59,208
Total	$1,365,876	$46,909	$15,321	$30	$-	$1,428,136

Index
For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity, by origination year, as of March 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Mortgage
Payment Performance
Performing	$3,084	$26,017	$36,664	$21,427	$12,856	$65,870	$-	$-	$165,918
Nonperforming	-	-	-	-	-	485	-	-	485
Total	$3,084	$26,017	$36,664	$21,427	$12,856	$66,355	$-	$-	$166,403
Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

Home equity					-
Payment Performance
Performing	$617	$3,379	$2,146	$2,582	$2,853	$9,640	$24,726	$418	$46,361
Nonperforming	-	-	-	-	-	29	-	-	29
Total	$617	$3,379	$2,146	$2,582	$2,853	$9,669	$24,726	$418	$46,390
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Payment Performance
Performing	$298	$1,271	$746	$606	$639	$1,743	$81,787	$11	$87,101
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$298	$1,271	$746	$606	$639	$1,743	$81,787	$11	$87,101
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$6	$-	$6

Total					-
Payment Performance
Performing	$3,999	$30,667	$39,556	$24,615	$16,348	$77,253	$106,513	$429	$299,380
Nonperforming	-	-	-	-	-	514	-	-	514
Total	$3,999	$30,667	$39,556	$24,615	$16,348	$77,767	$106,513	$429	$299,894

Information presented in the table above is not required for periods prior to adoption of CECL. The following table presents the most comparable information for the prior period, internal credit risk ratings for the indicated loan class segments as of December 31, 2022.

December 31, 2022	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$161,998	$562	$9	$162,569
Home Equity	47,615	29	-	47,644
Consumer	86,643	7	-	86,650
Total	$296,256	$598	$9	$296,863

Aging Analysis of Past Due Loan Receivables

Index
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$398	$74	$252	$724	$165,679	$166,403	$7
Home Equity	50	4	29	83	46,307	46,390	-
Commercial	198	130	1,601	1,929	877,043	878,972	6
Agricultural	59	-	1,379	1,438	311,355	312,793	-
Construction	-	-	-	-	75,745	75,745	-
Consumer	124	-	-	124	86,977	87,101	-
Other commercial loans	65	6	1,709	1,780	62,353	64,133	35
Other agricultural loans	307	-	-	307	31,745	32,052	-
State and political
subdivision loans	-	-	-	-	59,886	59,886	-
Total	$1,201	$214	$4,970	$6,385	$1,717,090	$1,723,475	$48

Loans considered non-accrual	$-	$80	$4,922	$5,002	$5,402	$10,404
Loans still accruing	1,201	134	48	1,383	1,711,688	1,713,071
Total	$1,201	$214	$4,970	$6,385	$1,717,090	$1,723,475

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loan Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$356	$132	$229	$717	$161,843	$9	$162,569	$-
Home Equity	48	9	29	86	47,558	-	47,644	-
Commercial	1,065	115	1,788	2,968	871,745	1,856	876,569	-
Agricultural	-	-	1,368	1,368	310,805	1,441	313,614	-
Construction	-	-	-	-	80,691	-	80,691	-
Consumer	147	-	7	154	86,496	-	86,650	7
Other commercial loans	1,660	35	32	1,727	61,495	-	63,222	-
Other agricultural loans	-	-	-	-	34,832	-	34,832	-
State and political
subdivision loans	-	-	-	-	59,208	-	59,208	-
Total	$3,276	$291	$3,453	$7,020	$1,714,673	$3,306	$1,724,999	$7
Loans considered non-accrual	$46	$76	$3,446	$3,568	$3,370	$-	$6,938
Loans still accruing	3,230	215	7	3,452	1,711,303	3,306	1,718,061
Total	$3,276	$291	$3,453	$7,020	$1,714,673	$3,306	$1,724,999

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

Index
The following table shows, the amortized cost basis by class of loans receivable, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2023 (dollars in thousands):

	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$131	0.08%
Commercial	4	1,759	0.20%
Consumer	1	4	0.00%
Total	6	$1,894

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	$97	0.01%
Total	1	$97

The following table shows, by class of loans receivable, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 4 months
Commercial	4	Extended the weighted average loan maturity 24 months
Consumer	1	Extended the loan maturity 24 months
Total	6

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	Extended the loan maturity 6 months
Total	1

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults after the modification date for the three months ended March 31, 2023.

The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at March 31, 2023 (in thousands):

		30-89 Days	90 Days
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Real estate loans:
Mortgages	$131	$-	$-	$131
Commercial	1,759	-	-	1,759
Consumer	4	-	-	4
Total	$1,894	$-	$-	$1,894

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	$97	-	-	$97
Total	$97	$-	$-	$97

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2023 and December 31, 2022, included within other assets are $428,000 and $543,000, respectively, of foreclosed assets. As of March 31, 2023, included within the foreclosed assets are $228,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2023, the Company had initiated formal foreclosure proceedings on $185,000 of consumer residential mortgages, which had not yet been transferred into foreclosed assets.

Index
Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,350	$(1,436)	$914	$2,336	$(1,362)	$974
Core deposit intangibles	1,943	(1,676)	267	1,943	(1,645)	298
Total amortized intangible assets	$4,293	$(3,112)	$1,181	$4,279	$(3,007)	$1,272
Unamortized intangible assets:
Goodwill	$31,376			$31,376

(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). We based our projections of amortization expense shown below on existing asset balances at March 31, 2023. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended March 31, 2023 (actual)	$73	$31	$104
Three months ended March 31, 2022 (actual)	82	40	122
Estimate for year ending December 31,
Remaining 2023	197	91	288
2024	214	86	300
2025	165	50	215
2026	122	17	139
2027	89	12	101
Thereafter	127	11	138
Total	$914	$267	$1,181

Note 7 – Employee Benefit Plans

For additional detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2022 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022	Affected line item on the Consolidated Statement of Income
Service cost	$78	$78	Salary and Employee Benefits
Interest cost	110	59	Other Expenses
Expected return on plan assets	(197)	(203)	Other Expenses
Net amortization and deferral	7	36	Other Expenses
Net periodic benefit cost	$(2)	$(30)

The Bank does not expect to contribute to the Pension Plan during 2023.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of March 31, 2023, 116,058 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three months ended March 31, 2023:

	Three months
	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	6,622	$63.63
Granted	-	-
Forfeited	(161)	(63.13)
Vested	(89)	(59.06)
Outstanding, end of period	6,372	$63.71

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. For the three months ended March 31, 2023 and 2022, compensation expense totaled $65,000 and $77,000, respectively. At March 31, 2023, the total compensation cost related to nonvested awards that had not yet been recognized was $406,000, which is expected to be recognized over the next three years.

Index

Note 8 – Accumulated Comprehensive Loss

The following tables present the changes in accumulated other comprehensive income by component, net of tax, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31, 2023
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2022	$(37,514)	$(1,056)	$5,429	$(33,141)
Other comprehensive income (loss) before reclassifications (net of tax)	7,092	-	(359)	6,733
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	6	(360)	(354)
Net current period other comprehensive income (loss)	7,092	6	(719)	6,379
Balance as of March 31, 2023	$(30,422)	$(1,050)	$4,710	$(26,762)

	Three months ended March 31, 2022
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2021	$304	$(1,968)	$1,509	$(155)
Other comprehensive income (loss) before reclassifications (net of tax)	(16,580)	-	1,910	(14,670)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	28	32	60
Net current period other comprehensive income (loss)	(16,580)	28	1,942	(14,610)
Balance as of March 31, 2022	$(16,276)	$(1,940)	$3,451	$(14,765)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended March 31,
	2023	2022
Unrealized gains and losses on available for sale securities
	$-	$-	Available for sale securities gains, net
	-	-	Provision for income taxes
	$-	$-	Net of tax

Defined benefit pension items
	$(7)	$(36)	Other expenses
	1	8	Provision for income taxes
	$(6)	$(28)	Net of tax

Unrealized gain (loss) on interest rate swap	$456	$(40)	Interest expense
	(96)	8	Provision for income taxes
	$360	$(32)	Net of tax

Total reclassifications	$354	$(60)

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

Index
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2023	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,923	$-	$-	$1,923
Available for sale securities:
U.S. Agency securities	-	70,849	-	70,849
U.S. Treasury securities	151,710	-	-	151,710
Obligations of state and political subdivisions	-	111,538	-	111,538
Corporate obligations	-	9,352	-	9,352
Mortgage-backed securities in government sponsored entities	-	99,966	-	99,966
Other Assets
Derivative instruments	-	14,197	-	14,197
Liabilities
Derivative instruments	-	(8,234)	-	(8,234)

December 31, 2022	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$2,208	$-	$-	$2,208
Available for sale securities:
U.S. Agency securities	-	70,677	-	70,677
U.S. Treasuries securities	148,570	-	-	148,570
Obligations of state and political subdivisions	-	110,300	-	110,300
Corporate obligations	-	9,383	-	9,383
Mortgage-backed securities in government sponsored entities	-	100,576	-	100,576
Other Assets
Derivative instruments	-	16,599	-	16,599
Liabilities
Derivative instruments	-	(9,726)	-	(9,726)

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 are included in the table below (in thousands):

March 31, 2023	Level I	Level II	Level III	Total
Individually analyzed loans held for investment	$-	$-	$3,705	$3,705
Other real estate owned	-	-	52	52

December 31, 2022	Level I	Level II	Level III	Total
Individually analyzed loans held for investment	$-	$-	$496	$496
Other real estate owned	-	-	297	297

Index
•
Individually analyzed loans held for investment - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for credit losses - loans or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $322,000 and $50,000 at March 31, 2023 and December 31, 2022, respectively.

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

March 31, 2023	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Individually analyzed loans held for investment	$3,705	Appraised Collateral Values	Discount for time since appraisal	0-100%	22.83%
			Selling costs	8%-10%	7.69%
			Holding period	0 - 12 months	11.97 months

Other real estate owned	52	Appraised Collateral Values	Discount for time since appraisal	20%	20.00%

December 31, 2022	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Individually analyzed loans held for investment	496	Appraised Collateral Values	Discount for time since appraisal	0-100%	25.16%
			Selling costs	8%-10%	8.41%
			Holding period	6 - 12 months	11.51 months

Other real estate owned	297	Appraised Collateral Values	Discount for time since appraisal	20-84%	39.84%

Index
Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

March 31, 2023	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$6,055	$5,848	$-	$-	$5,848
Loans held for sale	671	675	-	-	675
Net loans	1,708,225	1,644,211	-	-	1,644,211

Financial liabilities:
Deposits	1,799,687	1,789,120	1,518,045	-	271,075
Borrowed funds	288,059	276,451	-	-	276,451

December 31, 2022
Financial assets:
Interest bearing time deposits with other banks	$6,055	$6,055	$-	$-	$6,055
Loans held for sale	725	725	-	-	725
Net loans	1,706,447	1,662,514	-	-	1,662,514

Financial liabilities:
Deposits	1,844,208	1,832,037	1,566,517	-	265,520
Borrowed funds	257,278	246,288	-	-	246,288

The carrying amounts for cash and due from banks, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

Note 10 –Pending Acquisition of HV Bancorp, Inc.

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

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of HVBC, both of which have been received. The merger is currently expected to be completed on June 16, 2023.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which added to ASU 2020-04 optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a onetime election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The amendments in this ASU are effective for all entities upon issuance through December 31, 2024. The Company has identified our loan receivables that have an interest rate indexed to LIBOR and is currently assessing the appropriate transition path. As such, the Company does not have an estimate of the financial impact of this update but does not expect the impact to be material to the financial statements of the Company.

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

In March 2023, the FASB issued ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)”. The ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria in Accounting Standards Codification (ASC) 323-740-25-1. While the ASU does not significantly alter the existing eligibility criteria, it does provide clarifications to address existing interpretive issues. It also prescribes specific information reporting entities must disclose about tax credit investments each period. This ASU is effective for reporting periods beginning after December 15, 2023, for public business entities, or January 1, 2024 for the Corporation. The Corporation does not expect the adoption of this ASU to have a material impact on the Corporation’s financial statements.

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

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2022 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Critical Accounting Policies

See Note 1, "Basis of Presentation" for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 36 banking facilities, 33 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square and two branches near the city of Lebanon, Pennsylvania. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. We have received approval to open a branch in Williamsport, Pennsylvania, which we expect to open in the second half of 2023.

Risk Management

Risk identification and management are essential elements for the successful management of the Company.  In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, liquidity, reputational and regulatory risk.

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the direction, frequency and magnitude of changes in market interest rates.  Interest rate risk results from various re-pricing frequencies and the maturity structure of the financial instruments owned by the Company.  The Company uses its asset/liability and funds management policy to control and manage interest rate risk.

Index
Credit risk represents the possibility that a customer may not perform in accordance with contractual terms.  Credit risk results from loans with customers and the purchasing of securities.  The Company’s primary credit risk is in the loan portfolio.  The Company manages credit risk by adhering to an established credit policy and through a disciplined evaluation of the adequacy of the allowance for credit losses.  Also, the investment policy limits the amount of credit risk that may be taken in the investment portfolio.

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

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of March 31, 2023 and December 31, 2022, the Trust Department had $156.6 million and $150.0 million of assets under management, respectively.

Index
Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $283.5 million at December 31, 2022 to $294.9 million at March 31, 2023. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $6,867,000 for the first three months of 2023 compared to $6,740,000 for last year’s comparable period, an increase of $127,000, or 1.9%. Basic earnings per share for the first three months of 2023 were $1.73, compared to $1.69 for last year’s comparable period, representing a 2.4% increase.  Annualized return on assets and return on equity for the three months of 2023 were 1.26% and 11.49%, respectively, compared with 1.26% and 12.46% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first three months of 2023 was $18,080,000, an increase of $1,818,000, or 11.2%, compared to the same period in 2022.  For the first three months of 2023, we did not record a provision for credit losses compared to a provision of $250,000 for the comparable period in 2022. Consequently, net interest income after the provision for credit losses was $18,080,000 in the first three months of 2023 compared to $16,262,000 during the first three months of 2022.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2023 and 2022 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates
	Three Months Ended
	March 31, 2023			March 31, 2022
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	14,129	27	0.78	123,379	46	0.15
Total short-term investments	14,129	27	0.78	123,379	46	0.15
Interest bearing time deposits at banks	6,055	44	3.00	10,957	70	2.59
Investment securities:
Taxable	380,537	1,870	1.97	339,097	1,196	1.41
Tax-exempt (3)	120,413	781	2.59	115,020	738	2.57
Total investment securities	500,950	2,651	2.12	454,117	1,934	1.70
Loans (2)(3)(4):
Residential mortgage loans	212,015	2,704	5.17	200,838	2,331	4.71
Construction	85,432	1,139	5.41	61,518	607	4.00
Commercial Loans	935,212	12,325	5.34	767,830	8,582	4.53
Agricultural Loans	344,291	4,253	5.01	350,784	3,749	4.33
Loans to state & political subdivisions	59,318	543	3.71	46,984	367	3.17
Other loans	97,833	1,692	7.01	27,193	349	5.20
Loans, net of discount	1,734,101	22,656	5.30	1,455,147	15,985	4.46
Total interest-earning assets	2,255,235	25,378	4.56	2,043,600	18,035	3.58
Cash and due from banks	7,039			6,393
Bank premises and equipment	17,617			16,976
Other assets	90,409			79,371
Total non-interest earning assets	115,065			102,740
Total assets	2,370,300			2,146,340
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	510,198	1,517	1.21	501,502	319	0.26
Savings accounts	319,408	206	0.26	317,176	74	0.09
Money market accounts	321,178	1,274	1.61	346,073	223	0.26
Certificates of deposit	279,244	942	1.37	322,867	659	0.83
Total interest-bearing deposits	1,430,028	3,939	1.12	1,487,618	1,275	0.35
Other borrowed funds	299,119	3,088	4.19	68,295	278	1.65
Total interest-bearing liabilities	1,729,147	7,027	1.65	1,555,913	1,553	0.40
Demand deposits	375,003			356,444
Other liabilities	27,064			17,569
Total non-interest-bearing liabilities	402,067			374,013
Stockholders' equity	239,086			216,414
Total liabilities & stockholders' equity	2,370,300			2,146,340
Net interest income		18,351			16,482
Net interest spread (5)			2.91%			3.17%
Net interest income as a percentage of average interest-earning assets			3.30%			3.27%
Ratio of interest-earning assets to interest-bearing liabilities			130%			131%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three months ended March 31, 2023 and 2022.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2023 and 2022 (in thousands):

	For the Three Months
	Ended March 31,
	2023	2022
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$2,558	$1,895
Tax equivalent adjustment	164	155
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$2,722	$2,050

Interest and fees on loans (non-tax adjusted)	$22,549	$15,920
Tax equivalent adjustment	107	65
Interest and fees on loans (tax equivalent basis)	$22,656	$15,985

Total interest income	$25,107	$17,815
Total interest expense	7,027	1,553
Net interest income	18,080	16,262
Total tax equivalent adjustment	271	220
Net interest income (tax equivalent basis)	$18,351	$16,482

Index
The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2023 vs 2022 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$5	$(24)	$(19)
Interest bearing time deposits at banks	(39)	13	(26)
Investment securities:
Taxable	160	514	674
Tax-exempt	35	8	43
Total investments	195	522	717
Loans:
Residential mortgage loans	134	239	373
Construction	279	253	532
Commercial Loans	2,055	1,688	3,743
Agricultural Loans	(68)	572	504
Loans to state & political subdivisions	106	70	176
Other loans	1,184	159	1,343
Total loans, net of discount	3,690	2,981	6,671
Total Interest Income	3,851	3,492	7,343
Interest Expense:
Interest-bearing deposits:
NOW accounts	6	1,192	1,198
Savings accounts	1	131	132
Money Market accounts	(15)	1,066	1,051
Certificates of deposit	(74)	357	283
Total interest-bearing deposits	(82)	2,746	2,664
Other borrowed funds	1,932	878	2,810
Total interest expense	1,850	3,624	5,474
Net interest income	$2,001	$(132)	$1,869

Tax equivalent net interest income increased from $16,482,000 for the three month period ended March 31, 2022 to $18,351,000 for the three month period ended March 31, 2023, an increase of $1,869,000. The tax equivalent net interest margin increased from 3.27% for the first three months of 2022 to 3.30% for the comparable period in 2023. The increase is primarily caused by the increase in the yield of interest-earning assets due to higher market interest rates in 2023 compared to 2022.

Total tax equivalent interest income for the 2023 three month period increased $7,343,000 as compared to the 2022 three month period. This increase was a result of an increase of $3,851,000 due to a change in volume as average interest-bearing assets increased $211.6 million. As a result of the higher market interest rate environment, the yield on average interest earning assets increased 98 basis point from 3.58% to 4.56% resulting in an increase interest income of $3,492,000.

Tax equivalent investment income for the three months ended March 31, 2023 increased $717,000 over the same period last year. The primary cause of the increase is the average rate paid on investment securities increased 42 basis points to 2.12%.

•
The average balance of taxable securities increased $41.4 million due to purchases made in the first quarter of 2022 due to deposit growth during that period, which resulted in an increase in investment income of $160,000. The yield on taxable securities increased 56 basis points from 1.41% to 1.97% as a result of the purchases made during 2022 in a higher rate environment. This resulted in an increase in investment income of $514,000.

•
The average balance of tax-exempt securities increased by $5.4 million, which resulted in an increase in investment income of $35,000. The yield on tax-exempt securities increased 2 basis points from 2.57% to 2.59%, which corresponds to an increase in interest income of $8,000. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $6,671,000 for the three months ended March 31, 2023 compared to the same period last year, as a result of a loan growth experienced in 2022.

•
Interest income on residential mortgage loans increased $373,000. The change due to rate was an increase of $239,000 as the average yield on residential mortgages increased from 4.71% to 5.17% as a result of the higher rate environment during the second half of 2022 and all of 2023

•	The average balance of construction loans increased $23.9 million as a result of projects in our Delaware market. This resulted in an increase of $279,000 on total interest income due to volume.

Index
•
The average balance of commercial loans increased $167.4 million from a year ago. The growth was primarily attributable to growth in the Delaware market. This had a positive impact of $2,055,000 on total interest income due to volume. The yield increased 81 basis points to 5.34% due to the higher rate environment experienced during the second half of 2022 and all of 2023, which increased loan interest income $1,688,000.

•	The average yield of agricultural loans increased 68 basis points to 5.01% due to the higher rate environment resulting in an increase in income of $572,000.
•
The average yield of state and political subdivision loans increased 54 basis points to 3.71% due to the higher rate environment resulting in an increase in income of $70,000. The average balance of state and political subdivision loans increased $12.3 million resulting in an increase in loan interest income of $106,000.

•
The average balance of other loans increased $70.6 million as a result of outstanding student loans. This resulted in an increase of $1,184,000 on total interest income due to volume. The average yield on other loans increased 181 basis points to 7.01% due to the rate earned on the student loans, resulting in an increase in interest income of $159,000.

Total interest expense increased $5,474,000 for the three months ended March 31, 2023 compared with the comparative period last year as a result of an increase in the volume of other borrowed funds and an increase in rate on interest-bearing liabilities. Interest expense increased $1,932,000 due to volume as a result of an increase in the average balance of other borrowed funds of $230.8 million. The average rate paid on interest-bearing liabilities increased from 0.40% to 1.65%. The increase was driven by the Federal Reserve interest rate increases in 2022 and 2023, which caused interest expenses to increased $3,624,000.

•
The average balance of interest bearing deposits decreased $57.6 million from March 31, 2022 to March 31, 2023. The reduction in average deposits resulted from customer funds transferred to higher-yielding investment alternatives as well as a reduction in municipal deposits to fund projects in various municipalities. The effect of these volume changes was a decrease in interest expense of $82,000. The average rate paid on interest bearing deposits was 1.12% for the first three months of 2023 and 0.35% for the comparable period in 2022. This resulted in an increase in interest expense of $2,746,000. The increase was due to the Federal Reserve increasing interest rates during 2022 and 2023.

•
The average balance of other borrowed funds increased $230.8 million to fund loan growth experienced in 2022 and 2023. This resulted in an increase in interest expense of $1,932,000. There was an increase in the average rate paid on other borrowed funds from 1.65% to 4.19% due to the interest rate increases by the Federal Reserve that increased borrowings costs resulting in an increase in interest expense of $878,000.

Provision for Credit Losses

For the three month period ended March 31, 2023, no provision was recorded due to limited loan activity, which compares to a provision of $250,000 for the comparable period in 2022. The provision was lower in 2023  due to limited loan activity for the first three months of 2023. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

Index
Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three months ended March 31,		Change
	2023	2022	Amount	%
Service charges	$1,211	$1,248	$(37)	(3.0)
Trust	230	249	(19)	(7.6)
Brokerage and insurance	514	481	33	6.9
Gains on loans sold	45	105	(60)	(57.1)
Equity security gains, net	(218)	(45)	(173)	384.4
Earnings on bank owned life insurance	218	207	11	5.3
Other	174	186	(12)	(6.5)
Total	$2,174	$2,431	$(257)	(10.6)

Non-interest income for the three months ended March 31, 2023 totaled $2,174,000, a decrease of $257,000 when compared to the same period in 2022. During the first three  months of 2023, net equity security losses amounted to $218,000 as a result of market losses associated with general bank stock market losses compared with a $45,000 loss in the comparable 2022 period associated with market conditions for that period.

The decrease in Trust revenues is due to lower estate settlement fees in 2023 compared to 2022. The decrease in gains on loans sold is attributable to a reduced level of loan sales as rates on the secondary market have increased, which has resulted in a significant decrease in refinancings of mortgages.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three months ended March 31,		Change
	2023	2022	Amount	%
Salaries and employee benefits	$7,677	$6,913	$764	11.1
Occupancy	835	794	41	5.2
Furniture and equipment	151	129	22	17.1
Professional fees	381	339	42	12.4
FDIC insurance	300	135	165	122.2
Pennsylvania shares tax	298	339	(41)	(12.1)
Amortization of intangibles	31	40	(9)	(22.5)
Merger and acquisition	244	-	244	#DIV/0!
Software expenses	351	341	10	2.9
ORE expenses (recovery)	26	(367)	393	(107.1)
Other	1,484	1,568	(84)	(5.4)
Total	$11,778	$10,231	$1,547	15.1

Non-interest expenses increased $1,547,000 for the three months ended March 31, 2023 compared to the same period in 2022. Salaries and employee benefits increased $764,000 or 11.1%. The increase was due to merit increases effective at the beginning of 2023, additional full time equivalent employees of 8.4, which is an increase of 2.8%, and an increase in health care expenses due to higher claims on the Company’s partially self-funded plan.

Index
The increase in merger and acquisition expenses was due to fees associated with the acquisition of HVB announced in the fourth quarter of 2022 that is expected to close in the second quarter of 2023. The increase in ORE expenses was due to the sales of OREO properties in 2022 for a gain of $481,000. The decrease in other expenses is due to insurance proceeds received in 2023 for charge-offs associated with fraudulent customer account activity recorded in 2022.

Provision for Income Taxes

The provision for income taxes was $1,609,000 for the three month period ended March 31, 2023 compared to $1,472,000 for the same period in 2022. The increase is primarily attributable an increase in income before the provision for income taxes and certain merger and acquisition expenses not being tax deductible. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 19.0% and 17.9% for the first three months of 2023 and 2022, respectively, compared to the statutory rate of 21%. The increase in the effective tax rate is due to certain expense not being tax deductible and having no tax credits from low income housing partnerships in the first quarter of 2023 as discussed more below.

We are invested in seven limited partnerships that have established low-income housing projects in our market areas with our most recent investments made in the second half of 2022. Three project are currently in construction phase with the expectation credits will be available in the second half of 2023. The remaining four partnership credits are fully utilized as of December 31, 2023. We anticipate recognizing an aggregate of $6.6 million of tax credits over the next 13 years.

Financial Condition

Total assets were $2.34 billion at March 31, 2023, an increase of $2.0 million from $2.33 billion at December 31, 2022, due primarily to changes in market interest rates that impacted the fair value of the investment portfolio. Cash and cash equivalents remained steady at $26.2 million. Available for sale securities increased $3.9 million and net loans increased $1.8 million to $1.71 billion at March 31, 2023. Total deposits decreased $44.5 million to $1.80 billion since year-end 2022, while borrowed funds increased $30.8 million to $288.1 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $23.2 million at March 31, 2023 and December 31, 2022. Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$70,849	15.9	$70,677	16.0
U. S. Treasury notes	151,710	34.2	148,570	33.6
Obligations of state & political subdivisions	111,538	25.0	110,300	25.0
Corporate obligations	9,352	2.1	9,383	2.1
Mortgage-backed securities in government sponsored entities	99,966	22.4	100,576	22.8
Equity securities	1,923	0.4	2,208	0.5
Total	$445,338	100.0	$441,714	100.0

Index
	March 31, 2023/
	December 31, 2022
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$172	0.2
U. S. Treasury notes	3,140	2.1
Obligations of state & political subdivisions	1,238	1.1
Corporate obligations	(31)	(0.3)
Mortgage-backed securities in government sponsored entities	(610)	(0.6)
Equity securities	(285)	(12.9)
Total	$3,624	0.8

Our investment portfolio increased by $3.6 million, or 0.8%, from December 31, 2022 to March 31, 2023. During 2023, we did not purchase any investment securities. We experienced $3.1 million of principal repayments and $1.5 million of calls and maturities. As a result of decreases in market interest rates, the unrealized loss on available for sale investment portfolio decreased $9.0 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2023 yielded 2.12%, compared to 1.70% in the comparable period in 2022, on a tax equivalent basis.

The investment strategy for 2023 has been to utilize cashflows from the investment portfolio to repay overnight borrowings. The increase in the investment portfolio was due to long-term interest rates decreasing in the first quarter of 2023 compared to December 31, 2022. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Real estate:
Residential	$212,793	12.3	$210,213	12.2
Commercial	878,972	51.0	876,569	50.8
Agricultural	312,793	18.1	313,614	18.2
Construction	75,745	4.4	80,691	4.7
Consumer	87,101	5.1	86,650	5.0
Other commercial loans	64,133	3.7	63,222	3.7
Other agricultural loans	32,052	1.9	34,832	2.0
State & political subdivision loans	59,886	3.5	59,208	3.4
Total loans	1,723,475	100.0	1,724,999	100.0
Less allowance for credit losses - loans	15,250		18,552
Net loans	$1,708,225		$1,706,447

Index
	March 31, 2023/
	December 31, 2022
	Change
	Amount	%
Real estate:
Residential	$2,580	1.2
Commercial	2,403	0.3
Agricultural	(821)	(0.3)
Construction	(4,946)	(6.1)
Consumer	451	0.5
Other commercial loans	911	1.4
Other agricultural loans	(2,780)	(8.0)
State & political subdivision loans	678	1.1
Total loans	$(1,524)	(0.1)

The Bank’s lending efforts have historically been focused in north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In December 2017, we completed a branch acquisition in State College, which provides us with opportunities in Centre County, Pennsylvania and other areas of central Pennsylvania. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. Since the MidCoast acquisition, we have opened two additional branches in the Delaware market to better serve customers in the Wilmington market, as well as the surrounding area of Chester County, Pennsylvania. We have received approval to open an office in Williamsport, Pennsylvania.  We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of March 31, 2023, the Company had one industry specific loan concentration to the dairy industry, totaling $116.8 million or 6.8% of total loans compared to $120.1 million or 7.0% of total loans at December 31, 2022.

During the first three months of 2023, loan activity has been limited. We have experienced several large pay-downs, which were expected at the time of repayment. The rise in market interest rates has had an impact and slowed activity, especially in the first quarter of 2023.

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

Index
Allowance for Credit Losses - Loans

The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $15,250,000 or 0.88% of total loans as of March 31, 2023 as compared to $18,552,000 or 1.08% of loans as of December 31, 2022. During the first quarter of 2023, the Company adopted CECL, which resulted in a decrease in the allowance for credit losses – loans of $3.3 million, which accounts for the majority of the change in the allowance since December 31, 2022.  The Company did not record a provision during the first quarter of 2023 due to limited loan activity. Net charge-offs for the first quarter of 2023 totaled $2,000. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,		December 31
	2023		2022
	Amount	%	Amount	%
Real estate loans:
Residential	$1,195	12.3	$1,056	12.2
Commercial	6,747	51.0	10,120	50.8
Agricultural	3,409	18.1	4,589	18.2
Construction	851	4.4	801	4.7
Consumer	1,220	5.1	135	5.0
Other commercial loans	712	3.7	1,040	3.7
Other agricultural loans	250	1.9	489	2.0
State & political subdivision loans	42	3.5	322	3.4
Unallocated	824	N/A	0	N/A
Total allowance for credit losses - loans	$15,250	100.0	$18,552	100.0

The following table provides information related to credit loss experience and loan quality for the three months ended March 31, 2023 and the year ended December 31, 2022 (dollars in thousands).

March 31, 2023	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$60	$-	$212,015	0.00%	0.56%	0.24%	232.49%
Commercial	(303)	-	867,520	0.00%	0.77%	0.28%	278.46%
Agricultural	(35)	-	311,321	0.00%	1.09%	0.98%	111.08%
Construction	153	-	85,432	0.00%	1.12%	3.11%	36.11%
Consumer	48	(3)	97,833	0.00%	1.40%	0.00%	NA
Other commercial loans	(1)	1	67,692	0.00%	1.11%	2.66%	41.69%
Other agricultural loans	(20)	-	32,970	0.00%	0.78%	1.04%	75.08%
State & political subdivision loans	-	-	59,318	0.00%	0.07%	0.00%	NA
Unallocated	98	-	-	NA	NA	NA	NA
Total	$-	$(2)	$1,734,101	0.00%	0.88%	0.60%	146.58%

December 31, 2022
Real estate:
Residential	$(91)	$-	$204,063	0.00%	0.50%	0.28%	178.68%
Commercial	2,018	3	782,016	0.00%	1.15%	0.32%	364.29%
Agricultural	(140)	-	312,999	0.00%	1.46%	1.03%	142.43%
Construction	367	-	73,214	0.00%	0.99%	0.00%	NA
Consumer	(111)	(16)	58,715	-0.03%	0.16%	0.00%	NA
Other commercial loans	439	(422)	72,444	-0.58%	1.64%	0.10%	1677.42%
Other agricultural loans	(69)	-	34,421	0.00%	1.40%	0.82%	171.58%
State & political subdivision loans	41	-	56,004	0.00%	0.54%	0.00%	NA
Unallocated	(771)	-	-	NA	NA	NA	NA
Total	$1,683	$(435)	$1,593,876	-0.03%	1.08%	0.40%	267.40%

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of March 31, 2023. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Credit Loan Losses - Loans” to the consolidated financial statements.

Index
The following table is a summary of our non-performing assets as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31,
(dollars in thousands)	2023	2022
Non-performing loans:
Non-accruing loans	$10,404	$6,938
Accrual loans - 90 days or
more past due	48	7
Total non-performing loans	10,452	6,945
Foreclosed assets held for sale	428	543
Total non-performing assets	$10,880	$7,488

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2022 to March 31, 2023 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2023				December 31, 2022
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days	90 Days			30 - 89 Days	90 Days
	Past Due	Past Due	Non-	Total Non-	Past Due	Past Due	Non-	Total Non-
(in thousands)	Accruing	Accruing	accrual	Performing	Accruing	Accruing	accrual	Performing
Real estate:
Residential	$453	$-	$514	$528	$469	$-	$591	$591
Commercial	328	6	2,423	2,429	1,018	-	2,778	2,778
Agricultural	59	-	3,069	3,069	-	-	3,222	3,222
Construction	-	-	2,357	2,357	-	-	-	-
Consumer	124	-	-	-	147	7	-	7
Other commercial loans	65	35	1,708	1,743	1695	-	62	62
Other agricultural loans	307	-	333	333	-	-	285	285
Total nonperforming loans	$1,336	$48	$10,404	$10,452	$3,329	$7	$6,938	$6,945

	Change in Non-Performing Loans
	March 31, 2023 /December 31, 2022
(in thousands)	Amount	%
Real estate:
Residential	$(70)	(11.8)
Commercial	(349)	(12.6)
Agricultural	(153)	(4.7)
Construction	2,357	#DIV/0!
Consumer	(7)	(100.0)
Other commercial loans	1,681	2,711.3
Other agricultural loans	48	16.8
Total nonperforming loans	$3,507	50.5

The Company worked with customers directly affected by the COVID-19 pandemic. The Company offered assistance in accordance with regulatory guidelines. As a result of the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their financial situation and the challenges they face allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience increases in non-performing loans and further increases in its required allowance for credit losses - loans and record additional provision expense. It is possible that the Company's asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic and inflation are prolonged.

For the three months ended March 31, 2023, we did not record a provision for credit losses, which compares to $250,000 for the same period in 2022. The decrease is primarily attributable to limited loan activity that occurred in 2023. Non-performing loans increased $3,500,000 from December 31, 2022 to March 31, 2023 due primarily to two commercial loan relationships secured by real estate, being placed on non-accrual status in the first quarter of 2023. At March 31, 2023, approximately 73.8% of the Bank’s non-performing loans are associated with the following five customer relationships:

Index
•
A commercial loan relationship with $773,000 outstanding, and additional letters of credit of $1.2 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of March 31, 2023. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2020, the Company had the underlying equipment collateral appraised and in the first quarter of 2022, the Company had the quarry appraised. The appraisals indicated a decrease in collateral values compared to the appraisal ordered for the loan origination, however, the loan was still considered well secured on a loan to value basis at March 31, 2023. In 2021 and 2022, the customer  liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of March 31, 2023.

•
An agricultural loan customer with a total loan relationship of $1.8 million, secured by real estate, equipment and cattle, was on non-accrual status as of March 31, 2023. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continues into 2023. Included within these loans to this customer are loans which are subject to Farm Service Agency guarantees in excess of $700,000. Depressed milk prices and the pandemic have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2020, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of March 31, 2023.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of March 31, 2023. The customer filed bankruptcy in the first quarter of 2023. The COVID-19 pandemic  escalated the cash flow difficulties this customer was experiencing. We expect that we will need to rely upon the collateral for repayment of interest and principal. Management reviewed the collateral and determined that no specific reserve was required as of March 31, 2023.

•
A commercial customer with a total loan relationship of $1.6 million, secured by airplanes and camera equipment was on non-accrual status as of March 31, 2023. The customer is in the process of selling its business, which has taken longer than expected causing cashflow difficulties. Management reviewed the collateral and determined that no specific reserve was required as of March 31, 2023.

•
A construction customer with a total loan relationship of $2.4 million, secured by partially  developed real estate, was on non-accrual status as of March 31, 2023. The customer has experienced delays in developing the real estate for resale resulting in financing difficulties. Management reviewed the collateral and determined that a specific reserve of $257,000 was required as of March 31, 2023.

Management believes that the allowance for credit losses - loans at March 31, 2023 was adequate at that date, which was based on the following factors:

•	Five loan relationships comprise 73.80% of the non-performing loan balance, which required a specific reserve of $257,000 as of March 31, 2023.
•	The Company has a history of low charge-offs, which were 0.00% of average loans on an annualized basis for 2023 and 0.3% for 2022.

Index
Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of March 31, 2023, and December 31, 2022, the cash surrender value of the life insurance was $39.6 million and $39.4 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $218,000 and $207,000 for the three month periods ended March 31, 2023 and 2022, respectively. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of March 31, 2023, and December 31, 2022, included in other liabilities on the Consolidated Balance Sheet was a liability of $643,000 and $660,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $31,000 to $17.6 million as of March 31, 2023 from December 31, 2022 as a result of a depreciation.

Deposits

The following table shows the composition of deposits as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31,		December 31,
	2023		2022
	Amount	%	Amount	%
Non-interest-bearing deposits	$369,658	20.5	$396,260	21.5
NOW accounts	500,133	27.8	512,502	27.8
Savings deposits	321,589	17.9	321,917	17.5
Money market deposit accounts	326,665	18.2	335,838	18.2
Certificates of deposit	281,642	15.6	277,691	15.0
Total	$1,799,687	100.0	$1,844,208	100.0

	March 31, 2023/
	December 31, 2022
	Change
	Amount	%
Non-interest-bearing deposits	$(26,602)	(6.7)
NOW accounts	(12,369)	(2.4)
Savings deposits	(328)	(0.1)
Money market deposit accounts	(9,173)	(2.7)
Certificates of deposit	3,951	1.4
Total	$(44,521)	(2.4)

Deposits decreased $44.5 million since December 31, 2022. The reduction in deposits resulted from customer funds transferred to higher-yielding investment alternatives; and seasonal reductions in municipal deposits as well as funds used for various projects within municipalities. Brokered deposits totaled $11.0 million and $16.0 million as of March 31, 2023 and December 31, 2022, respectively.

Index
Borrowed Funds

Borrowed funds were $288.1 million and $257.3 million as of March 31, 2023 and December 31, 2022, respectively. The increase in borrowed funds was due additional borrowings as a result of the decrease in deposits during the first quarter of 2023. During 2023, short term advances from the Federal Home Loan Bank of Pittsburgh increased $30.7 million and repurchase agreements increased $61,000. As of March 31, 2023, long-term advances total $27.4 million, short-term advances total $242.8 million and repurchase agreements total $17.8 million.

In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at March 31, 2023 was $5,963,000 and is included within fair value of derivative instruments on the consolidated balance sheets.

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

Total stockholders’ equity was $213.2 million at March 31, 2023 compared to $200.1 million at December 31, 2022, an increase of $13,091,000, or 6.5%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $6.7 million, or 2.9%. The accumulated comprehensive loss decreased $6.4 million, which was primarily the result of the increase in fair value of the Company’s available for sale investment portfolio caused by the decrease in longer term market interest rates. For the three months of 2023, the Company had net income of $6.9 million and declared cash dividends of $1.9 million, or $0.485 per share, representing a cash dividend payout ratio of 28.0%. As a result of implementing CECL, retained earnings increased $1,766,000.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of decreases in longer term market interest rates, the defined benefit plan obligations and the interest rate swaps entered into during 2020, accumulated other comprehensive loss increased approximately $6.4 million from December 31, 2022.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and terminated on December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR was set at 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7.5%. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At March 31, 2023, the Bank leverage ratio under the CBLR framework was 9.02%, which meets the 9.0% requirement to be considered “well-capitalized”  under the CBLR. The Bank leverage ratio as of December 31, 2022 was 8.77%, which did not meet the ratio to be considered “well-capitalized”  under the CBLR as of December 31, 2022. As such, the following table provides the Bank’s computed risk‑based capital ratios as of December 31, 2022, which reflects the Bank being well capitalized on that date (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$238,966	12.87%	$148,567	8.00%	$185,709	10.00%
Bank	$222,714	12.01%	$148,348	8.00%	$185,435	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$210,250	11.32%	$111,425	6.00%	$148,567	8.00%
Bank	$203,998	11.00%	$111,261	6.00%	$148,348	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$202,750	10.92%	$83,569	4.50%	$120,711	6.50%
Bank	$203,998	11.00%	$83,446	4.50%	$120,533	6.50%

Tier 1 Capital (to Average Assets):
Company	$210,250	9.03%	$93,161	4.00%	$116,451	5.00%
Bank	$203,998	8.77%	$93,075	4.00%	$116,344	5.00%

Index
Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Commitments to extend credit	$431,675	$437,449
Standby letters of credit	16,511	15,972
Total	$448,186	$453,421

Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$1,229	$165

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2023 and December 31, 2022 was $12,222,000 and $12,232,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2023 were $208,000 compared to $58,000 during the same time period in 2022.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $887.3 million, of which $300.0 million was outstanding, at March 31, 2023. The Bank also has one federal funds line with a third party provider for $10.0 million as of March 31, 2023, which is unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $1.0 million, which also is not drawn upon as of March 31, 2023. The Bank also has available through the Bank Term Funding program initiated by the Federal Reserve during the first quarter of 2023, a line of $54.5 million, which is undrawn upon as of March 31, 2023. The Company has a $20.0 million line of credit with a Pennsylvania community bank, which is unutilized as of March 31, 2023. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Index
Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2023, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $15.3 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At March 31, 2023, the Company has equity securities that represent only 0.10% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2023 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-400 Shock	$75,636	$3,021	4.16
-300 Shock	74,450	1,835	2.53
-200 Shock	73,798	1,183	1.63
-100 Shock	73,484	869	1.20
Base	72,615	-	-
+100 Shock	70,642	(1,973)	(2.72)
+200 Shock	68,462	(4,153)	(5.72)
+300 Shock	66,579	(6,036)	(8.31)
+400 Shock	64,679	(7,936)	(10.93)

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

(b) Changes to Internal Control over Financial Reporting

During the quarter ended March 31, 2023, the Company implemented new CECL accounting policies, procedures and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made in the Company’s internal control over financial reporting that materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Index
Item 1A – Risk Factors

In addition to the risk factor discussed below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. At March 31, 2023, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to depend more on these sources, which may include Federal Home Loan Bank advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Our stock price may be negatively impacted by recent unrelated bank failures and negative depositor confidence in depository institutions.  Further, if we are unable to adequately manage our liquidity, interest rate risk, and capital levels, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.

The recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank have led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.  These events have led to a greater focus by investors and bank regulators on financial institutions’ on-balance sheet liquidity and funding sources, deposit composition, including the amount of uninsured deposits, capital levels, and liquidity and interest rate risk management practices.  If we are unable to adequately manage our liquidity and interest rate management and capital levels, it may have a material adverse effect on our financial condition and results of operations.

Failure to address the federal debt ceiling in a timely manner, downgrade of the U.S. credit rating, and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may adversely affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks.  Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings.  Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future funding costs.

Index
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/23 to 1/31/23	-	$0.00	-	116,389
2/1/23 to 2/28/23	-	$0.00	-	116,389
3/1/23 to 3/31/23	-	$0.00	-	116,389
Total	-	$0.00	-	116,389

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

Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

None

Item 6 ‑ Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Restated Articles of Incorporation of Citizens Financial Services, Inc. (1)

3.2	Articles of Amendment of Restated Articles of Incorporation of Citizens Financial Services, Inc. (2)

3.3	Bylaws of Citizens Financial Services, Inc. (3)

3.4	Amendment No. 1 to Amended and Restated Bylaws of Citizens Financial Services, Inc. (4)

4.1	Form of Common Stock Certificate. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Index
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

(2) Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 26, 2021.

(3) Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 17, 2020.

(4) Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 23, 2022

(5) Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Commission on March 10, 2023.

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens Financial Services, Inc.
(Registrant)

May 10, 2023		/s/ Randall E. Black
	By:	Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2023		/s/ Stephen J. Guillaume
	By:	Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)