Form 10-Q
period 2023-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2023-08-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of August 1, 2023, was 4,704,363.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	June 30, 2023	December 31, 2022
ASSETS:
Cash and due from banks:
Noninterest-bearing	$28,740	$24,814
Interest-bearing	15,969	1,397
Total cash and cash equivalents	44,709	26,211
Interest bearing time deposits with other banks	4,814	6,055
Equity securities	1,849	2,208
Available-for-sale securities	434,315	439,506
Loans held for sale	14,940	725

Loans (net of allowance for credit losses - loans: 2023 $21,652 and 2022, $18,552)	2,141,190	1,706,447

Premises and equipment	21,382	17,619
Accrued interest receivable	9,283	7,332
Goodwill	84,758	31,376
Bank owned life insurance	50,194	39,355
Other intangibles	4,071	1,272
Fair value of derivative instruments	16,395	16,599
Deferred tax asset	20,108	12,886
Other assets	43,800	25,802
TOTAL ASSETS	$2,891,808	$2,333,393

LIABILITIES:
Deposits:
Noninterest-bearing	$553,097	$396,260
Interest-bearing	1,713,003	1,447,948
Total deposits	2,266,100	1,844,208
Borrowed funds	318,200	257,278
Accrued interest payable	2,256	1,232
Fair value of derivative instruments - liability	9,303	9,726
Other liabilities	32,721	20,802
TOTAL LIABILITIES	2,628,580	2,133,246
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at June 30, 2023 and December 31, 2022; none issued in 2023 or 2022	-	-
Common Stock
$1.00 par value; authorized 25,000,000 shares at June 30, 2023 and December 31, 2022; issued 5,160,754 at June 30, 2023 and 4,427,687 at December 31, 2022	5,161	4,428
Additional paid-in capital	143,351	80,911
Retained earnings	162,499	164,922
Accumulated other comprehensive loss	(30,980)	(33,141)
Treasury stock, at cost: 453,986 shares at June 30, 2023 and 456,478 shares at December 31, 2022	(16,803)	(16,973)
TOTAL STOCKHOLDERS’ EQUITY	263,228	200,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,891,808	$2,333,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$24,117	$17,120	$46,666	$33,040
Interest-bearing deposits with banks	127	156	198	272
Investment securities:
Taxable	1,683	1,424	3,239	2,536
Nontaxable	572	617	1,189	1,200
Dividends	311	90	625	174
TOTAL INTEREST INCOME	26,810	19,407	51,917	37,222
INTEREST EXPENSE:
Deposits	5,480	1,356	9,419	2,631
Borrowed funds	3,409	322	6,497	600
TOTAL INTEREST EXPENSE	8,889	1,678	15,916	3,231
NET INTEREST INCOME	17,921	17,729	36,001	33,991
Provision for credit losses	262	450	262	700
Provision for credit losses - acquisition day 1 non-PCD	4,591	-	4,591	-
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	13,068	17,279	31,148	33,291
NON-INTEREST INCOME:
Service charges	1,293	1,324	2,504	2,572
Trust	181	184	411	433
Brokerage and insurance	442	501	956	982
Gains on loans sold	169	41	214	146
Equity security losses, net	(74)	(134)	(292)	(179)
Available for sale security losses, net	(51)	-	(51)	-
Earnings on bank owned life insurance	234	212	452	419
Other	86	176	260	362
TOTAL NON-INTEREST INCOME	2,280	2,304	4,454	4,735
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,916	7,117	15,593	14,030
Occupancy	814	754	1,649	1,548
Furniture and equipment	162	166	313	295
Professional fees	387	394	768	733
FDIC insurance	325	145	625	280
Pennsylvania shares tax	298	339	596	678
Amortization of intangibles	31	40	62	80
Merger and acquisition	8,402	-	8,646	-
Software expenses	372	358	723	699
ORE (recovery) expenses	(11)	120	15	(247)
Other	1,984	1,767	3,468	3,335
TOTAL NON-INTEREST EXPENSES	20,680	11,200	32,458	21,431
Income (loss) before provision for income taxes	(5,332)	8,383	3,144	16,595
Provision for income taxes (benefit)	(1,188)	1,482	421	2,954
NET INCOME (LOSS)	$(4,144)	$6,901	$2,723	$13,641

PER COMMON SHARE DATA:
Net (Loss) Income - Basic	$(1.01)	$1.72	$0.67	$3.40
Net (Loss) Income - Diluted	$(1.01)	$1.72	$0.67	$3.40
Cash Dividends Paid	$0.480	$0.466	$0.961	$0.930

Number of shares used in computation - basic	4,113,377	4,012,611	4,059,416	4,008,830
Number of shares used in computation - diluted	4,113,377	4,012,626	4,059,416	4,008,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended, June 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$(4,144)	$6,901	$2,723	$13,641
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	(5,995)	(16,016)	2,982	(37,003)
Income tax effect	1,259	3,364	(626)	7,771
Change in unrecognized pension cost	7	12	14	48
Income tax effect	(2)	(2)	(3)	(10)
Change in unrealized loss on interest rate swaps	600	1,075	(310)	3,533
Income tax effect	(126)	(227)	65	(743)
Less: Reclassification adjustment for investment security gains included in net income	51	-	51	-
Income tax effect	(12)	-	(12)	-
Other comprehensive income (loss), net of tax	(4,218)	(11,794)	2,161	(26,404)
Comprehensive income (loss)	$(8,362)	$(4,893)	$4,884	$(12,763)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in		Retained		Accumulated Other Comprehensive		Treasury
(in thousands, except share data)	Shares	Amount	Capital		Earnings		(Loss) Income		Stock		Total

Balance, March 31, 2023	4,427,687	4,428		80,926		171,629		(26,762)		(16,983)	213,238

Comprehensive loss:
Net loss						(4,144)					(4,144)
Net other comprehensive loss								(4,218)			(4,218)
Stock dividend	39,209	39		2,982		(3,021)					-
Issuance of Common stock	693,858	694		59,443							60,137
Restricted stock, executive and Board of Director awards (2,652 shares)				(145)						180	35
Restricted stock vesting				145							145
Cash dividends, $0.480 per share						(1,965)					(1,965)
Balance, June 30, 2023	5,160,754	$5,161		$143,351		$162,499		$(30,980)		$(16,803)	$263,228

Balance, December 31, 2022	4,427,687	$4,428		$80,911		$164,922		$(33,141)		$(16,973)	$200,147

Comprehensive income:
Net income						2,723					2,723
Net other comprehensive income								2,161			2,161
Stock dividend	39,209	39		2,982		(3,021)					-
Issuance of Common stock	693,858	694		59,443							60,137
Restricted stock, executive and Board of Director awards (2,652 shares)				(145)						180	35
Restricted stock vesting				150							150
Forfeited restricted stock				10						(10)	-
Change in Accounting policy for allowance for credit losses						1,766		-			1,766
Cash dividends, $0.961 per share						(3,891)					(3,891)
Balance, June 30, 2023	5,160,754	$5,161		$143,351		$162,499		$(30,980)		$(16,803)	$263,228

Balance, March 31, 2022	4,388,901	4,389		78,396		150,876		(14,765)		(16,151)	202,745

Comprehensive income:
Net income						6,901					6,901
Net other comprehensive income (loss)								(11,794)			(11,794)
Stock dividend	38,786	39		2,521		(2,560)					-
Purchase of treasury stock (18,584 shares)										(1,272)	(1,272)
Restricted stock, executive and Board of Director awards (4,544 shares)				(164)						308	144
Restricted stock vesting				138							138
Sale of treasury stock				1						71	72
Cash dividends, $0.466 per share						(1,902)					(1,902)
Balance, June 30, 2022	4,427,687	$4,428		$80,892		$153,315		$(26,559)		$(17,044)	$195,032

Balance, December 31, 2021	4,388,901	$4,389		$78,395		$146,010		$(155)		$(16,147)	$212,492

Comprehensive income:
Net income						13,641					13,641
Net other comprehensive income (loss)								(26,404)			(26,404)
Stock dividend	38,786	39		2,521		(2,560)					-
Purchase of treasury stock (18,697 shares)										(1,279)	(1,279)
Restricted stock, executive and Board of Director awards (79 shares)				(169)						313	144
Restricted stock vesting				142							142
Sale of treasury stock to employees (1,060 shares)				1						71	72
Forfeited restricted stock (39 shares)				2						(2)	-
Cash dividends, $0.93 per share						(3,776)					(3,776)
Balance, June 30, 2022	4,427,687	$4,428		$80,892		$153,315		$(26,559)		$(17,044)	$195,032

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,723	$13,641
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,853	700
Depreciation and amortization	530	519
Amortization and accretion of loans and other assets	(825)	(1,068)
Amortization and accretion of investment securities	826	1,025
Deferred income taxes	125	294
Investment securities losses, net	343	179
Earnings on bank owned life insurance	(452)	(419)
Vesting of restricted stock	150	141
Originations of loans held for sale	(12,730)	(4,624)
Proceeds from sales of loans held for sale	9,444	8,056
Realized gains on loans sold	(214)	(146)
Decrease (increase) in accrued interest receivable	275	(640)
Gain on sale of foreclosed assets held for sale	(67)	(491)
Increase (decrease) in accrued interest payable	139	(145)
Other, net	(2,219)	(1,950)
Net cash provided by operating activities	2,901	15,072
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	86,504	-
Proceeds from maturity and principal repayments	10,336	21,294
Purchase of securities	(10,246)	(110,022)
Proceeds from sale of equity securities	67	-
Purchase of interest bearing time deposits with other banks	-	(2,480)
Proceeds from matured interest bearing time deposits with other banks	1,241	5,458
Proceeds from redemption of regulatory stock	10,839	1,912
Purchase of regulatory stock	(12,789)	(3,493)
Net decrease (increase) in loans	40,119	(152,949)
Purchase of premises and equipment	(1,926)	(898)
Investments in low income housing partnerships	(591)	(949)
Proceeds from sale of foreclosed assets held for sale	233	760
Acquisition, net of cash paid	4,905	-
Net cash provided by (used in) investing activities	128,692	(241,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(111,473)	42,560
Proceeds from long-term borrowings	20,000	-
Repayments of long-term borrowings	-	(4,725)
Net (decrease) increase in short-term borrowed funds	(17,731)	41,282
Purchase of treasury and restricted stock	-	(1,279)
Sale of treasury stock to employees	-	72
Dividends paid	(3,891)	(3,776)
Net cash (used in) provided by financing activities	(113,095)	74,134
Net increase (decrease) in cash and cash equivalents	18,498	(152,161)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,211	172,833
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,709	$20,672

Supplemental Disclosures of Cash Flow Information:
Interest paid	$14,892	$3,376
Income taxes paid	$3,600	$3,600
Loans transferred to foreclosed property	$49	$61
Right of use asset and liability	$5	$1,518
Stock Dividend	$3,021	$2,560
CECL adjustment	$3,300	$-

Acquisition of	HV Bancorp, Inc.
Non-cash assets acquired
Available-for-sale securities	$79,248
Interest bearing time deposits with other banks	-
Loans held for sale	10,750
Loans	475,338
Premises and equipment	2,310
Accrued interest receivable	2,226
Bank owned life insurance	10,387
Intangibles	2,972
Deferred tax asset	8,392
Other assets	18,213
Goodwill	53,382
663,218
Liabilities assumed
Noninterest-bearing deposits	197,549
Interest-bearing deposits	335,816
Accrued interest payable	885
Borrowed funds	58,647
Other liabilities	11,674
604,571
Net non-cash assets acquired	58,647
Cash and cash equivalents acquired	$18,017

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at June 30, 2023 and for the periods ended June 30, 2023 and 2022 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the six month period ended June 30, 2023 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Pronouncements Adopted in 2023

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investments in leases, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Company. The results reported for periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Company adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and held-to-maturity debt securities, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Bank recorded a cumulative effect increase to retained earnings of $1.8 million, net of tax, of which $3.3 million related to loans and ($1.1) million related to unfunded commitments.

The Company adopted the provisions of ASC 326 related to financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30 using the prospective transition approach. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.

Index
The Company expanded the pooling utilized under the legacy incurred loss method to include additional segmentation based on risk. The impact of the change from the incurred loss model to the current expected credit loss model is detailed below (in thousands):

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

The Company adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such charges had been recorded on the securities held by the Company as of the date of adoption.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU became effective on January 1, 2023 for the Corporation. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Company’s consolidated financial statements.

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

Index
Loans and Leases - Prior to ASU No. 2022-02 Adoption

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management granted a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

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

Accrued Interest Receivable on Loans and Leases

Accrued interest receivable on loans held for investment totaled $6.3 million at June 30, 2023 and is included within Accrued interest receivable. This amount is excluded from the estimate of expected credit losses.

Reserve for Unfunded Commitments

The Company maintains a reserve in other liabilities for off-balance sheet credit exposures such as unfunded commitments that are currently unfunded in categories with historical loss experience. Management calculates funding rates annually using loan level data history at the portfolio level. The applicable pool level loss rates for the is then applied to calculate the reserve for unfunded commitments liability each period.

Index

Note 2 – Acquisition of HV Bancorp, Inc.

In the fourth quarter of 2022, the Company announced the signing of a definitive merger agreement to acquire 100% of the outstanding equity interest of HV Bancorp, Inc. (“HVBC”) for $30.50 per share in cash and stock. HVBC was a Pennsylvania Corporation that conducted its business primarily through, its wholly owned subsidiary Huntingdon Valley Bank (“HVB”), which operated from a main office in Doylestown, Pennsylvania, and had five service branches, four mortgage production office and one business banking office.

The transaction closed on June 16, 2023, with HVB having been merged into First Citizens Community Bank, with First Citizens Community Bank as the surviving entity. The acquisition established the Company’s presence in the Montgomery, Bucks and Philadelphia counties markets.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of HVBC for a total purchase price of approximately $76,665,000.  As a result of the acquisition, the Company issued 693,858 common shares and $16.5 million in cash to the former shareholders of HVBC. The shares were issued with a value of $86.67 per share, which was based on the closing price of the Company’s stock on June 16, 2023.

The following table summarizes the purchase of HVB as of June 16, 2023:

(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Citizens Financial Services, Inc. shares issued	693,858
Value assigned to Citizens Financial Services, Inc. common share	$86.67
Purchase price assigned to HVBC common shares exchanged for Citizens Financial Services, Inc.		$60,137
Purchase Price Consideration - Cash for Common Stock
Purchase price assigned to HVBC’s common shares exchanged for cash		13,112
Purchase Price Related to Cash Payout of Stock Options		3,416
Total Purchase Price		76,665
Net Assets Acquired:
HVBC shareholders’ equity	$40,630
Adjustments to reflect assets acquired at fair value:
Investments	31
Loans
Interest rate	(24,097)
General credit	(1,834)
Credit - PCD Loans	(2,042)
Core deposit intangible	2,770
Owned premises	67
Other assets	(193)
Deferred tax assets	3,737
Adjustments to reflect liabilities acquired at fair value:
Time deposits	586
Borrowings	3,017
Other liabilities	611
		23,283
Goodwill resulting from merger		$53,382

Index
The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed:

(In Thousands, Except Per Share Data)
Total purchase price		76,665
Fair value of assets acquired
Cash and due from banks	18,017
Investment securities	79,248
Loans held for sale	10,750
Loans	475,338
Premises and equipment	2,310
Intangible assets	2,972
Bank owned life insurance	10,387
Interest receivable	2,226
Deferred taxes	8,392
Other assets	18,213
Total assets acquired	627,853
Fair value of liabilities assumed
Deposits	533,364
Borrowings	58,647
Accrued interest payable	885
Other liabilities	11,674
Total liabilities assumed	604,570
Total fair value of identifiable net assets		23,283
Goodwill resulting from merger		53,382

The Company determined that this acquisition constitutes a business combination and therefore was accounted for using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value. The $53.4 million excess of the consideration paid over the fair value of assets acquired was recorded as goodwill and is not amortizable or deductible for tax purposes. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with HVBC.

The fair value of the 693,858 common shares issued was determined based on the $86.67 closing market price of the Company’s common shares on the acquisition date, June 16, 2023. While the valuation of the acquired assets and liabilities is substantially complete, fair value estimates are subject to adjustment during the provisional period, which may last up to twelve months subsequent to the acquisition date. During this period, the Company may obtain additional information to refine the valuations and adjust the recorded fair value, although such adjustments are not expected to be significant. Valuations subject to adjustments include, but are not limited to, the fair value of acquired loans, deposits, land and building, core deposit intangible and other assets and liabilities.

The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. The Company used an independent valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities.

•	Cash and due from banks - The estimated fair value was determined to approximate the carrying amount of these assets.
•	Investment securities - The estimated fair value of the investment portfolio was based on quoted market prices, dealer quotes, and pricing obtained from independent pricing services.
•
Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis for nonpurchased credit-deteriorated (“non-PCD”) loans and on an individual basis for purchased credit-deteriorated (“PCD”) loans. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. Other factors included assumptions related to prepayments, probability of default and loss given default. The discount rates applied were based on a build-up approach considering the funding mix, servicing costs, liquidity premium and factors related to performance risk.

•	Premise and equipment - The estimated fair value of land and buildings were determined by independent market-based appraisals.
•
Core deposit intangible - The core deposit intangible was valued utilizing the cost savings method approach, which recognizes the cost savings represented by the expense of maintaining the core deposit base versus the cost of an alternative funding source. The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.

Index
•
Time deposits - The estimated fair value of time deposits was determined using a discounted cash flow approach incorporating a discount rate equal to current market interest rates offered on time deposits with similar terms and maturities.

•
Borrowings - The estimated fair value of short-term borrowings was determined to approximate stated value. The estimated fair value of long-term borrowings from the FHLB were determined using a discounted cash flow approach incorporating a discount rate equal to current market interest rates offered on borrowings with similar terms and maturities. Subordinated debentures were valued using a discounted cash flow approach incorporating a discount rate that incorporated similar terms, maturity and credit rating.

Accounting for Acquired Loans

Acquired loans are classified into two categories: PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized as an expense through provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan.

A Day 1 allowance for credit losses on non-PCD loans of $4.6 million was recorded through the provision for credit losses within the Consolidated Statements of Income. At the date of acquisition, of the $506.9 million of loans acquired from HVB, $18.0 million, or 3.6%, of HVB’s loan portfolio, was accounted for as PCD loans.

The following table provides details related to the fair value of acquired PCD loans (in thousands):

	Unpaid principal balance	PCD Allowance for Credit Loss at Acquisition	(Discount) Premium on Acquired Loans	Fair Value of PCD Loans at Acquisition
Real estate loans:
Mortgages	$2,398	$(108)	$-	$2,290
Home Equity	34	-	(4)	30
Commercial	4,774	(39)	(507)	4,228
Construction	4,278	(37)	(293)	3,948
Consumer	1,343	(677)	(271)	395
Other commercial loans	5,214	(828)	(48)	4,338
	$18,041	$(1,689)	$(1,123)	$15,229

The following table provides details related to the fair value and Day 1 provision related to the acquired non-PCD loans (in thousands):

	Unpaid principal balance	(Discount)Premium on Acquired Loans	Fair Value of Non-PCD Loans at Acquisition	Day 1 Provision for Credit Losses- Non-PCD Loans
Real estate loans:
Mortgages	$155,799	$(17,506)	$138,293	$1,015
Home Equity	2,165	(55)	2,110	15
Commercial	203,638	(9,226)	194,412	1,968
Construction	76,703	(1,420)	75,283	747
Consumer	2,794	(222)	2,572	159
Other commercial loans	47,753	(314)	47,439	687
	$488,852	$(28,743)	$460,109	$4,591

Amounts recognized separately from the acquisition include primarily legal fees, investment banking fees, system conversion costs, severance costs and contract termination costs. These costs were included in merger and acquisition expenses within non-interest expenses on the Consolidated Statement of Income and amounted to approximately $8,646,000 for the quarter ended June 30, 2023.

Index
Results of operations for HVBC prior to the acquisition date are not included in the Consolidated Statement of Income for the quarter ended June 30, 2023.

The following table presents financial information regarding the former HVBC Bancorp Inc. operations included in our Consolidated Statement of Income from the date of acquisition through June 30, 2023 under the column “Actual from Acquisition Date through June 30, 2023”.  In addition, the following table presents unaudited pro forma information as if the acquisition of HV Bancorp Inc. had occurred on January 1, 2022 under the “Pro Forma” columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.

	Actual from Acquisition Date Through June 30, 2023	Unaudited Pro Forma for
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In Thousands, Except Per Share Data)		2023	2022	2023	2022
Net interest income	$917	$18,901	$23,572	$38,004	$44,960
Non-interest income	34	2,280	4,488	4,454	10,241
Net (loss) income	590	(3,461)	8,587	4,124	13,557
Pro forma (loss) earnings per share:
Basic		$(0.72)	$1.84	0.87	$2.91
Diluted		$(0.72)	$1.84	$0.87	$2.91
Note 3 – Revenue Recognition

In accordance with ASC 606, Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on loans sold, earnings on bank owned life insurances, gains and losses from derivative instruments and changes in the fair of loans held for sale  are not within the scope of ASC 606. The main types of noninterest income within the scope of the standard are as follows:

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and six months ended June 30, 2023 and 2022 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue stream	2023	2022	2023	2022
Service charges on deposit accounts
Overdraft fees	$371	312	$730	$619
Statement fees	54	51	106	107
Interchange revenue	764	819	1,461	1,542
ATM income	34	66	72	155
Other service charges	70	76	135	149
Total Service Charges	1,293	1,324	2,504	2,572
Trust	181	184	411	433
Brokerage and insurance	442	501	956	982
Other	118	123	233	262
Total	$2,034	$2,132	$4,104	$4,249

Index
Note 4 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net (loss) income applicable to common stock	$(4,144,000)	$6,901,000	$2,723,000	$13,641,000

Basic earnings per share computation
Weighted average common shares outstanding	4,113,377	4,012,611	4,059,416	4,008,830
Earnings (loss) per share – basic	$(1.01)	$1.72	$0.67	$3.40

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	4,113,377	4,012,611	4,059,416	4,008,830
Add: Dilutive effects of restricted stock	-	15	-	104
Weighted average common shares outstanding for dilutive earnings per share	4,113,377	4,012,626	4,059,416	4,008,934
Earnings (loss) per share – diluted	$(1.01)	$1.72	$0.67	$3.40

For the three months ended June 30, 2023 and 2022, there were 6,078 and 3,121 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $44.93-$83.38 for the three month period ended June 30, 2023 and per share prices ranging from $57.36-$67.85 for the three month period ended June 30, 2022. For the six months ended June 30, 2023 and 2022, 6,078 and 6,264 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $44.93-$83.38 for the six month period ended June 30, 2023 and prices ranging from $51.14-$67.85 for the six month period ended June 30, 2022.

Note 5 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2023 and December 31, 2022 were as follows (in thousands):

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$74,064	$-	$(7,197)	$66,867
U.S. treasury securities	162,365	-	(12,574)	149,791
Obligations of state and political subdivisions	109,365	7	(8,929)	100,443
Corporate obligations	13,363	260	(1,416)	12,207
Mortgage-backed securities in government sponsored entities	119,612	10	(14,615)	105,007
Total available-for-sale securities	$478,769	$277	$(44,731)	$434,315

December 31, 2022
Available-for-sale securities:
U.S. agency securities	$78,556	$-	$(7,879)	$70,677
U.S. treasury securities	162,236	-	(13,666)	148,570
Obligations of state and political subdivisions	120,562	35	(10,297)	110,300
Corporate obligations	10,335	-	(952)	9,383
Mortgage-backed securities in government sponsored entities	115,304	15	(14,743)	100,576
Total available-for-sale securities	$486,993	$50	$(47,537)	$439,506

Index
The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022 (in thousands). As of June 30, 2023, the Company owned 348 securities whose fair value was less than their cost basis.

June 30, 2023	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$4,631	$(120)	$62,236	$(7,077)	$66,867	$(7,197)
U.S. treasury securities	-	-	149,791	(12,574)	149,791	(12,574)
Obligations of state and political subdivisions	6,423	(108)	89,377	(8,821)	95,800	(8,929)
Corporate obligations	800	(200)	8,097	(1,216)	8,897	(1,416)
Mortgage-backed securities in government sponsored entities	18,718	(377)	83,665	(14,238)	102,383	(14,615)
Total securities	$30,572	$(805)	$393,166	$(43,926)	$423,738	$(44,731)

December 31, 2022
U.S. agency securities	$39,729	$(1,892)	$30,948	$(5,987)	$70,677	$(7,879)
U.S. treasury securities	32,673	(1,337)	115,897	(12,329)	148,570	(13,666)
Obligations of states and political subdivisions	66,725	(4,887)	35,782	(5,410)	102,507	(10,297)
Corporate obligations	2,165	(165)	6,218	(787)	8,383	(952)
Mortgage-backed securities in government sponsored entities	40,270	(3,367)	57,319	(11,376)	97,589	(14,743)
Total securities	$181,562	$(11,648)	$246,164	$(35,889)	$427,726	$(47,537)

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available-for-sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Company obtains its forecast data through a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses on available-for-sale debt securities is included within Investment securities available-for-sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Company believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $2,303,000 at June 30, 2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Index
Credit Losses on Investment Securities – Prior to adopting ASU 2016-13

The Company adopted ASU No. 2016-13 effective January 1, 2023. Financial statement amounts related to Investment Securities recorded as of December 31, 2022 and for the periods ending December 31, 2022 are presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2022

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other than temporary. To determine whether a loss is other than temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline, and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other than temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value are not necessarily favorable or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

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

Proceeds from sales of securities available-for-sale for the three and six months ended June 30, 2023 were $86,504,000. There were no sales of available for sale securities during the three and six months ended June 30, 2022.

The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Gross gains on available for sale securities	$38	$-	$38	$-
Gross losses on available for sale securities	(89)	-	(89)	-
Net losses	$(51)	$-	$(51)	$-

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three and six month periods ended June 30, 2023 and 2022, and the portion of unrealized gains for the period that relates to equity investments held at June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Equity securities	2023	2022	2023	2022
Net losses recognized in equity securities during the period	$(74)	$(134)	$(292)	$(179)
Less: Net gains realized on the sale of equity securities during the period	-	-	5	-
Net unrealized losses	$(74)	$(134)	$(297)	$(179)

Index
Investment securities with an approximate carrying value of $349.9 million and $311.8 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at June 30, 2023, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$36,851	$36,117
Due after one year through five years	180,628	165,964
Due after five years through ten years	100,654	90,278
Due after ten years	160,636	141,956
Total	$478,769	$434,315
Note 6 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York and Wilmington and Dover, Delaware. The recently completed HVBC acquisition has expanded our lending market further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey. Although the Company had a diversified loan portfolio at June 30, 2023 and December 31, 2022, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Real estate loans:
Residential	$358,025	$210,213
Commercial	1,080,513	876,569
Agricultural	312,302	313,614
Construction	156,927	80,691
Consumer	42,701	86,650
Other commercial loans	120,288	63,222
Other agricultural loans	30,615	34,832
State and political subdivision loans	61,471	59,208
Total	2,162,842	1,724,999
Allowance for credit losses - loans	21,652	18,552
Net loans	$2,141,190	$1,706,447

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

The following table presents the components of the allowance for credit losses as of June 30, 2023 (in thousands):

June 30, 2023
Allowance for Credit Losses - Loans	$21,652
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	1,391
Total allowance for credit losses	$23,043

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2023 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at March 31, 2023	$15,250	$1,229	$16,479
Allowance for credit loss on PCD acquired loans	1,689	-	1,689
Loans charge-off	(4)	-	(4)
Recoveries of loans previously charged-off	26	-	26
Net loans charged-off	22	-	22
Provision for credit losses - acquisition day 1 non-PCD	4,591	-	4,591
Provision for credit losses	100	162	262
Balance at June 30, 2023	$21,652	$1,391	$23,043

	Allowance for Credit Losses -Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at December 31, 2022	$18,552	$165	$18,717
Impact of adopting CECL	(3,300)	1,064	(2,236)
Allowance for credit loss on PCD acquired loans	1,689	-	1,689
Loans charge-off	(11)	-	(11)
Recoveries of loans previously charged-off	31	-	31
Net loans charged-off	20	-	20
Provision for credit losses - acquisition day 1 non-PCD	4,591	-	4,591
Provision for credit losses	100	162	262
Balance at June 30, 2023	$21,652	$1,391	$23,043

Index
The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for the three and six months ended June 30, 2023 (in thousands).

	For the three months ended June 30, 2023
	Balance at March 31, 2023	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision	Balance at June 30, 2023
Real estate loans:
Residential	$1,195	$108	$(1)	$-	$1,373	$2,675
Commercial	6,747	39	-	-	2,488	9,274
Agricultural	3,409	37	-	-	133	3,579
Construction	851		-	-	816	1,667
Consumer	1,220	677	(3)	23	(658)	1,259
Other commercial loans	712	828	-	3	934	2,477
Other agricultural loans	250	-	-	-	18	268
State and political subdivision loans	42	-	-	-	10	52
Unallocated	824	-	-	-	(423)	401
Total	$15,250	$1,689	$(4)	$26	$4,691	$21,652

	For the six months ended June 30, 2023
	Balance at December 31, 2022	Impact of adopting CECL	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision	Balance at June 30, 2023
Real estate loans:
Residential	$1,056	$79	$108	$(1)	$-	$1,433	$2,675
Commercial	10,120	(3,070)	39	-	-	2,185	9,274
Agricultural	4,589	(1,145)	37	-	-	98	3,579
Construction	801	(103)		-	-	969	1,667
Consumer	135	1,040	677	(10)	27	(610)	1,259
Other commercial loans	1,040	(328)	828	-	4	933	2,477
Other agricultural loans	489	(219)	-	-	-	(2)	268
State and political subdivision loans	322	(280)	-	-	-	10	52
Unallocated	-	726	-	-	-	(325)	401
Total	$18,552	$(3,300)	$1,689	$(11)	$31	$4,691	$21,652

The following table presents the allowance for credit losses – loans and amortized cost basis of loans under CECL methodology as of June 30, 2023 (in thousands):

	Allowance for Credit Losses - Loans			Loans
June 30, 2023	Collectively evaluated for impairment	Individually evaluated for impairment	Total Allowance for Credit Losses - Loans	Collectively evaluated for impairment	Individually evaluated for impairment	Total Loans
Real estate loans:
Residential	$2,552	$123	$2,675	$356,592	$1,433	$358,025
Commercial	9,110	164	9,274	1,075,534	4,979	1,080,513
Agricultural	3,493	86	3,579	308,010	4,292	312,302
Construction	1,410	257	1,667	154,570	2,357	156,927
Consumer	446	813	1,259	41,625	1,076	42,701
Other commercial loans	1,713	764	2,477	118,024	2,264	120,288
Other agricultural loans	268	-	268	30,320	295	30,615
State and political subdivision loans	52	-	52	61,471	-	61,471
Unallocated	401	-	401	-	-	-
Total	$19,445	$2,207	$21,652	$2,146,146	$16,696	$2,162,842

Index
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

December 31, 2022
Allowance for loan Losses	$18,552
Reserve for unfunded commitments	165
Total allowance for credit losses	$18,717

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2022 (in thousands):

	Allowance for Credit Losses - Loans	Reserve for unfunded commitments	Total
Balance at March 31, 2022	$17,556	$165	$17,721
Loans charge-off	(446)	-	(446)
Recoveries of loans previously charged-off	10	-	10
Net loans charged-off	(436)	-	(436)
Provision for credit losses	450	-	450
Balance at June 30, 2022	$17,570	$165	$17,735

Balance at December 31, 2021	$17,304	$165	$17,469
Loans charge-off	(451)	-	(451)
Recoveries of loans previously charged-off	17	-	17
Net loans charged-off	(434)	-	(434)
Provision for credit losses	700	-	700
Balance at June 30, 2022	$17,570	$165	$17,735

The following table presents the activity in the allowance for loan losses, by portfolio segment, for the three and six months ended June 30, 2022 (in thousands).

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

Index
The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of June 30, 2023 and December 31, 2022, respectively. The balances are presented by class of loan receivable (in thousands):

	June 30, 2023				December 31, 2022
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non-performing loans	Nonaccrual	90 days or greater past due and accruing	Total non-performing loans
Real estate loans:
Mortgages	$472	$1,701	$-	$2,173	$562	$-	$562
Home Equity	-	53	-	53	29	-	29
Commercial	353	1,510	129	1,992	2,778	-	2,778
Agricultural	182	2,810	-	2,992	3,222	-	3,222
Construction	2,357	-	-	2,357	-	-	-
Consumer	1,072	-	10	1,082	-	7	7
Other commercial loans	789	1,475	-	2,264	62	-	62
Other agricultural loans	-	299	-	299	285	-	285
State and political subdivision	-	-	-	-	-	-	-
	$5,225	$7,848	$139	$13,212	$6,938	$7	$6,945

As of June 30, 2023, there were $7.8 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charge down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023	Real Estate	Other	None	Total
Real estate loans:
Mortgages	$2,173	$-	$-	$2,173
Home Equity	53	-	-	53
Commercial	1,863	-	-	1,863
Agricultural	2,992	-	-	2,992
Construction	2,357	-	-	2,357
Consumer	-	-	1,072	1,072
Other commercial loans	-	2,264	-	2,264
Other agricultural loans	-	299	-	299
State and political subdivision	-	-	-	-
	$9,438	$2,563	$1,072	$13,073

December 31, 2022	Real Estate	Other	None	Total
Real estate loans:
Mortgages	$562	$-	$-	$562
Home Equity	29	-	-	29
Commercial	2,778	-	-	2,778
Agricultural	3,222	-	-	3,222
Construction	-	-	-	-
Consumer	-	-	-	-
Other commercial loans	-	62	-	62
Other agricultural loans	-	285	-	285
State and political subdivision	-	-	-	-
	$6,591	$347	$-	$6,938

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

Index
The following tables represent credit exposures by internally assigned grades, by origination year as of June 30, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$54,881	$329,894	$217,856	$126,372	$83,562	$203,314	$32,598	$1,187	$1,049,664
Special Mention	-	8,847	-	1,378	7,627	9,447	125	-	27,424
Substandard	-	251	6	195	254	1,980	731	8	3,425
Doubtful	-	-	-	-	-	-	-	-	-
Total	$54,881	$338,992	$217,862	$127,945	$91,443	$214,741	$33,454	$1,195	$1,080,513
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$10,468	$54,241	$30,666	$33,222	$27,167	$126,373	$11,466	$1,344	$294,947
Special Mention	-	3,028	1,261	-	-	6,819	85	-	11,193
Substandard	-	-	-	-	103	5,737	75	247	6,162
Doubtful	-	-	-	-	-	-	-	-	-
Total	$10,468	$57,269	$31,927	$33,222	$27,270	$138,929	$11,626	$1,591	$312,302
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$20,388	$81,202	$45,691	$501	$-	$-	$-	$-	$147,782
Special Mention	1,406	980	4,402	-	-	-	-	-	6,788
Substandard	-	-	2,357	-	-	-	-	-	2,357
Doubtful	-	-	-	-	-	-	-	-	-
Total	$21,794	$82,182	$52,450	$501	$-	$-	$-	$-	$156,927
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans					-
Risk Rating
Pass	$3,115	$12,671	$9,536	$5,793	$5,970	$5,041	$70,515	$109	$112,750
Special Mention	-	87	1,585	216	338	24	2,678	39	4,967
Substandard	-	-	-	763	198	1,298	286	-	2,545
Doubtful	-	-	-	-	-	-	-	26	26
Total	$3,115	$12,758	$11,121	$6,772	$6,506	$6,363	$73,479	$174	$120,288
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other agricultural loans					-
Risk Rating
Pass	$2,998	$1,766	$7,530	$1,249	$1,281	$487	$13,417	$-	$28,728
Special Mention	-	522	268	48	7	55	543	-	1,443
Substandard	-	-	-	-	8	377	25	34	444
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,998	$2,288	$7,798	$1,297	$1,296	$919	$13,985	$-	$30,615
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans					-
Risk Rating
Pass	$94	$18,733	$12,124	$4,438	$5	$26,077	$-	$-	$61,471
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$94	$18,733	$12,124	$4,438	$5	$26,077	$-	$-	$61,471
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total					-
Risk Rating
Pass	$91,944	$498,507	$323,403	$171,575	$117,985	$361,292	$127,996	$2,640	$1,695,342
Special Mention	1,406	13,464	7,516	1,642	7,972	16,345	3,431	39	51,815
Substandard	-	251	2,363	958	563	9,392	1,117	289	14,933
Doubtful	-	-	-	-	-	-	-	26	26
Total	$93,350	$512,222	$333,282	$174,175	$126,520	$387,029	$132,544	$2,994	$1,762,116
Information presented in the table above is not required for periods prior to adoption of CECL. The following table presents the most comparable information for the prior period, internal credit risk ratings for the indicated loan class segments as of December 31, 2022 (in thousands).

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

Index
For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity, by origination year, as of June 30, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$12,084	$88,543	$49,595	$30,895	$19,334	$106,346	$-	$-	$306,797
Nonperforming	-	-	788	115	-	1,270	-	-	2,173
Total	$12,084	$88,543	$50,383	$31,010	$19,334	$107,616	$-	$-	$308,970
Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

Home equity					-
Payment Performance
Performing	$2,130	$3,217	$2,046	$2,439	$2,685	$8,914	$27,127	$444	$49,002
Nonperforming	-	-	-	-	-	53	-	-	53
Total	$2,130	$3,217	$2,046	$2,439	$2,685	$8,967	$27,127	$444	$49,055
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Payment Performance
Performing	$3,708	$1,267	$650	$551	$597	$3,332	$31,505	$9	$41,619
Nonperforming	-	20	-	-	-	1,062	-	-	1,082
Total	$3,708	$1,287	$650	$551	$597	$4,394	$31,505	$9	$42,701
Current period gross charge-offs	$-	$-	$-	$-	$1	$-	$9	$-	$10

Total					-
Payment Performance
Performing	$17,922	$93,027	$52,291	$33,885	$22,616	$118,592	$58,632	$453	$397,418
Nonperforming	-	20	788	115	-	2,385	-	-	3,308
Total	$17,922	$93,047	$53,079	$34,000	$22,616	$120,977	$58,632	$453	$400,726

Information presented in the table above is not required for periods prior to adoption of CECL. The following table presents the most comparable information for the prior period, internal credit risk ratings for the indicated loan class segments as of December 31, 2022 (in thousands).

December 31, 2022	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$161,998	$562	$9	$162,569
Home Equity	47,615	29	-	47,644
Consumer	86,643	7	-	86,650
Total	$296,256	$598	$9	$296,863

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$-	$1,225	$1,708	$2,933	$306,037	$308,970	$-
Home Equity	110	7	30	147	48,908	49,055	-
Commercial	2,072	231	1,216	3,519	1,076,994	1,080,513	129
Agricultural	23	-	1,367	1,390	310,912	312,302	-
Construction	477	-	-	477	156,450	156,927	-
Consumer	389	8	1,082	1,479	41,222	42,701	10
Other commercial loans	154	829	1,475	2,458	117,830	120,288	-
Other agricultural loans	234	-	-	234	30,381	30,615	-
State and political subdivision loans	-	-	-	-	61,471	61,471	-
Total	$3,459	$2,300	$6,878	$12,637	$2,150,205	$2,162,842	$139

Loans considered non-accrual	$37	$894	$6,739	$7,670	$5,403	$13,073
Loans still accruing	3,422	1,406	139	4,967	2,144,802	2,149,769
Total	$3,459	$2,300	$6,878	$12,637	$2,150,205	$2,162,842

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loan Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$356	$132	$229	$717	$161,843	$9	$162,569	$-
Home Equity	48	9	29	86	47,558	-	47,644	-
Commercial	1,065	115	1,788	2,968	871,745	1,856	876,569	-
Agricultural	-	-	1,368	1,368	310,805	1,441	313,614	-
Construction	-	-	-	-	80,691	-	80,691	-
Consumer	147	-	7	154	86,496	-	86,650	7
Other commercial loans	1,660	35	32	1,727	61,495	-	63,222	-
Other agricultural loans	-	-	-	-	34,832	-	34,832	-
State and political subdivision loans	-	-	-	-	59,208	-	59,208	-
Total	$3,276	$291	$3,453	$7,020	$1,714,673	$3,306	$1,724,999	$7
Loans considered non-accrual	$46	$76	$3,446	$3,568	$3,370	$-	$6,938
Loans still accruing	3,230	215	7	3,452	1,711,303	3,306	1,718,061
Total	$3,276	$291	$3,453	$7,020	$1,714,673	$3,306	$1,724,999

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

Index
In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table shows, the amortized cost basis by class of loans receivable, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023 (dollars in thousands):

	Three months ended June 30, 2023
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	$243	0.02%
Agricultural	4	765	0.24%
Total	7	$1,008

	Six months ended June 30, 2023
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$131	0.04%
Commercial	7	1,992	0.18%
Agricultural	4	765	0.24%
Consumer	1	3	0.01%
Total	13	$2,891

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	$91	0.01%
Total	1	$91

The following table shows, by class of loans receivable, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

Three months ended June 30, 2023
Term Extension

Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	Extended the weighted average loan maturity 5 months
Agricultural	4	Extended the weighted average loan maturity 2 months
Total	7

Index
Six months ended June 30, 2023
Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 4 months
Commercial	7	Extended the weighted average loan maturity 22 months
Agricultural	4	Extended the weighted average loan maturity 2 months
Consumer	1	Extended the loan maturity 24 months
Total	13

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	Extended the loan maturity 6 months
Total	1

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults after the modification date for the three and six months ended June 30, 2023.

The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at June 30, 2023 (in thousands):

	June 30, 2023
		30-89 Days	90 Days
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Real estate loans:
Mortgages	$131	$-	$-	$131
Commercial	1,992	-	-	1,992
Agricultural	765	-	-	765
Consumer	3	-	-	3
Total	$2,891	$-	$-	$2,891

Non-Accruing Modified Loans to Borrowers experiencing Financial Difficulty
Real estate loans:
Commercial	$91	$-	$-	$91
Total	$91	$-	$-	$91

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2023 and December 31, 2022, included within other assets are $426,000 and $543,000, respectively, of foreclosed assets. As of June 30, 2023, included within the foreclosed assets are $226,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2023, the Company had initiated formal foreclosure proceedings on $241,000 of residential mortgages loans, the collateral properties which have not yet been transferred into foreclosed assets.
Note 7 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,575	$(1,510)	$1,065	$2,336	$(1,362)	$974
Core deposit intangibles	4,713	(1,707)	3,006	1,943	(1,645)	298
Total amortized intangible assets	$7,288	$(3,217)	$4,071	$4,279	$(3,007)	$1,272
Unamortized intangible assets:
Goodwill	$84,758			$31,376
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). We based our projections of amortization expense shown below on existing asset balances at June 30, 2023. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended June 30, 2023 (actual)	$75	$31	$106
Six months ended June 30, 2023 (actual)	148	62	210
Three months ended June 30, 2022 (actual)	78	40	118
Six months ended June 30, 2022 (actual)	160	80	240
Estimate for year ending December 31,
Remaining 2023	155	310	465
2024	271	564	835
2025	220	478	698
2026	170	395	565
2027	113	339	452
Thereafter	136	920	1,056
Total	$1,065	$3,006	$4,071

Note 8 – Employee Benefit Plans

For additional detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Audited Consolidated Financial Statements included in the 2022 Annual Report on Form 10-K.

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

Index
The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Affected line item on the Consolidated Statement of Income
Service cost	$77	$100	$155	$178	Salary and Employee Benefits
Interest cost	110	79	220	138	Other Expenses
Expected return on plan assets	(197)	(264)	(394)	(467)	Other Expenses
Net amortization and deferral	7	12	14	48	Other Expenses
Net periodic benefit cost	$(3)	$(73)	$(5)	$(103)

The Bank does not expect to contribute to the Pension Plan during 2023.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of June 30, 2023, 113,816 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three and six months ended June 30, 2023:

	Three months		Six months
	Unvested Shares	Weighted Average Market Price	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	6,372	$63.71	6,622	$63.63
Granted	2,242	83.38	2,242	83.38
Forfeited	-	-	(161)	(63.13)
Vested	(2,360)	(61.47)	(2,449)	(61.38)
Outstanding, end of period	6,254	$71.61	6,254	$71.61

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $116,000 and $142,000 for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, compensation expense totaled $51,000 and $65,000, respectively. At June 30, 2023, the total compensation cost related to nonvested awards that had not yet been recognized was $448,000, which is expected to be recognized over the next three years.

Index
Note 9 – Accumulated Comprehensive Loss

The following tables present the changes in accumulated other comprehensive income by component, net of tax, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30, 2023
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of March 31, 2023	$(30,422)	$(1,050)	$4,710	$(26,762)
Other comprehensive income (loss) before reclassifications (net of tax)	(4,736)	-	888	(3,848)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	39	5	(414)	(370)
Net current period other comprehensive income (loss)	(4,697)	5	474	(4,218)
Balance as of June 30, 2023	$(35,119)	$(1,045)	$5,184	$(30,980)

	Six months ended June 30, 2023
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2022	$(37,514)	$(1,056)	$5,429	$(33,141)
Other comprehensive income before reclassifications (net of tax)	2,356	-	529	2,885
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	39	11	(774)	(724)
Net current period other comprehensive income (loss)	2,395	11	(245)	2,161
Balance as of June 30, 2023	$(35,119)	$(1,045)	$5,184	$(30,980)

	Three months ended June 30, 2022
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of March 31, 2022	$(16,276)	$(1,940)	$3,451	$(14,765)
Other comprehensive income (loss) before reclassifications (net of tax)	(12,652)	-	831	(11,821)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	10	17	27
Net current period other comprehensive income (loss)	(12,652)	10	848	(11,794)
Balance as of June 30, 2022	$(28,928)	$(1,930)	$4,299	$(26,559)

	Six months ended June 30, 2022
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2021	$304	$(1,968)	$1,509	$(155)
Other comprehensive income (loss) before reclassifications (net of tax)	(29,232)	-	2,741	(26,491)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	38	49	87
Net current period other comprehensive income (loss)	(29,232)	38	2,790	(26,404)
Balance as of June 30, 2022	$(28,928)	$(1,930)	$4,299	$(26,559)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended June 30,
	2023	2022
Unrealized gains and losses on available for sale securities
	$(51)	$-	Available for sale securities gains, net
	12	-	Provision for income taxes
	$(39)	$-	Net of tax
Defined benefit pension items
	$(7)	$(12)	Other expenses
	2	2	Provision for income taxes
	$(5)	$(10)	Net of tax

Unrealized gain (loss) on interest rate swap	$524	$(21)	Interest expense
	(110)	4	Provision for income taxes
	$414	$(17)	Net of tax

Total reclassifications	$370	$(27)

Six Months Ended June 30,
	2023	2022
Unrealized gains and losses on available for sale securities
	$(51)	$-	Available for sale securities gains, net
	12	-	Provision for income taxes
	$(39)	$-	Net of tax
Defined benefit pension items
	$(14)	$(48)	Other expenses
	3	10	Provision for income taxes
	$(11)	$(38)	Net of tax

Unrealized gain (loss) on interest rate swap	$980	$(62)	Interest expense
	(206)	13	Provision for income taxes
	$774	$(49)	Net of tax

Total reclassifications	$724	$(87)

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

Index
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2023	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,849	$-	$-	$1,849
Available for sale securities:
U.S. Agency securities	-	66,867	-	66,867
U.S. Treasury securities	149,791	-	-	149,791
Obligations of state and political subdivisions	-	100,443	-	100,443
Corporate obligations	-	12,207	-	12,207
Mortgage-backed securities in government sponsored entities	-	105,007	-	105,007
Loans held for sale	-	14,940	-	14,940
Derivative instruments	-	15,866	529	16,395
Liabilities
Derivative instruments	-	(9,303)	-	(9,303)

December 31, 2022	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$2,208	$-	$-	$2,208
Available for sale securities:
U.S. Agency securities	-	70,677	-	70,677
U.S. Treasuries securities	148,570	-	-	148,570
Obligations of state and political subdivisions	-	110,300	-	110,300
Corporate obligations	-	9,383	-	9,383
Mortgage-backed securities in government sponsored entities	-	100,576	-	100,576
Derivative instruments	-	16,599	-	16,599
Liabilities
Derivative instruments	-	(9,726)	-	(9,726)

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2023 (in thousands):

IRLC- Asset
Balance acquired as part of the HVBC acquisition	$657
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(128)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2023	$529
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30, 2023	$(128)
Change in unrealized loss for the period included other comprehensive loss for assets held as of June 16, 2023	-

At June 30, 2023, the Company had classified $529,000 of net derivative assets and liabilities related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 78.26% to 95.76% at June 30, 2023.

Index
Significant unobservable inputs for assets measured at fair value on a recurring basis at June 30, 2023 (in thousands):

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2023
	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$529	Discounted cash flows	Pull-through rates	78.26%-95.76%	84.53%

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022 are included in the table below (in thousands):

June 30, 2023	Level I	Level II	Level III	Total
Individually analyzed loans held for investment	$-	$-	$4,026	$4,026
Other real estate owned	-	-	49	49

December 31, 2022	Level I	Level II	Level III	Total
Individually analyzed loans held for investment	$-	$-	$496	$496
Other real estate owned	-	-	297	297

•
Individually analyzed loans held for investment - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for credit losses - loans or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $359,000 and $50,000 at June 30, 2023 and December 31, 2022, respectively.

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

Quantitative Information about Level III Fair Value Measurements
June 30, 2023	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Individually analyzed loans held for investment	$4,026	Appraised Collateral Values	Discount for time since appraisal	0-100%	32.60%
			Selling costs	8%-10%	8.92%
			Holding period	0 - 12 months	10.41 months

Other real estate owned	49	Appraised Collateral Values	Discount for time since appraisal	20%	20.00%

December 31, 2022	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Individually analyzed loans held for investment	496	Appraised Collateral Values	Discount for time since appraisal	0-100%	25.16%
			Selling costs	8%-10%	8.41%
			Holding period	6 - 12 months	11.51 months

Other real estate owned	297	Appraised Collateral Values	Discount for time since appraisal	20-84%	39.84%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

June 30, 2023	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$4,814	$4,814	$-	$-	$4,814
Net loans	2,141,190	2,080,817	-	-	2,080,817

Financial liabilities:
Deposits	2,266,100	2,254,845	1,935,269	-	319,576
Borrowed funds	318,200	308,507	-	-	308,507

December 31, 2022
Financial assets:
Interest bearing time deposits with other banks	$6,055	$6,055	$-	$-	$6,055
Loans held for sale	725	725	-	-	725
Net loans	1,706,447	1,662,514	-	-	1,662,514

Financial liabilities:
Deposits	1,844,208	1,832,037	1,566,517	-	265,520
Borrowed funds	257,278	246,288	-	-	246,288

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

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results you may expect for the full year.

The Company engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. With the recently completed HVBC acquisition, we have expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branaches, four mortgage centers and one business banking facility. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 47 banking facilities, 38 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square, Warrington, Plumsteadville, Philadelphia, two branches near the city of Lebanon and two branches in Huntington Valley. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. The mortgage centers acquired as part of the acquisition are located  in Montgomeryville, PA, Huntington Valley, PA, Philadelphia, PA and Mount Laurel, NJ. The business banking facility is located in Philadelphia, PA. We have received approval to open a branch in Williamsport, Pennsylvania, which we expect to open in the fourth quarter of 2023.

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

Competition

The banking industry in the Bank’s service areas continue to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities for loans and deposits. Competition in our north central Pennsylvania market has increased as a result of other financial institutions looking to expand into new markets. With larger population centers in our central, south central and south east Pennsylvania markets, as well as in our Delaware market, we experience more competition to gather deposits and to make loans. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans, deposits and other financial services. Fintech and blockchain entities offering crypto services are also increasing competition for the Company’s financial services. The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of June 30, 2023 and December 31, 2022, the Trust Department had $170.0 million and $150.0 million of assets under management, respectively.

Index
Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $283.5 million at December 31, 2022 to $307.3 million at June 30, 2023. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central south central and south eastern Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $2,723,000 for the first six months of 2023 compared to $13,641,000 for last year’s comparable period, a decrease of $10,918,000, or 80.0%, primarily due to the one-time costs associated with the HVBC acquisition. Basic earnings per share for the first six months of 2023 were $0.67, compared to $3.40 for last year’s comparable period, representing a 80.3% decrease.  Annualized return on assets and return on equity for the six months of 2023 were 0.23% and 2.22%, respectively, compared with 1.25% and 12.48% for last year’s comparable period.

Net loss for the three months ended June 30, 2023 was $4,144,000 compared to net income of $6,901,000 in the comparable 2022 period, a decrease of $11,045,000. Basic earnings (loss) per share for the three months ended June 30, 2023 were ($1.01), compared to $1.72 for last year’s comparable period, representing a 158.7% decrease due to the one-time costs associated with the acquisition and the provision for credit losses. Annualized return on assets and return on equity for the quarter ended June 30, 2023 was (0.68%) and (6.62%), respectively, compared with 1.25% and 12.49% for the same 2022 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first six months of 2023 was $36,001,000, an increase of $2,010,000, or 5.9%, compared to the same period in 2022.  For the first six months of 2023 the provision for credit losses was $4,853,000, including $4,591,000 for non-PCD loans acquired as part of the acquisition. Excluding the $4,591,000 related to the acquisition, the provision for credit losses decreased $438,000. Consequently, net interest income after the provision for credit losses was $31,148,000 in the first six months of 2023 compared to $33,291,000 during the first six months of 2022.

For the three months ended June 30, 2023, net interest income was $17,921,000 compared to $17,729,000, an increase of $192,000, or 1.0%, over the comparable period in 2022. The provision for loan losses in the second quarter was $4,853,000 including $4,591,000 for non-PCD loans acquired as part of the acquisition. Excluding the $4,591,000 related to the acquisition, the provision for credit losses decreased $188,000. Consequently, net interest income after the provision for credit losses was $13,068,000 for the quarter ended June 30, 2023 compared to $17,279,000 in 2022.

Index
The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and six months ended June 30, 2023 and 2022 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates
	Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	16,395	108	1.33	91,687	137	0.30
Total short-term investments	16,395	108	1.33	91,687	137	0.30
Interest bearing time deposits at banks	6,028	90	3.00	10,389	135	2.62
Investment securities:
Taxable	384,453	3,864	2.01	359,189	2,710	1.51
Tax-exempt (3)	117,025	1,505	2.57	118,613	1,519	2.56
Total investment securities	501,478	5,369	2.14	477,802	4,229	1.77
Loans (2)(3)(4):
Residential mortgage loans	224,059	5,872	5.28	202,095	4,712	4.70
Construction	88,048	2,492	5.71	65,626	1,327	4.08
Commercial Loans	959,221	26,097	5.49	793,313	18,076	4.59
Agricultural Loans	344,882	8,474	4.95	348,479	7,455	4.31
Loans to state & political subdivisions	59,860	1,125	3.79	52,489	824	3.17
Other loans	79,199	2,828	7.20	30,568	796	5.25
Loans, net of discount	1,755,269	46,888	5.39	1,492,570	33,190	4.48
Total interest-earning assets	2,279,170	52,455	4.64	2,072,448	37,691	3.67
Cash and due from banks	7,716			6,600
Bank premises and equipment	18,292			17,078
Other assets	96,542			81,077
Total non-interest earning assets	122,550			104,755
Total assets	2,401,720			2,177,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	527,960	3,584	1.37	516,129	717	0.28
Savings accounts	317,063	471	0.30	321,436	154	0.10
Money market accounts	325,841	3,121	1.93	347,403	523	0.30
Certificates of deposit	281,482	2,243	1.61	314,494	1,237	0.79
Total interest-bearing deposits	1,452,346	9,419	1.31	1,499,462	2,631	0.35
Other borrowed funds	303,344	6,497	4.32	73,651	600	1.64
Total interest-bearing liabilities	1,755,690	15,916	1.83	1,573,113	3,231	0.41
Demand deposits	386,104			366,046
Other liabilities	15,157			19,360
Total non-interest-bearing liabilities	401,261			385,406
Stockholders' equity	244,769			218,684
Total liabilities & stockholders' equity	2,401,720			2,177,203
Net interest income		36,539			34,460
Net interest spread (5)			2.81%			3.26%
Net interest income as a percentage of average interest-earning assets			3.23%			3.35%
Ratio of interest-earning assets to interest-bearing liabilities			130%			132%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
	Analysis of Average Balances and Interest Rates
	Three Months Ended
	June 30, 2023			June 30, 2022
	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	18,193	82	1.79	59,943	91	0.61
Total short-term investments	18,193	82	1.79	59,943	91	0.61
Interest bearing time deposits at banks	6,000	45	2.99	9,827	65	2.65
Investment securities:
Taxable	388,327	1,994	2.05	379,060	1,514	1.60
Tax-exempt (3)	113,674	725	2.55	122,167	782	2.56
Total investment securities	502,001	2,719	2.17	501,227	2,296	1.83
Loans (2)(3)(4):
Residential mortgage loans	236,167	3,168	5.38	203,338	2,381	4.70
Construction	90,635	1,353	5.99	69,689	721	4.15
Commercial Loans	983,666	13,772	5.62	818,517	9,494	4.65
Agricultural Loans	345,467	4,221	4.90	346,199	3,706	4.29
Loans to state & political subdivisions	60,395	582	3.87	57,933	457	3.16
Other loans	60,770	1,136	7.50	33,907	446	5.28
Loans, net of discount	1,777,100	24,232	5.47	1,529,583	17,205	4.51
Total interest-earning assets	2,303,294	27,078	4.72	2,100,580	19,657	3.75
Cash and due from banks	8,386			6,805
Bank premises and equipment	18,960			17,179
Other assets	102,155			83,164
Total non-interest earning assets	129,501			107,148
Total assets	2,432,795			2,207,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	545,527	2,067	1.52	530,596	398	0.30
Savings accounts	314,745	265	0.34	325,649	80	0.10
Money market accounts	330,453	1,847	2.24	348,718	300	0.35
Certificates of deposit	283,694	1,301	1.84	306,213	578	0.76
Total interest-bearing deposits	1,474,419	5,480	1.49	1,511,176	1,356	0.36
Other borrowed funds	307,523	3,409	4.45	78,948	322	1.64
Total interest-bearing liabilities	1,781,942	8,889	2.00	1,590,124	1,678	0.42
Demand deposits	397,084			375,542
Other liabilities	3,379			21,134
Total non-interest-bearing liabilities	400,463			396,676
Stockholders' equity	250,390			220,928
Total liabilities & stockholders' equity	2,432,795			2,207,728
Net interest income		18,189			17,979
Net interest spread (5)			2.71%			3.33%
Net interest income as a percentage of average interest-earning assets			3.17%			3.43%
Ratio of interest-earning assets to interest-bearing liabilities			129%			132%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three and six months ended June 30, 2023 and 2022.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$2,693	$2,287	$5,251	$4,182
Tax equivalent adjustment	152	165	316	319
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$2,845	$2,452	$5,567	$4,501

Interest and fees on loans (non-tax adjusted)	$24,117	$17,120	$46,666	$33,040
Tax equivalent adjustment	116	85	222	150
Interest and fees on loans (tax equivalent basis)	$24,233	$17,205	$46,888	$33,190

Total interest income	$26,810	$19,407	$51,917	$37,222
Total interest expense	8,889	1,678	15,916	3,231
Net interest income	17,921	17,729	36,001	33,991
Total tax equivalent adjustment	268	250	538	469
Net interest income (tax equivalent basis)	$18,189	$17,979	$36,539	$34,460

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2023 vs 2022 (1)			Six months ended June 30, 2023 vs 2022 (1)
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$6	$(15)	$(9)	$9	$(38)	$(29)
Interest bearing time deposits at banks	(30)	10	(20)	(68)	23	(45)
Investment securities:
Taxable	38	442	480	203	951	1,154
Tax-exempt	(54)	(3)	(57)	(21)	7	(14)
Total investments	(16)	439	423	182	958	1,140
Loans:
Residential mortgage loans	414	373	787	542	618	1,160
Construction	255	377	632	537	628	1,165
Commercial Loans	2,111	2,167	4,278	4,161	3,860	8,021
Agricultural Loans	(8)	523	515	(76)	1,095	1,019
Loans to state & political subdivisions	20	105	125	125	176	301
Other loans	451	239	690	1,648	384	2,032
Total loans, net of discount	3,243	3,784	7,027	6,937	6,761	13,698
Total Interest Income	3,203	4,218	7,421	7,060	7,704	14,764
Interest Expense:
Interest-bearing deposits:
NOW accounts	12	1,657	1,669	16	2,851	2,867
Savings accounts	(3)	188	185	(2)	319	317
Money Market accounts	(15)	1,562	1,547	(31)	2,629	2,598
Certificates of deposit	(38)	761	723	(113)	1,119	1,006
Total interest-bearing deposits	(44)	4,168	4,124	(130)	6,918	6,788
Other borrowed funds	1,937	1,150	3,087	3,874	2,023	5,897
Total interest expense	1,893	5,318	7,211	3,744	8,941	12,685
Net interest income	$1,310	$(1,100)	$210	$3,316	$(1,237)	$2,079

(1)
 The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Index
Tax equivalent net interest income increased from $34,460,000 for the six month period ended June 30, 2022 to $36,539,000 for the six month period ended June 30, 2023, an increase of $2,079,000. The acquisition of HVBC had a minimal impact as the merger closed on June 16, 2023. The tax equivalent net interest margin decreased from 3.35% for the first six months of 2022 to 3.23% for the comparable period in 2023. The decrease is primarily caused by the increase in the cost of interest-bearing liabilities due to higher market interest rates in 2023 compared to 2022.

Total tax equivalent interest income for the 2023 six month period increased $14,764,000 as compared to the 2022 six month period. This increase was a result of an increase of $7,060,000 due to a change in volume as average interest-bearing assets increased $206.7 million. As a result of the higher market interest rate environment, the yield on average interest earning assets increased 97 basis point from 3.67% to 4.64% resulting in an increase interest income of $7,704,000.

Tax equivalent investment income for the six months ended June 30, 2023 increased $1,140,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 37 basis points to 2.14%

•
The average balance of taxable securities increased $25.3 million, which resulted in an increase in investment income of $203,000. The yield on taxable securities increased 50 basis points from 1.51% to 2.01% as a result of lower yielding securities maturing in the second half of 2022 and first half of 2023. This resulted in an increase in investment income of $951,000. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $13,698,000 for the six months ended June 30, 2023 compared to the same period last year, as a result of higher volume and yields.

•
Interest income on residential mortgage loans increased $1,160,000. The change due to rate was an increase of $618,000 as the average yield on residential mortgages increased from 4.70% to 5.28% as a result of the higher rate environment during the second half of 2022 and all of 2023. The average balance of residential mortgage loans increased $22.0 million as a result of organic growth and the HVBC acquisition. This resulted in an increase of $542,000 on total interest income due to volume.

•
The average balance of construction loans increased $22.4 million as a result of projects in our Delaware market and the HVBC acquisition. This resulted in an increase of $537,000 on total interest income due to volume. The change due to rate was an increase of $628,000 as the average yield on construction loans increased from 4.08% to 5.71% as a result of the higher rate. environment during the second half of 2022 and all of 2023.

•
The average balance of commercial loans increased $165.9 million from a year ago. The growth was primarily attributable to growth in the Delaware market and the HVCB acquisition. This had a positive impact of $4,161,000 on total interest income due to volume. The yield increased 90 basis points to 5.49% as a result of the higher rate environment during the second half of 2022 and all of 2023, which increased loan interest income $3,860,000.

Index
•
Interest income on agricultural loans increased $1,019,000 from 2022 to 2023. The yield increased 64 basis points to 4.95% as a result of the higher rate environment during the second half of 2022 and all of 2023, which increased loan interest income $1,095,000. The decrease in the average balance of agricultural loans of $3.6 million resulted in a decrease in interest income due to volume of $76,000.

•
The average yield of state and political subdivision loans increased 62 basis points to 3.79% due to the higher rate environment resulting in an increase in income of $176,000. The average balance of state and political subdivision loans increased $7.4 million resulting in an increase in loan interest income of $125,000.

•
The average balance of other loans increased $48.6 million as a result of outstanding student loans. This resulted in an increase of $1,648,000 on total interest income due to volume. The average yield of other loans increased 195 basis points to 7.20% due to the higher rate environment resulting in an increase in income of $384,000.

Total interest expense increased $12,685,000 for the six months ended June 30, 2023 compared with the comparative period last year as a result of an increase in the volume of other borrowed funds and an increase in rate on interest-bearing liabilities. Interest expense increased $3,744,000 due to volume as a result of an increase in the average balance of other borrowed funds of $229.7 million. The average rate paid on interest-bearing liabilities increased from 0.41% to 1.83%. The increase was driven by the Federal Reserve interest rate increases in 2022 and 2023, which caused interest expenses to increase $8,941,000.

•
The average balance of interest bearing deposits decreased $47.1 million from June 30, 2022 to June 30, 2023. The reduction in average deposits resulted from customer funds transferred to higher-yielding investment alternatives as well as a reduction in municipal deposits to fund projects in various municipalities. The effect of these volume changes was a decrease in interest expense of $130,000. The average rate paid on interest bearing deposits was 1.31% for the first six months of 2023 and 0.35% for the comparable period in 2022. This resulted in an increase in interest expense of $6,918,000. The increase was due to the Federal Reserve increasing interest rates during 2022 and 2023.

•
The average balance of other borrowed funds increased $229.7 million to fund loan growth experienced in 2022 and 2023. This resulted in an increase in interest expense of $3,874,000. There was an increase in the average rate paid on other borrowed funds from 1.64% to 4.32% due to the interest rate increases by the Federal Reserve that increased borrowings costs resulting in an increase in interest expense of $2,023,000.

Tax equivalent net interest income for the three months ended June 30, 2023 was $18,189,000 which compares to $17,979,000 for the same period last year.  This represents an increase of $210,000 and was primarily caused by an increase in the volume of interest earning assets.

Total tax equivalent interest income was $27,078,000 for the three month period ended June 30, 2023, compared to $19,657,000 for the comparable period last year, an increase of $7,421,000. This increase was a result of an increase of $3,203,000 due to a change in volume as average interest-bearing assets increased $202.7 million due to growth in the Delaware market and the HVBC acquisition. As a result of the higher market interest rate environment, the yield on average interest earning assets increased 97 basis point from 3.75% to 4.72% resulting in an increase interest income of $4,218,000.

Tax equivalent investment income for the three months ended June 30, 2023 increased $423,000 over the same period last year. The yield on taxable securities increased 45 basis points from 1.60% to 2.05% as a result of the purchases made during 2022 in a higher rate environment. This resulted in an increase in investment income of $442,000.

Index
Total loan interest income increased $7,027,000 for the three months ended June 30, 2023 compared to the same period last year, as a result of a loan growth experienced in 2022 and the HVBC acquisition.

•
Interest income on residential mortgage loans increased $787,000. The change due to rate was an increase of $373,000 as the average yield on residential mortgages increased from 4.70% to 5.38% as a result of the higher rate environment during the second half of 2022 and all of 2023.  The average balance of residential mortgage loans increased $32.8 million as a result organic loan growth and the HVBC acquisition. This resulted in an increase of $414,000 on total interest income due to volume.

•
The average balance of construction loans increased $20.9 million as a result of projects in our Delaware market and the HVBC acquisition. This resulted in an increase of $255,000 on total interest income due to volume. The change due to rate was an increase of $377,000 as the average yield on construction loans increased from 4.15% to 5.99% as a result of the higher rate.

•
The average balance of commercial loans increased $165.1 million from a year ago. The growth was primarily attributable to growth in the Delaware market and the HVBC acquisition. This had a positive impact of $2,111,000 on total interest income due to volume. The yield increased 97 basis points to 5.62% due to the higher rate environment experienced during the second half of 2022 and all of 2023, which increased loan interest income $2,167,000.

•	The average yield of agricultural loans increased 61 basis points to 4.90% due to the higher rate environment resulting in an increase in income of $523,000.

•	The average yield of state and political subdivision loans increased 71 basis points to 3.87% due to the higher rate environment resulting in an increase in income of $105,000.

•
The average balance of other loans increased $26.9 million as a result of outstanding student loans. This resulted in an increase of $451,000 on total interest income due to volume. The average yield on other loans increased 222 basis points to 7.50% due to the rate earned on the student loans, resulting in an increase in interest income of $239,000.

Total interest expense increased $7,211,000 for the three months ended June 30, 2023 compared with the comparative period last year as a result of an increase in the volume of other borrowed funds and an increase in rate on interest-bearing liabilities. Interest expense increased $1,893,000 due to volume as a result of an increase in the average balance of other borrowed funds of $228.6 million. The average rate paid on interest-bearing liabilities increased from 0.42% to 2.00%. The increase was driven by the Federal Reserve interest rate increases in 2022 and 2023, which caused interest expenses to increased $5,318,000.

•
The average balance of interest bearing deposits decreased $36.8 million from June 30, 2022 to June 30, 2023. The reduction in average deposits resulted from customer funds transferred to higher-yielding investment alternatives as well as a reduction in municipal deposits to fund projects in various municipalities. The effect of these volume changes was a decrease in interest expense of $44,000. The average rate paid on interest bearing deposits was 1.49% for the three months ended June 30, 2023 and 0.36% for the comparable period in 2022. This resulted in an increase in interest expense of $4,168,000. The increase was due to the Federal Reserve increasing interest rates during 2022 and 2023.

•
The average balance of other borrowed funds increased $228.6 million to fund loan growth experienced in 2022 and borrowings acquired as part of the acquisition. This resulted in an increase in interest expense of $1,937,000. There was an increase in the average rate paid on other borrowed funds from 1.64% to 4.45% due to the interest rate increases by the Federal Reserve that increased borrowings costs resulting in an increase in interest expense of $1,150,000.

Index
Provision for Credit Losses

For the six month period ended June 30, 2023, we recorded a provision for credit losses of $4,853,000, which represents an increase of $4,153,000 from the $700,000 provision recorded in the corresponding six months of last year. The provision for 2023 includes $4,591,000 associated with the HVBC acquisition and $162,000 as a provision for off-balance sheet items, which is also primarily attributable to the HVBC acquisition. Excluding these items, the provision for 2023 is $600,000 less than the comparable period in 2022 and is due to limited organic loan activity in  2023. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

For the three months ended June 30, 2023, we recorded a provision for credit losses of $4,853,000, which represents an increase of $4,403,000 from the $700,000 provision recorded in the corresponding six months of last year. The provision for 2023 includes $4,591,000 associated with the HVBC acquisition and $162,000 as a provision for off-balance sheet items, which is also primarily attributable to the HVBC acquisition. Excluding these items, the provision for 2023 is $350,000 less than the comparable period in 2022 and is due to limited organic loan activity in 2023.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six  months ended June 30, 2023 and 2022 (dollars in thousands):

	Six months ended June 30,		Change
	2023	2022	Amount	%
Service charges	$2,504	$2,572	$(68)	(2.6)
Trust	411	433	(22)	(5.1)
Brokerage and insurance	956	982	(26)	(2.6)
Gains on loans sold	214	146	68	46.6
Equity security losses, net	(292)	(179)	(113)	63.1
Available for sale security losses, net	(51)	-	(51)	NA
Earnings on bank owned life insurance	452	419	33	7.9
Other	260	362	(102)	(28.2)
Total	$4,454	$4,735	$(281)	(5.9)

	Three months ended June 30,		Change
	2023	2022	Amount	%
Service charges	$1,293	$1,324	$(31)	(2.3)
Trust	181	184	(3)	(1.6)
Brokerage and insurance	442	501	(59)	(11.8)
Gains on loans sold	169	41	128	312.2
Equity security losses, net	(74)	(134)	60	(44.8)
Available for sale security losses, net	(51)	-	(51)	NA
Earnings on bank owned life insurance	234	212	22	10.4
Other	86	176	(90)	(51.1)
Total	$2,280	$2,304	$(24)	(1.0)

Non-interest income for the six months ended June 30, 2023 totaled $4,454,000, a decrease of $281,000 when compared to the same period in 2022. For the three months ended June 30, 2023, non-interest income decreased $24,000 to $2,280,000.  During the first six   months of 2023, net equity security losses amounted to $292,000 as a result of market losses associated with general stock market losses compared with a $179,000 loss in the comparable 2022 period associated with market conditions for that period. During the three and six months ended June 30, 2023, there were $51,000 of losses from the sale of $10.0 million available for sale municipal securities. Additionally, $76.5 million of securities obtained as part of the acquisition were sold for no gain or loss during the second quarter of 2023. There were no sales of available during the three and six months ended June 30, 2022.

Index
The increase in gains on loans sold and the decrease in other income for the three and six month periods ended June 30 2023 compared to 2022 is attributable the HVBC acquisition and their residential lending model, which focused on originating and selling residential mortgage loans, which includes the use of interest rate locks and other derivative activities, which is included in other income. The decrease in Trust revenues for the six month period is due to lower estate settlement fees in 2023 compared to 2022.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six months ended June 30,		Change
	2023	2022	Amount	%
Salaries and employee benefits	$15,593	$14,030	$1,563	11.1
Occupancy	1,649	1,548	101	6.5
Furniture and equipment	313	295	18	6.1
Professional fees	768	733	35	4.8
FDIC insurance	625	280	345	123.2
Pennsylvania shares tax	596	678	(82)	(12.1)
Amortization of intangibles	62	80	(18)	(22.5)
Merger and acquisition	8,646	-	8,646	NA
Software expenses	723	699	24	3.4
ORE expenses (recovery)	15	(247)	262	(106.1)
Other	3,468	3,335	133	4.0
Total	$32,458	$21,431	$11,027	51.5

	Three months ended June 30,		Change
	2023	2022	Amount	%
Salaries and employee benefits	$7,916	$7,117	$799	11.2
Occupancy	814	754	60	8.0
Furniture and equipment	162	166	(4)	(2.4)
Professional fees	387	394	(7)	(1.8)
FDIC insurance	325	145	180	124.1
Pennsylvania shares tax	298	339	(41)	(12.1)
Amortization of intangibles	31	40	(9)	(22.5)
Merger and acquisition	8,402	-	8,402	NA
Software expenses	372	358	14	3.9
ORE expenses (recovery)	(11)	120	(131)	(109.2)
Other	1,984	1,767	217	12.3
Total	$20,680	$11,200	$9,480	84.6

Non-interest expenses increased $11,027,000 for the six months ended June 30, 2023 compared to the same period in 2022. Salaries and employee benefits increased $1,563,000 or 11.1%. The increase was due to merit increases effective at the beginning of 2023, additional full time equivalent employees (FTE) of 8.9, which is an increase of 2.90%, and an increase in health care expenses due to higher claims on the Company’s partially self-funded plan.

Index
The increase in merger and acquisition expenses was due to fees associated with the acquisition of HVB that closed in June 2023 and includes severance costs, change in control payments, contract termination payments and various professional and consulting fees. The increase in ORE expenses was due to the sales of OREO properties in 2022 for a gain of $481,000.

For the three months ended, June 30, 2023, non-interest expenses increased $9,480,000 when compared to the same period in 2022. The changes in salaries and employee benefits and merger and acquisition expenses correspond to the changes for the six month period. The decrease in ORE expenses is due to having few ORE properties in 2023 than 2022. The increase in other expenses for the three month period is due to operational charge-offs for fraudulent account activity in customer accounts, franchise fees for Delaware and other periodic pension expenses.

Provision for Income Taxes

The provision for income taxes was $421,000 for the six month period ended June 30, 2023 compared to $2,954,000 for the same period in 2022. The decrease is primarily attributable to the decrease in income before the provision for income taxes of $13,715,000 for the comparable periods due to the one-time costs associated with the HVBC acquisition.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 13.4% and 17.8% for the first six months of 2023 and 2022, respectively, compared to the statutory rate of 21%.

For the three months ended June 30, 2023, the benefit for income taxes was $1,188,000 compared to a provision of $1,482,000 for the same period in 2022. The decrease is attributable to the decrease in income before the provision for income taxes of $13,715,000 for the comparable periods due to the one-time acquisition costs. Our effective tax rate was (22.3)% and 17.7% for the three months ended June 30, 2023 and 2022, respectively.

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

Financial Condition

Total assets were $2.89 billion at June 30, 2023, an increase of $558.4 million from $2.33 billion at December 31, 2022, due primarily to the HVBC acquisition that closed on June 16, 2023. Cash and cash equivalents increased to $18.5 million to $44.7 million with the increase attributable to the acquisition and collateral held for derivative instruments. Available for sale securities decreased $5.2 million and net loans increased $434.7 million to $2.14 billion at June 30, 2023 due to the acquisition. Total deposits increased $421.6 million to $2.27 billion since year-end 2022 as a result of the acquisition, while borrowed funds increased $60.9 million to $318.2 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $44.7 million at June 30, 2023 compared to $26.2 million at December 31, 2022. The increase is due to the acquisition and cash held as collateral for certain derivative positions the Bank is exposed to with third parties.  Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Index
Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of June 30 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$66,867	15.3	$70,677	16.0
U. S. Treasury notes	149,791	34.4	148,570	33.6
Obligations of state & political subdivisions	100,443	23.0	110,300	25.0
Corporate obligations	12,207	2.8	9,383	2.1
Mortgage-backed securities in government sponsored entities	105,007	24.1	100,576	22.8
Equity securities	1,849	0.4	2,208	0.5
Total	$436,164	100.0	$441,714	100.0

	June 30, 2023/ December 31, 2022 Change

	Amount	%
Debt securities:
U. S. Agency securities	$(3,810)	(5.4)
U. S. Treasury notes	1,221	0.8
Obligations of state & political subdivisions	(9,857)	(8.9)
Corporate obligations	2,824	30.1
Mortgage-backed securities in government sponsored entities	4,431	4.4
Equity securities	(359)	(16.3)
Total	$(5,550)	(1.3)

Our investment portfolio decreased by $5.6 million, or 1.3%, from December 31, 2022 to June 30, 2023. As part of the HVBC acquisition, $79.2 million of available for sale securities were acquired. Excluding the acquisition, $10.3 million of mortgage backed securities were purchased. We experienced $5.8 million of principal repayments and $4.5 million of calls and maturities. We sold $86.6 million of securities to deleverage balance sheet during 2023 that included a loss of $51,000. The majority of the securities sold were acquired as part of the HVBC acquisition.  As a result of decreases in market interest rates, the unrealized loss on available for sale investment portfolio decreased $3.0 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ended June 30, 2023 yielded 2.14%, compared to 1.77% in the comparable period in 2022, on a tax equivalent basis.

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

Index
Loans Held for Sale

Loans held for sale increased $14.2 million to $14.9 million as of June 30, 2023 from December 31, 2022 due to the HVBC acquisition and their focus on residential mortgage lending and related loan sales into the secondary market.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
Real estate:
Residential	$358,025	16.6	$210,213	12.2
Commercial	1,080,513	50.0	876,569	50.8
Agricultural	312,302	14.4	313,614	18.2
Construction	156,927	7.3	80,691	4.7
Consumer	42,701	2.0	86,650	5.0
Other commercial loans	120,288	5.6	63,222	3.7
Other agricultural loans	30,615	1.4	34,832	2.0
State & political subdivision loans	61,471	2.7	59,208	3.4
Total loans	2,162,842	100.0	1,724,999	100.0
Less allowance for loan losses	15,250		18,552
Net loans	$2,147,592		$1,706,447

	June 30, 2023/ December 31, 2022 Change
	Amount	%
Real estate:
Residential	$147,812	70.3
Commercial	203,944	23.3
Agricultural	(1,312)	(0.4)
Construction	76,236	94.5
Consumer	(43,949)	(50.7)
Other commercial loans	57,066	90.3
Other agricultural loans	(4,217)	(12.1)
State & political subdivision loans	2,263	3.8
Total loans	$437,843	25.4

The Bank’s lending efforts have historically been focused in north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In December 2017, we completed a branch acquisition in State College, which provides us with opportunities in Centre County, Pennsylvania and other areas of central Pennsylvania. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. Since the MidCoast acquisition, we have opened two additional branches in the Delaware market to better serve customers in the Wilmington market, as well as the surrounding area of Chester County, Pennsylvania. In June 2023, we completed the HVBC acquisition, which expanded our markets into south east Pennsylvania, including the counties of Montgomery, Bucks and Philadelphia. It also includes a Mortgage production in Mount Laurel, New Jersey. We have received approval to open an office in Williamsport, Pennsylvania, which is expected in the fourth quarter of 2023. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

Index
As part of the acquisition, we acquired $477.0 million of loans for the portfolio. Excluding this, organic loan growth has been limited, and the Bank actually experienced a decrease in loans of $40.1 million, which was expected due to a paydown in student loans. The rise in market interest rates has had an impact and slowed activity, especially in the first half of 2023.

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

For loans sold on the secondary market, the Company recognizes fee income for servicing certain sold loans, which is included in non-interest income.

Allowance for Credit Losses - Loans

The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $21,652,000 or 1.00% of total loans as of June 30, 2023 as compared to $18,552,000 or 1.08% of loans as of December 31, 2022. During the first quarter of 2023, the Company adopted CECL, which resulted in a decrease in the allowance for credit losses – loans of $3.3 million. As a result of the acquisition, the Bank recorded a provision for credit losses for non-PCD loans of $4,591,000 and an allowance of $1,689,000 for PCD loans. An additional $100,000 of provision for credit losses-loans was recorded in 2023. Net recoveries for the first half of 2023 totaled $20,000. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31
			2022
	Amount	%	Amount	%
Real estate loans:
Residential	$2,675	16.6	$1,056	12.2
Commercial	9,274	50.0	10,120	50.8
Agricultural	3,579	14.4	4,589	18.2
Construction	1,667	7.3	801	4.7
Consumer	1,259	2.0	135	5.0
Other commercial loans	2,477	5.6	1,040	3.7
Other agricultural loans	268	1.4	489	2.0
State & political subdivision loans	52	2.7	322	3.4
Unallocated	401	N/A	-	N/A
Total allowance for loan losses	$21,652	100.0	$18,552	100.0

Index
The following table provides information related to credit loss experience and loan quality for the six months ended June 30, 2023 and the year ended December 31, 2022 (dollars in thousands).

June 30, 2023	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$1,433	$(1)	$224,059	0.00%	0.75%	0.62%	120.17%
Commercial	2,185	-	890,065	0.00%	0.86%	0.17%	497.80%
Agricultural	98	-	312,317	0.00%	1.15%	0.96%	119.62%
Construction	969	-	88,048	0.00%	1.06%	1.50%	70.73%
Consumer	(610)	17	79,199	0.02%	2.95%	2.51%	117.44%
Other commercial loans	933	4	69,156	0.01%	2.06%	1.88%	109.41%
Other agricultural loans	(2)	-	32,565	0.00%	0.88%	0.98%	89.63%
State & political subdivision loans	10	-	59,860	0.00%	0.08%	0.00%	NA
Unallocated	(325)	-	-	NA	NA	NA	NA
Total	$4,691	$20	$1,755,269	0.00%	1.00%	0.60%	116.65%

December 31, 2022
Real estate:
Residential	$(91)	$-	$204,063	0.00%	0.50%	0.28%	178.68%
Commercial	2,018	3	782,016	0.00%	1.15%	0.32%	364.29%
Agricultural	(140)	-	312,999	0.00%	1.46%	1.03%	142.43%
Construction	367	-	73,214	0.00%	0.99%	0.00%	NA
Consumer	(111)	(16)	58,715	(0.03%)	0.16%	0.00%	NA
Other commercial loans	439	(422)	72,444	(0.58%)	1.64%	0.10%	1677.42%
Other agricultural loans	(69)	-	34,421	0.00%	1.40%	0.82%	171.58%
State & political subdivision loans	41	-	56,004	0.00%	0.54%	0.00%	NA
Unallocated	(771)	-	-	NA	NA	NA	NA
Total	$1,683	$(435)	$1,593,876	(0.03%)	1.08%	0.40%	267.40%

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of June 30, 2023. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 6 – Loans and Related Allowance for Credit Loan Losses - Loans” to the consolidated financial statements.

The following table is a summary of our non-performing assets as of June 30, 2023 and December 31, 2022.

(dollars in thousands)	June 30, 2023	December 31, 2022
Non-performing loans:
Non-accruing loans	$13,073	$6,938
Accrual loans - 90 days or more past due	139	7
Total non-performing loans	13,212	6,945
Foreclosed assets held for sale	426	543
Total non-performing assets	$13,638	$7,488

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2022 to June 30, 2023 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

(in thousands)	June 30, 2023				December 31, 2022
	30 - 89 Days Past Due Accruing	Non-Performing Loans				Non-Performing Loans
		90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing

Real estate:
Residential	$1,212	$-	$2,226	$2,226	$469	$-	$591	$591
Commercial	2,265	129	1,863	1,992	1,018	-	2,778	2,778
Agricultural	23	-	2,992	2,992	-	-	3,222	3,222
Construction	477	-	2,357	2,357	-	-	-	-
Consumer	397	10	1,072	1,082	147	7	-	7
Other commercial loans	220	-	2,264	2,264	1,695	-	62	62
Other agricultural loans	234	-	299	299	-	-	285	285
Total nonperforming loans	$4,828	$139	$13,073	$13,212	$3,329	$7	$6,938	$6,945

Index
(in thousands)	Change in Non-Performing Loans June 30, 2023 /December 31, 2022
	Amount	%
Real estate:
Residential	$1,635	276.6
Commercial	(786)	(28.3)
Agricultural	(230)	(7.1)
Construction	2,357	NA
Consumer	1,075	15,357.1
Other commercial loans	2,202	3,551.6
Other agricultural loans	14	4.9
Total nonperforming loans	$6,267	90.2

Nonperforming loans increased $6.3 million during 2023. As part of the acquisition, we acquired $1.8 million of non-performing residential loans, $1.1 million of non-performing consumer loans and $763,000 of non-performing other commercial loans. During the first quarter of 2023, the Bank place two large relationships totaling $3.8 million on non-accrual status, one of which was secured by real estate and the other was secured by airplanes and camera equipment. At June 30, 2023, approximately 61.2% of the Bank’s non-performing loans are associated with the following six customer relationships:

•
A commercial loan relationship with $661,000 outstanding, and additional letters of credit of $1.2 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of June 30, 2023. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2020, the Company had the underlying equipment collateral appraised and in the first quarter of 2022, the Company had the quarry appraised. The appraisals indicated a decrease in collateral values compared to the appraisal ordered for the loan origination, however, the loan was still considered well secured on a loan to value basis at June 30, 2023. In 2022 and 2023, the customer  liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of June 30, 2023.

•
An agricultural loan customer with a total loan relationship of $1.7 million, secured by real estate, equipment and cattle, was on non-accrual status as of June 30, 2023. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continues into 2023. Included within these loans to this customer are loans which are subject to Farm Service Agency guarantees in excess of $700,000. Depressed milk prices and the pandemic have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2020, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of June 30, 2023.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of June 30, 2023. The customer filed bankruptcy in the first quarter of 2023. The COVID-19 pandemic  escalated the cash flow difficulties this customer was experiencing. We expect that we will need to rely upon the collateral for repayment of interest and principal. Management reviewed the collateral and determined that no specific reserve was required as of June 30, 2023.

•
A commercial loan customer with a total loan relationship of $1.5 million, secured by airplanes and camera equipment was on non-accrual status as of June 30, 2023. The customer is in the process of selling its business, which has taken longer than expected causing cashflow difficulties. Management reviewed the collateral and determined that no specific reserve was required as of June 30, 2023.

Index
•
A construction loan customer with a total loan relationship of $2.4 million, secured by partially  developed real estate, was on non-accrual status as of June 30, 2023. The customer has experienced delays in developing the real estate for resale resulting in financing difficulties. Management reviewed the collateral and determined that a specific reserve of $257,000 was required as of June 30, 2023.

•
A commercial loan customer acquired as part of the HVBC acquisition with a total loan relationship of $15.3 million that is subject to a 95% participation agreement with the Federal Reserve Bank of Boston through their Main Street Lending Program. The net balance owned by the Bank is $763,000, is unsecured and is subject to a variable rate tied to three month SOFR. The rise in market interest rates has significantly impacted the cashflows of the customer and the customer has indicated that they do not have funds to make any payments on this loan. As the loan is unsecured a specific reserve of $763,000 was required as of June 30, 2023.

Management believes that the allowance for credit losses - loans at June 30, 2023 was adequate at that date, which was based on the following factors:

•	Six loan relationships comprise 61.2% of the non-performing loan balance, which required a specific reserve of $1,020,000 as of June 30, 2023.
•	The Company has a history of low charge-offs, which were 0.00% of average loans on an annualized basis for 2023 and 0.3% for 2022.

Bank Owned Life Insurance
The Company owns bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of June 30, 2023, and December 31, 2022, the cash surrender value of the life insurance was $50.2 million and $39.4 million, respectively. As part of the HVBC acquisition, the Bank acquired $10.4 million of bank owned life insurance.  The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $234,000 and $212,000 for the three month periods ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, $452,000 and $419,000, respectively, was recorded in non-interest income. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies and acquired as part of the HVBC acquisition are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of June 30, 2023, and December 31, 2022, included in other liabilities on the Consolidated Balance Sheet was a liability of $630,000 and $660,000, respectively, for the obligation under the split-dollar benefit agreements.

Index
Premises and Equipment

Premises and equipment increased $3.8 million to $21.4 million as of June 30, 2023 from December 31, 2022. As part of the HVBC acquisition, $2.3 million of property was acquired. Additionally, during 2023, the Bank acquired $1.6 million of real estate in Mansfield, Pennsylvania that will hold its corporate headquarters and operations.

Other assets

Other assets increased $18.0 million to $43.8 million. The primary driver of the increase was the HVBC acquisition, which increased other assets $14.8 million, which was due to leases, restricted stocks and prepaid expenses.

Deposits

The following table shows the composition of deposits as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022

	Amount	%	Amount	%
Non-interest-bearing deposits	$553,097	24.4	$396,260	21.5
NOW accounts	633,325	27.9	512,502	27.8
Savings deposits	335,497	14.8	321,917	17.5
Money market deposit accounts	413,350	18.2	335,838	18.2
Certificates of deposit	330,831	14.7	277,691	15.0
Total	$2,266,100	100.0	$1,844,208	100.0

	June 30, 2023/ December 31, 2022 Change
	Amount	%
Non-interest-bearing deposits	$156,837	39.6
NOW accounts	120,823	23.6
Savings deposits	13,580	4.2
Money market deposit accounts	77,512	23.1
Certificates of deposit	53,140	19.1
Total	$421,892	22.9

Deposits increased $421.9 million since December 31, 2022. As part of the acquisition, we acquired $533.4 million of deposits. Excluding the acquisition, deposits would have decreased $111.5 million.  The reduction in deposits resulted from customer funds transferred to higher-yielding investment alternatives; and seasonal reductions in municipal deposits as well as funds used for various projects within municipalities. Brokered deposits totaled $42.2 million and $16.0 million as of June 30, 2023 and December 31, 2022, respectively. As part of the acquisition, we acquired $36.2 million, which are subject to mature prior to December 31, 2023. At June 30, 2023, the Bank estimates that balances held by customers in excess of the FDIC insurance limit ($250,000 per insured account) totaled $986.4 million, or 43.5% of the Bank’s total deposits. Included in this balance are balances held through Intrafi, which provides customers with  additional FDIC insurance, as well as deposits collateralized by securities (almost exclusively municipal deposits). The total of these items was $577.6 million, or 25.5% of the Bank’s total deposits, as of June 30, 2023.

Borrowed Funds

Borrowed funds were $318.2 million and $257.3 million as of June 30, 2023 and December 31, 2022, respectively. As part of the acquisition, the Company acquired $58.6 of borrowings, which accounts for the majority of the increase. The acquired borrowings include $49.8 million of FHLB advances and $8.9 million of subordinated debt.

Index
In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at June 30, 2023 was $6,562,000 and is included within fair value of derivative instruments on the consolidated balance sheets.

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

Total stockholders’ equity was $263.2 million at June 30, 2023 compared to $200.1 million at December 31, 2022, an increase of $63,081,000, or 31.5%.  As part of the acquisition, the Company issued 693,858 shares that had a fair value at the time of issuance of $60.1 million. Excluding accumulated other comprehensive loss, stockholders’ equity increased $60.9 million, or 26.1%. The accumulated comprehensive loss decreased $2.2 million, which was primarily the result of the increase in fair value of the Company’s available for sale investment portfolio caused by the decrease in longer term market interest rates. For the six months of 2023, the Company had net income of $2.7 million and declared cash dividends of $3.9 million, or $0.961 per share, representing a cash dividend payout ratio of 142.9%, due to the impact the one-time costs of the acquisition had on net income. As a result of implementing CECL, retained earnings increased $1,766,000.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of decreases in longer term market interest rates, the defined benefit plan obligations and the interest rate swaps entered into during 2020, accumulated other comprehensive loss increased approximately $2.2 million from December 31, 2022.

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

Index
Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and terminated on December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR was set at 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7.5%. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At June 30, 2023, the Bank leverage ratio under the CBLR framework was 9.70%, which meets the 9.0% requirement to be considered “well-capitalized”  under the CBLR. The Bank leverage ratio as of December 31, 2022 was 8.77%, which did not meet the ratio to be considered “well-capitalized”  under the CBLR as of December 31, 2022. As such, the following table provides the Bank’s computed risk‑based capital ratios as of December 31, 2022, which reflects the Bank being well capitalized at that date (dollars in thousands):

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

Index
Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Commitments to extend credit	$596,120	$437,449
Standby letters of credit	17,760	15,972
	$613,880	$453,421

Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$1,390	$165

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one-time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2023 and December 31, 2022 was $13,595,000 and $12,232,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2023 were $1,926,000 compared to $898,000 during the same time period in 2022.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $881.3 million, of which $345.6 million was outstanding, at June 30, 2023. The Bank also has two federal funds line with third party providers for $34.0 million as of June 30, 2023, which is unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $1.0 million, which also is not drawn upon as of June 30, 2023. The Bank also has available through the Bank Term Funding program initiated by the Federal Reserve during the second quarter of 2023, a line of $54.5 million, which is undrawn upon as of June 30, 2023. The Company has a $20.0 million line of credit with a Pennsylvania community bank, of which $7.5 million is utilized as of June 30, 2023. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Index
Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2023, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $9.2 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At June 30, 2023, the Company has equity securities that represent only 0.06% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2023 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-400 Shock	$94,994	$4,895	5.43
-300 Shock	93,624	3,525	3.91
-200 Shock	92,193	2,094	2.32
-100 Shock	91,568	1,469	1.63
Base	90,099	-	-
+100 Shock	87,716	(2,383)	(2.64)
+200 Shock	85,028	(5,071)	(5.63)
+300 Shock	82,707	(7,392)	(8.20)
+400 Shock	80,374	(9,725)	(10.79)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Index
Item 1A – Risk Factors

In addition to the risk factor discussed below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. At June 30, 2023, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Index
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/23 to 4/30/23	-	$0.00	-	116,389
5/1/23 to 5/31/23	-	$0.00	-	116,389
6/1/23 to 6/30/23	-	$0.00	-	116,389
Total	-	$0.00	-	116,389

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Index
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

Citizens Financial Services, Inc.
(Registrant)

August 9, 2023		/s/ Randall E. Black
	By:	Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2023		/s/ Stephen J. Guillaume
	By:	Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)