Form 10-Q
period 2023-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2023-11-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of November 1, 2023, was 4,706,111.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	September 30, 2023	December 31, 2022
ASSETS:
Cash and due from banks:
Noninterest-bearing	$25,267	$24,814
Interest-bearing	18,069	1,397
Total cash and cash equivalents	43,336	26,211
Interest bearing time deposits with other banks	4,566	6,055
Equity securities	1,858	2,208
Available-for-sale securities	417,807	439,506
Loans held for sale	14,155	725

Loans (net of allowance for credit losses - loans: 2023 $21,455 and 2022, $18,552)	2,224,941	1,706,447

Premises and equipment	21,421	17,619
Accrued interest receivable	10,327	7,332
Goodwill	84,758	31,376
Bank owned life insurance	49,586	39,355
Other intangibles	3,866	1,272
Fair value of derivative instruments	18,144	16,599
Deferred tax asset	21,384	12,886
Other assets	43,067	25,802
TOTAL ASSETS	$2,959,216	$2,333,393

LIABILITIES:
Deposits:
Noninterest-bearing	$542,144	$396,260
Interest-bearing	1,792,991	1,447,948
Total deposits	2,335,135	1,844,208
Borrowed funds	316,151	257,278
Accrued interest payable	2,726	1,232
Fair value of derivative instruments - liability	10,694	9,726
Other liabilities	31,824	20,802
TOTAL LIABILITIES	2,696,530	2,133,246
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at September 30, 2023 and December 31, 2022; none issued in 2023 or 2022	-	-
Common Stock
$1.00 par value; authorized 25,000,000 shares at September 30, 2023 and December 31, 2022; issued 5,160,754 at September 30, 2023 and 4,427,687 at December 31, 2022	5,161	4,428
Additional paid-in capital	143,302	80,911
Retained earnings	167,740	164,922
Accumulated other comprehensive loss	(36,643)	(33,141)
Treasury stock, at cost: 454,643 shares at September 30, 2023 and 456,478 shares at December 31, 2022	(16,874)	(16,973)
TOTAL STOCKHOLDERS’ EQUITY	262,686	200,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,959,216	$2,333,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$33,772	$19,396	$80,438	$52,436
Interest-bearing deposits with banks	264	61	462	333
Investment securities:
Taxable	1,734	1,514	4,973	4,050
Nontaxable	540	630	1,729	1,830
Dividends	379	182	1,004	356
TOTAL INTEREST INCOME	36,689	21,783	88,606	59,005
INTEREST EXPENSE:
Deposits	10,100	1,838	19,519	4,469
Borrowed funds	4,185	1,099	10,682	1,699
TOTAL INTEREST EXPENSE	14,285	2,937	30,201	6,168
NET INTEREST INCOME	22,404	18,846	58,405	52,837
Provision for credit losses	475	725	737	1,425
Provision for credit losses - acquisition day 1 non-PCD	-	-	4,591	-
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	21,929	18,121	53,077	51,412
NON-INTEREST INCOME:
Service charges	1,692	1,509	4,196	4,081
Trust	172	187	583	620
Brokerage and insurance	473	446	1,429	1,428
Gains on loans sold	460	95	674	241
Equity security gains (losses), net	69	(19)	(223)	(198)
Available for sale security gains (losses), net	-	(6)	(51)	(6)
Earnings on bank owned life insurance	489	216	941	635
Other	307	264	567	626
TOTAL NON-INTEREST INCOME	3,662	2,692	8,116	7,427
NON-INTEREST EXPENSES:
Salaries and employee benefits	10,005	6,933	25,598	20,964
Occupancy	1,221	779	2,870	2,327
Furniture and equipment	255	122	568	416
Professional fees	506	588	1,274	1,321
FDIC insurance	375	160	1,000	440
Pennsylvania shares tax	297	339	893	1,017
Amortization of intangibles	157	40	219	120
Merger and acquisition	623	-	9,269	-
Software expenses	551	370	1,274	1,069
ORE expenses (income)	111	122	126	(125)
Other	2,343	2,161	5,811	5,496
TOTAL NON-INTEREST EXPENSES	16,444	11,614	48,902	33,045
Income before provision for income taxes	9,147	9,199	12,291	25,794
Provision for income taxes	1,599	1,655	2,020	4,609
NET INCOME	$7,548	$7,544	$10,271	$21,185

PER COMMON SHARE DATA:
Net Income - Basic	$1.61	$1.88	$2.40	$5.28
Net Income - Diluted	$1.61	$1.88	$2.40	$5.28
Cash Dividends Paid	$0.490	$0.475	$1.451	$1.407

Number of shares used in computation - basic	4,699,952	4,006,794	4,275,259	4,009,855
Number of shares used in computation - diluted	4,699,952	4,007,028	4,275,259	4,009,857

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended, September 30,
(in thousands)	2023	2022	2023	2022
Net income	$7,548	$7,544	$10,271	$21,185
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	(7,627)	(13,578)	(4,645)	(50,581)
Income tax effect	1,602	2,851	976	10,622
Change in unrecognized pension cost	7	24	21	72
Income tax effect	(1)	(5)	(4)	(15)
Change in unrealized loss on interest rate swaps	450	1,781	140	5,314
Income tax effect	(94)	(374)	(29)	(1,117)
Less: Reclassification adjustment for investment security gains included in net income	-	6	51	6
Income tax effect	-	(1)	(12)	(1)
Other comprehensive income (loss), net of tax	(5,663)	(9,296)	(3,502)	(35,700)
Comprehensive income (loss)	$1,885	$(1,752)	$6,769	$(14,515)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance, June 30, 2023	5,160,754	5,161	143,351	162,499	(30,980)	(16,803)	263,228

Comprehensive income:
Net income				7,548			7,548
Net other comprehensive income (loss)					(5,663)		(5,663)
Purchase of treasury stock (2,772 shares)						(264)	(264)
Restricted stock, executive and Board of Director awards (2,167 shares)			(86)			168	82
Restricted stock vesting			34			-	34
Sale of treasury stock to employees (410 shares)			-			28	28
Forfeited restricted stock (52 shares)			3			(3)	-
Cash dividends, $0.490 per share				(2,307)			(2,307)
Balance, September 30, 2023	5,160,754	$5,161	$143,302	$167,740	$(36,643)	$(16,874)	$262,686

Balance, December 31, 2022	4,427,687	$4,428	$80,911	$164,922	$(33,141)	$(16,973)	$200,147

Comprehensive income:
Net income				10,271			10,271
Net other comprehensive income (loss)					(3,502)		(3,502)
Stock dividend	39,209	39	2,982	(3,021)			-
Issuance of Common stock	693,858	694	59,443				60,137
Purchase of treasury stock (2,772 shares)						(264)	(264)
Restricted stock, executive and Board of Director awards (2,242 shares)			(231)			348	117
Restricted stock vesting			184				184
Sale of treasury stock to employees (410 shares)			-			28	28
Forfeited restricted stock (213 shares)			13			(13)	-
Change in Accounting policy for allowance for credit losses				1,766	-		1,766
Cash dividends, $1.451 per share				(6,198)			(6,198)
Balance, September 30, 2023	5,160,754	$5,161	$143,302	$167,740	$(36,643)	$(16,874)	$262,686

Balance, June 30, 2022	4,427,687	4,428	80,892	153,315	(26,559)	(17,044)	195,032

Comprehensive income:
Net income				7,544			7,544
Net other comprehensive income (loss)					(9,296)		(9,296)
Purchase of treasury stock (18,584 shares)						-	-
Restricted stock, executive and Board of Director awards (769 shares)			(52)			52	-
Restricted stock vesting			16				16
Sale of treasury stock to employees (540 shares)			5			35	40
Forfeited restricted stock (120 shares)			8			(8)	-
Cash dividends, $0.475 per share				(1,906)			(1,906)
Balance, September 30, 2022	4,427,687	$4,428	$80,869	$158,953	$(35,855)	$(16,965)	$191,430

Balance, December 31, 2021	4,388,901	$4,389	$78,395	$146,010	$(155)	$(16,147)	$212,492

Comprehensive income:
Net income				21,185			21,185
Net other comprehensive income (loss)					(35,700)		(35,700)
Stock dividend	38,786	39	2,521	(2,560)			-
Purchase of treasury stock (18,697 shares)						(1,279)	(1,279)
Restricted stock, executive and Board of Director awards (5,392 shares)			(221)			365	144
Restricted stock vesting			158				158
Sale of treasury stock to employees (1,600 shares)			6			106	112
Forfeited restricted stock (159 shares)			10			(10)	-
Cash dividends, $1.407 per share				(5,682)			(5,682)
Balance, September 30, 2022	4,427,687	$4,428	$80,869	$158,953	$(35,855)	$(16,965)	$191,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,271	$21,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,328	1,425
Depreciation and amortization	1,022	773
Amortization and accretion of loans and other assets	(2,392)	(1,386)
Amortization and accretion of investment securities	1,197	1,467
Deferred income taxes	355	86
Investment securities losses, net	274	204
Earnings on bank owned life insurance	(941)	(635)
Vesting of restricted stock	184	158
Originations of loans held for sale	(53,510)	(9,447)
Proceeds from sales of loans held for sale	51,428	12,864
Realized gains on loans sold	(674)	(241)
Increase in accrued interest receivable	(769)	(1,309)
Gain on sale of foreclosed assets held for sale	(98)	(481)
Increase in accrued interest payable	609	211
Other, net	(1,955)	(536)
Net cash provided by operating activities	10,329	24,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	86,504	4,492
Proceeds from maturity and principal repayments	18,847	28,553
Purchase of securities	(10,246)	(117,913)
Purchase of equity securities	-	(218)
Proceeds from sale of equity securities	127	33
Purchase of interest bearing time deposits with other banks	-	(3,720)
Proceeds from sale of interest bearing time deposits with other banks	-	2,733
Proceeds from life insurance	1,097	-
Proceeds from matured interest bearing time deposits with other banks	1,489	5,954
Proceeds from redemption of regulatory stock	19,936	3,811
Purchase of regulatory stock	(22,105)	(12,081)
Net increase in loans	(42,162)	(295,059)
Purchase of premises and equipment	(2,308)	(1,150)
Investments in low income housing partnerships	(616)	(949)
Proceeds from sale of foreclosed assets held for sale	314	845
Acquisition, net of cash paid	4,905	-
Net cash provided by (used in) investing activities	55,782	(384,669)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(42,438)	32,559
Proceeds from long-term borrowings	20,000	-
Repayments of long-term borrowings	-	(4,725)
Net (decrease) increase in short-term borrowed funds	(20,115)	189,661
Purchase of treasury stock	(264)	(1,279)
Sale of treasury stock to employees	28	112
Dividends paid	(6,197)	(5,682)
Net cash (used in) provided by financing activities	(48,986)	210,646
Net increase (decrease) in cash and cash equivalents	17,125	(149,685)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,211	172,833
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,336	$23,148

Supplemental Disclosures of Cash Flow Information:
Interest paid	$28,707	$5,957
Income taxes paid	$4,600	$4,600
Loans transferred to foreclosed property	$147	$61
Right of use asset and liability	$5	$1,518
Stock Dividend	$3,021	$2,560
CECL adjustment	$3,300	$-

Acquisition of	HV Bancorp, Inc.
Non-cash assets acquired
Available-for-sale securities	$79,248
Interest bearing time deposits with other banks	-
Loans held for sale	10,750
Loans	475,338
Premises and equipment	2,310
Accrued interest receivable	2,226
Bank owned life insurance	10,387
Intangibles	2,972
Deferred tax asset	8,392
Other assets	18,213
Goodwill	53,382
663,218
Liabilities assumed
Noninterest-bearing deposits	197,549
Interest-bearing deposits	335,815
Accrued interest payable	885
Borrowed funds	58,647
Other liabilities	11,674
604,570
Net non-cash assets acquired	58,648
Cash and cash equivalents acquired	$18,017

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at September 30, 2023 and for the periods ended September 30, 2023 and 2022 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the nine month period ended September 30, 2023 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Discount Rate

The effective interest rate of the underlying loans and leases of the Company serves as the discount rate applied to the expected periodic cash flows. Management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

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

Accrued Interest Receivable on Loans and Leases

Accrued interest receivable on loans held for investment totaled $7.8 million at September 30, 2023 and is included within Accrued interest receivable. This amount is excluded from the estimate of expected credit losses.

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

Index
Note 2 – Acquisition of HV Bancorp, Inc.

In the fourth quarter of 2022, the Company announced the signing of a definitive merger agreement to acquire 100% of the outstanding equity interest of HV Bancorp, Inc. (“HVBC”) for $30.50 per share in cash and stock. HVBC was a Pennsylvania corporation that conducted its business primarily through its wholly owned subsidiary Huntingdon Valley Bank (“HVB”), which operated from a main office in Doylestown, Pennsylvania, and had five service branches, four mortgage production office and one business banking office.

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

The following table summarizes the purchase of HVBC as of June 16, 2023:

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
•
Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis for nonpurchased credit-deteriorated (“non-PCD”) loans, accruing purchased credit-deteriorated loans and on an individual basis for nonaccruing purchased credit-deteriorated (“PCD”) loans. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. The discounted cash flow methodology involved assumptions and judgements as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments.

•	Premises and equipment - The estimated fair value of land and buildings were determined by independent market-based appraisals.
•
Core deposit intangible - The core deposit intangible was valued utilizing a discounting cash flow method approach, which recognizes the cost savings represented by the expense of maintaining the core deposit base (net of deposit fee income) versus the cost of an alternative funding source. The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.

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

Amounts recognized separately from the acquisition include primarily legal fees, investment banking fees, system conversion costs, severance costs and contract termination costs. These costs were included in merger and acquisition expenses within non-interest expenses on the Consolidated Statement of Income and amounted to approximately $9,269,000 for the nine months ended September 30, 2023.

Index
Results of operations for HVBC prior to the acquisition date are not included in the Consolidated Statement of Income for the quarter ended September 30, 2023.

The following table presents financial information regarding the former HVBC operations included in our Consolidated Statement of Income from the date of acquisition through September 30, 2023 under the column “Actual from Acquisition Date through September 30, 2023”.  In addition, the following table presents unaudited pro forma information as if the acquisition of HVBC had occurred on January 1, 2022 under the “Pro Forma” columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.

	Actual from Acquisition Date Through September 30, 2023	Unaudited Pro Forma for
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In Thousands, Except Per Share Data)		2023	2022	2023	2022
Net interest income	$8,046	$21,775	$25,369	$68,025	$70,329
Non-interest income	600	3,797	4,372	10,502	14,638
Net income	3,140	7,061	9,070	8,008	22,652
Pro forma earnings per share:
Basic		$1.31	$1.93	1.61	$4.82
Diluted		$1.31	$1.93	$1.61	$4.82
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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and nine months ended September 30, 2023 and 2022 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue stream	2023	2022	2023	2022
Service charges on deposit accounts
Overdraft fees	$408	374	$1,138	$993
Statement fees	47	51	153	158
Interchange revenue	1,008	953	2,469	2,495
ATM income	35	39	107	194
Other service charges	194	92	329	241
Total Service Charges	1,692	1,509	4,196	4,081
Trust	172	187	583	620
Brokerage and insurance	473	446	1,429	1,428
Other	260	125	494	387
Total	$2,597	$2,267	$6,702	$6,516

Index
Note 4 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income applicable to common stock	$7,548,000	$7,544,000	$10,271,000	$21,185,000

Basic earnings per share computation
Weighted average common shares outstanding	4,699,952	4,006,794	4,275,259	4,009,855
Earnings per share - basic	$1.61	$1.88	$2.40	$5.28

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	4,699,952	4,006,794	4,275,259	4,009,855
Add: Dilutive effects of restricted stock	-	234	-	2
Weighted average common shares outstanding for dilutive earnings per share	4,699,952	4,007,028	4,275,259	4,009,857
Earnings per share - diluted	$1.61	$1.88	$2.40	$5.28

For the three months ended September 30, 2023 and 2022, there were 5,535 and 356 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $44.93-$83.38 for the three month period ended September 30, 2023 and per share prices ranging from $57.36-$74.27 for the three month period ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, 5,535 and 5,811 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $44.93-$83.38 for the nine month period ended September 30, 2023 and prices ranging from $44.93-$74.27 for the nine month period ended September 30, 2022.

Note 5 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2023 and December 31, 2022 were as follows (in thousands):

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$71,567	$-	$(7,920)	$63,647
U.S. treasury securities	160,426	-	(12,995)	147,431
Obligations of state and political subdivisions	108,569	5	(12,552)	96,022
Corporate obligations	13,381	229	(1,490)	12,120
Mortgage-backed securities in government sponsored entities	115,945	9	(17,367)	98,587
Total available-for-sale securities	$469,888	$243	$(52,324)	$417,807

December 31, 2022
Available-for-sale securities:
U.S. agency securities	$78,556	$-	$(7,879)	$70,677
U.S. treasury securities	162,236	-	(13,666)	148,570
Obligations of state and political subdivisions	120,562	35	(10,297)	110,300
Corporate obligations	10,335	-	(952)	9,383
Mortgage-backed securities in government sponsored entities	115,304	15	(14,743)	100,576
Total available-for-sale securities	$486,993	$50	$(47,537)	$439,506

Index
The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022 (in thousands). As of September 30, 2023, the Company owned 338 securities whose fair value was less than their cost basis.

September 30, 2023	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$-	$-	$61,646	$(7,920)	$61,646	$(7,920)
U.S. treasury securities	-	-	147,431	(12,995)	147,431	(12,995)
Obligations of state and political subdivisions	4,731	(130)	89,094	(12,422)	93,825	(12,552)
Corporate obligations	1,458	(289)	8,102	(1,201)	9,560	(1,490)
Mortgage-backed securities in government sponsored entities	9,207	(293)	86,820	(17,074)	96,027	(17,367)
Total securities	$15,396	$(712)	$393,093	$(51,612)	$408,489	$(52,324)

December 31, 2022
U.S. agency securities	$39,729	$(1,892)	$30,948	$(5,987)	$70,677	$(7,879)
U.S. treasury securities	32,673	(1,337)	115,897	(12,329)	148,570	(13,666)
Obligations of states and political subdivisions	66,725	(4,887)	35,782	(5,410)	102,507	(10,297)
Corporate obligations	2,165	(165)	6,218	(787)	8,383	(952)
Mortgage-backed securities in government sponsored entities	40,270	(3,367)	57,319	(11,376)	97,589	(14,743)
Total securities	$181,562	$(11,648)	$246,164	$(35,889)	$427,726	$(47,537)

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

Accrued interest receivable on available-for-sale debt securities totaled $2,145,000 at September 30, 2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Index
Credit Losses on Investment Securities – Prior to adopting ASU 2016-13

The Company adopted ASU No. 2016-13 effective January 1, 2023. Financial statement amounts related to Investment Securities recorded as of December 31, 2022 and for the periods ending December 31, 2022 are presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2023 and 2022 were $86,504,000 and $4,492,000, respectively. Proceeds from sales of securities available-for-sale for the three months ended September 30, 2022 were $4,492,000. There were no sales of available for sale securities during the three months ended September 30, 2023.

The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Gross gains on available for sale securities	$-	$-	$38	$-
Gross losses on available for sale securities	-	(6)	(89)	(6)
Net gains	$-	$(6)	$(51)	$(6)

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three and nine month periods ended September 30, 2023 and 2022, and the portion of unrealized gains for the period that relates to equity investments held at September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity securities	2023	2022	2023	2022
Net gains (losses) recognized in equity securities during the period	$69	$(19)	$(223)	$(198)
Less: Net gains realized on the sale of equity securities during the period	9	4	14	4
Net unrealized gains (losses)	$60	$(23)	$(237)	$(202)

Index
Investment securities with an approximate carrying value of $353.2 million and $311.8 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at September 30, 2023, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$44,257	$43,316
Due after one year through five years	170,521	155,161
Due after five years through ten years	98,835	86,730
Due after ten years	156,275	132,600
Total	$469,888	$417,807
Note 6 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York and Wilmington and Dover, Delaware. The recently completed HVBC acquisition has expanded our lending market further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey. Although the Company had a diversified loan portfolio at September 30, 2023 and December 31, 2022, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Real estate loans:
Residential	$356,381	$210,213
Commercial	1,081,123	876,569
Agricultural	314,164	313,614
Construction	175,320	80,691
Consumer	115,753	86,650
Other commercial loans	120,347	63,222
Other agricultural loans	26,648	34,832
State and political subdivision loans	56,660	59,208
Total	2,246,396	1,724,999
Allowance for credit losses - loans	21,455	18,552
Net loans	$2,224,941	$1,706,447

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

Index
Under CECL, loans evaluated for impairment consist of non-accrual commercial loans and recently modified loans that were experiencing financial difficulty at the time of the modification. Under the incurred loss model in effect prior to the adoption of CECL, loans evaluated individually for impairment were referred to as impaired loans.

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

The following table presents the components of the allowance for credit losses as of September 30, 2023 (in thousands):

September 30, 2023
Allowance for Credit Losses - Loans	$21,455
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	1,265
Total allowance for credit losses	$22,720

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2023 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off- Balance Sheet credit Exposure	Total
Balance at June 30, 2023	$21,652	$1,391	$23,043
Loans charge-off	(808)	-	(808)
Recoveries of loans previously charged-off	10	-	10
Net loans charged-off	(798)	-	(798)
Provision for credit losses	601	(126)	475
Balance at September 30, 2023	$21,455	$1,265	$22,720

	Allowance for Credit Losses -Loans	Allowance for Credit Losses - Off- Balance Sheet credit Exposure	Total
Balance at December 31, 2022	$18,552	$165	$18,717
Impact of adopting CECL	(3,300)	1,064	(2,236)
Allowance for credit loss on PCD acquired loans	1,689	-	1,689
Loans charge-off	(819)	-	(819)
Recoveries of loans previously charged-off	41	-	41
Net loans charged-off	(778)	-	(778)
Provision for credit losses - acquisition day 1 non-PCD	4,591	-	4,591
Provision for credit losses	701	36	737
Balance at September 30, 2023	$21,455	$1,265	$22,720

Index
The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for the three and nine months ended September 30, 2023 (in thousands).

	For the three months ended September 30, 2023
	Balance at June 30, 2023	Charge-offs	Recoveries	Provision	Balance at September 30, 2023
Real estate loans:
Residential	$2,675	$-	$-	$(110)	$2,565
Commercial	9,274	-	2	(91)	9,185
Agricultural	3,579	-	-	(104)	3,475
Construction	1,667	-	-	166	1,833
Consumer	1,259	(45)	3	503	1,720
Other commercial loans	2,477	(763)	5	353	2,072
Other agricultural loans	268	-	-	(39)	229
State and political subdivision loans	52	-	-	(4)	48
Unallocated	401	-	-	(73)	328
Total	$21,652	$(808)	$10	$601	$21,455

	For the nine months ended September 30, 2023
	Balance at December 31, 2022	Impact of adopting CECL	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision	Balance at September 30, 2023
Real estate loans:
Residential	$1,056	$79	$108	$(1)	$-	$1,323	$2,565
Commercial	10,120	(3,070)	39	-	2	2,094	9,185
Agricultural	4,589	(1,145)	37	-	-	(6)	3,475
Construction	801	(103)		-	-	1,135	1,833
Consumer	135	1,040	677	(55)	30	(107)	1,720
Other commercial loans	1,040	(328)	828	(763)	9	1,286	2,072
Other agricultural loans	489	(219)	-	-	-	(41)	229
State and political subdivision loans	322	(280)	-	-	-	6	48
Unallocated	-	726	-	-	-	(398)	328
Total	$18,552	$(3,300)	$1,689	$(819)	$41	$5,292	$21,455

The following table presents the allowance for credit losses – loans and amortized cost basis of loans under CECL methodology as of September 30, 2023 (in thousands):

	Allowance for Credit Losses - Loans			Loans
September 30, 2023	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$2,484	$81	$2,565	$355,129	$1,252	$356,381
Commercial	9,030	155	9,185	1,078,360	2,763	1,081,123
Agricultural	3,456	19	3,475	310,507	3,657	314,164
Construction	1,547	286	1,833	172,963	2,357	175,320
Consumer	1,316	404	1,720	114,613	1,140	115,753
Other commercial loans	1,697	375	2,072	118,419	1,928	120,347
Other agricultural loans	229	-	229	26,349	299	26,648
State and political subdivision loans	48	-	48	56,660	-	56,660
Unallocated	328	-	328	-	-	-
Total	$20,135	$1,320	$21,455	$2,233,000	$13,396	$2,246,396

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

December 31, 2022
Allowance for loan Losses	$18,552
Reserve for unfunded commitments	165
Total allowance for credit losses	$18,717

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2022 (in thousands):

	Allowance for Credit Losses - Loans	Reserve for unfunded commitments	Total
Balance at June 30, 2022	$17,570	$165	$17,735
Loans charge-off	(13)	-	(13)
Recoveries of loans previously charged-off	9	-	9
Net loans charged-off	(4)	-	(4)
Provision for credit losses	725	-	725
Balance at September 30, 2022	$18,291	$165	$18,456

Balance at December 31, 2021	$17,304	$165	$17,469
Loans charge-off	(464)	-	(464)
Recoveries of loans previously charged-off	26	-	26
Net loans charged-off	(438)	-	(438)
Provision for credit losses	1,425	-	1,425
Balance at September 30, 2022	$18,291	$165	$18,456

The following table presents the activity in the allowance for loan losses, by portfolio segment, for the three and nine months ended September 30, 2022 (in thousands).

	For the three months ended September 30, 2022
	Balance at June 30, 2022	Charge-offs	Recoveries	Provision	Balance at September 30, 2022
Real estate loans:
Residential	$1,015	$-	$-	$(10)	$1,005
Commercial	9,216	-	-	721	9,937
Agricultural	4,484	-	-	54	4,538
Construction	563	-	-	115	678
Consumer	464	(13)	5	(224)	232
Other commercial loans	1,173	-	4	(784)	393
Other agricultural loans	446	-	-	913	1,359
State and political subdivision loans	323	-	-	2	325
Unallocated	(114)	-	-	(62)	(176)
Total	$17,570	$(13)	$9	$725	$18,291

Index
	For the nine months ended September 30, 2022
	Balance at December 31, 2021	Charge-offs	Recoveries	Provision	Balance at September 30, 2022
Real estate loans:
Residential	$1,147	$-	$-	$(142)	$1,005
Commercial	8,099	-	-	1,838	9,937
Agricultural	4,729	-	-	(191)	4,538
Construction	434	-	-	244	678
Consumer	262	(30)	15	(15)	232
Other commercial loans	1,023	(434)	11	(207)	393
Other agricultural loans	558	-	-	801	1,359
State and political subdivision loans	281	-	-	44	325
Unallocated	771	-	-	(947)	(176)
Total	$17,304	$(464)	$26	$1,425	$18,291

The following table presents loans and their related allowance for loan losses, by portfolio segment, as of December 31, 2022 (in thousands):

	Allowance for loan losses			Loans
	Collectively evaluated for impairment	Individually evaluated for impairment	Total allowance for loan losses	Collectively evaluated for impairment	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total Loans
Real estate loans:
Residential	$4	$1,052	$1,056	$209,869	$335	$9	$210,213
Commercial	57	10,063	10,120	869,038	5,675	1,856	876,569
Agricultural	24	4,565	4,589	306,793	5,380	1,441	313,614
Construction	-	801	801	80,691	-	-	80,691
Consumer	4	131	135	86,646	4	-	86,650
Other commercial loans	13	1,027	1,040	63,120	102	-	63,222
Other agricultural loans	-	489	489	34,359	473	-	34,832
State and political subdivision loans	-	322	322	59,208	-	-	59,208
Total	$102	$18,450	$18,552	$1,709,724	$11,969	$3,306	$1,724,999

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

Index
The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of September 30, 2023 and December 31, 2022, respectively. The balances are presented by class of loan receivable (in thousands):

	September 30, 2023				December 31, 2022
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non-performing loans	Nonaccrual	90 days or greater past due and accruing	Total non-performing loans
Real estate loans:
Mortgages	$318	$2,517	$-	$2,835	$562	$-	$562
Home Equity	-	121	-	121	29	-	29
Commercial	260	1,337	-	1,597	2,778	-	2,778
Agricultural	182	2,803	-	2,985	3,222	-	3,222
Construction	2,357	-	-	2,357	-	-	-
Consumer	1,007	10	8	1,025	-	7	7
Other commercial loans	526	1,402	-	1,928	62	-	62
Other agricultural loans	-	299	-	299	285	-	285
	$4,650	$8,489	$8	$13,147	$6,938	$7	$6,945

As of September 30, 2023, there were $8.5 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charge down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of  September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023	Real Estate	Other	None	Total
Real estate loans:
Mortgages	$2,835	$-	$-	$2,835
Home Equity	121	-	-	121
Commercial	1,597	-	-	1,597
Agricultural	2,985	-	-	2,985
Construction	2,357	-	-	2,357
Consumer	-	-	1,017	1,017
Other commercial loans	-	1,928	-	1,928
Other agricultural loans	-	299	-	299
	$9,895	$2,227	$1,017	$13,139

December 31, 2022
Real estate loans:
Mortgages	$562	$-	$-	$562
Home Equity	29	-	-	29
Commercial	2,778	-	-	2,778
Agricultural	3,222	-	-	3,222
Construction	-	-	-	-
Consumer	-	-	-	-
Other commercial loans	-	62	-	62
Other agricultural loans	-	285	-	285
	$6,591	$347	$-	$6,938

Credit Quality Information

For commercial real estate, agricultural real estate, construction, other commercial, other agricultural, and state and political subdivision loans, management uses a internal risk rating system to monitor and assess credit quality. During the third quarter of 2023, this rating system was expanded from a nine grade rating system to a ten grade rating system. The first six categories under the revised system are considered not criticized and are aggregated as “Pass” rated. Under the prior system, the first five categories were considered not criticized and aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

Index
•
Pass (Grades 1-6) – These loans are to customers with credit quality ranging from an acceptable to very high quality and are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•
Special Mention (Grade 7) – This loan grade is in accordance with regulatory guidance and includes loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•
Substandard (Grade 8) – This loan grade is in accordance with regulatory guidance and includes loans that have a well-defined weakness based on objective evidence and be characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•
Doubtful (Grade 9) – This loan grade is in accordance with regulatory guidance and includes loans that have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss (Grade 10) – This loan grade is in accordance with regulatory guidance and includes loans that are considered uncollectible, or of such value that continuance as an asset is not warranted.

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

Index
The following tables represent credit exposures by internally assigned grades, by origination year, as of September 30, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$65,893	$333,600	$215,198	$123,779	$82,640	$195,576	$29,476	$1,166	$1,047,328
Special Mention	-	8,824	3,412	1,563	7,659	9,391	123	-	30,972
Substandard	-	233	6	-	161	1,686	729	8	2,823
Doubtful	-	-	-	-	-	-	-	-	-
Total	$65,893	$342,657	$218,616	$125,342	$90,460	$206,653	$30,328	$1,174	$1,081,123
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$16,361	$54,306	$29,828	$32,559	$26,760	$123,598	$12,926	$1,689	$298,027
Special Mention	149	1,915	1,211	-	-	6,702	94	-	10,071
Substandard	-	-	-	-	103	5,645	75	243	6,066
Doubtful	-	-	-	-	-	-	-	-	-
Total	$16,510	$56,221	$31,039	$32,559	$26,863	$135,945	$13,095	$1,932	$314,164
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$37,135	$92,252	$35,486	$-	$-	$385	$-	$-	$165,258
Special Mention	2,130	1,165	4,410	-	-	-	-	-	7,705
Substandard	-	-	2,357	-	-	-	-	-	2,357
Doubtful	-	-	-	-	-	-	-	-	-
Total	$39,265	$93,417	$42,253	$-	$-	$385	$-	$-	$175,320
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans					-
Risk Rating
Pass	$5,227	$12,057	$9,234	$5,487	$5,291	$4,213	$71,633	$99	$113,241
Special Mention	-	81	1,555	216	286	22	1,214	1,708	5,082
Substandard	-	100	-	-	186	1,202	294	-	1,782
Doubtful	-	-	-	-	-	-	218	24	242
Total	$5,227	$12,238	$10,789	$5,703	$5,763	$5,437	$73,359	$1,831	$120,347
Current period gross charge-offs	$-	$-	$-	$763	$-	$-	$-	$-	$763

Other agricultural loans					-
Risk Rating
Pass	$3,464	$1,645	$7,005	$1,154	$666	$521	$10,554	$-	$25,009
Special Mention	-	491	223	45	8	42	500	-	1,309
Substandard	-	-	-	-	6	265	25	34	330
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,464	$2,136	$7,228	$1,199	$680	$828	$11,079	$34	$26,648
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans					-
Risk Rating
Pass	$1,426	$14,207	$10,984	$4,363	$2	$25,678	$-	$-	$56,660
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,426	$14,207	$10,984	$4,363	$2	$25,678	$-	$-	$56,660
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total					-
Risk Rating
Pass	$129,506	$508,067	$307,735	$167,342	$115,359	$349,971	$124,589	$2,954	$1,705,523
Special Mention	2,279	12,476	10,811	1,824	7,953	16,157	1,931	1,708	55,139
Substandard	-	333	2,363	-	456	8,798	1,123	285	13,358
Doubtful	-	-	-	-	-	-	218	24	242
Total	$131,785	$520,876	$320,909	$169,166	$123,768	$374,926	$127,861	$4,971	$1,774,262
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

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity, by origination year, as of September 30, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$15,478	$89,640	$48,451	$30,300	$19,086	$101,162	$-	$-	$304,117
Nonperforming	-	406	771	399	-	1,259	-	-	2,835
Total	$15,478	$90,046	$49,222	$30,699	$19,086	$102,421	$-	$-	$306,952
Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

Home equity					-
Payment Performance
Performing	$3,188	$3,105	$1,980	$2,142	$2,593	$8,412	$27,613	$275	$49,308
Nonperforming	-	-	-	-	-	53	68	-	121
Total	$3,188	$3,105	$1,980	$2,142	$2,593	$8,465	$27,681	$275	$49,429
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Payment Performance
Performing	$1,742	$1,115	$598	$509	$570	$3,024	$107,168	$2	$114,728
Nonperforming	-	18	-	-	-	1,007	-	-	1,025
Total	$1,742	$1,133	$598	$509	$570	$4,031	$107,168	$2	$115,753
Current period gross charge-offs	$-	$-	$-	$-	$1	$38	$16	$-	$55

Total					-
Payment Performance
Performing	$20,408	$93,860	$51,029	$32,951	$22,249	$112,593	$134,781	$277	$468,148
Nonperforming	-	424	771	399	-	2,324	68	-	3,986
Total	$20,408	$94,284	$51,800	$33,350	$22,249	$114,917	$134,849	$277	$472,134

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

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$836	$282	$2,335	$3,453	$303,499	$306,952	$-
Home Equity	130	77	100	307	49,122	49,429	-
Commercial	1,797	514	1,003	3,314	1,077,809	1,081,123	-
Agricultural	299	-	1,367	1,666	312,498	314,164	-
Construction	677	-	2,357	3,034	172,286	175,320	-
Consumer	647	124	1,025	1,796	113,957	115,753	8
Other commercial loans	633	59	-	692	119,655	120,347	-
Other agricultural loans	-	224	-	224	26,424	26,648	-
State and political subdivision loans	-	-	-	-	56,660	56,660	-
Total	$5,019	$1,280	$8,187	$14,486	$2,231,910	$2,246,396	$8

Loans considered non-accrual	$241	$98	$8,179	$8,518	$4,621	$13,139
Loans still accruing	4,778	1,182	8	5,968	2,227,289	2,233,257
Total	$5,019	$1,280	$8,187	$14,486	$2,231,910	$2,246,396

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loan Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$356	$132	$229	$717	$161,843	$9	$162,569	$-
Home Equity	48	9	29	86	47,558	-	47,644	-
Commercial	1,065	115	1,788	2,968	871,745	1,856	876,569	-
Agricultural	-	-	1,368	1,368	310,805	1,441	313,614	-
Construction	-	-	-	-	80,691	-	80,691	-
Consumer	147	-	7	154	86,496	-	86,650	7
Other commercial loans	1,660	35	32	1,727	61,495	-	63,222	-
Other agricultural loans	-	-	-	-	34,832	-	34,832	-
State and political subdivision loans	-	-	-	-	59,208	-	59,208	-
Total	$3,276	$291	$3,453	$7,020	$1,714,673	$3,306	$1,724,999	$7
Loans considered non-accrual	$46	$76	$3,446	$3,568	$3,370	$-	$6,938
Loans still accruing	3,230	215	7	3,452	1,711,303	3,306	1,718,061
Total	$3,276	$291	$3,453	$7,020	$1,714,673	$3,306	$1,724,999

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

The following table shows, the amortized cost basis by class of loans receivable, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 (dollars in thousands):

	Three months ended September 30, 2023
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	$42	0.00%
Agricultural	2	673	0.21%
Other commercial loans	5	1,378	1.15%
Total	8	$2,093

	Nine months ended September 30, 2023
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$129	0.04%
Commercial	7	1,969	0.18%
Agricultural	3	728	0.23%
Other commercial loans	5	1,378	1.15%
Total	16	$4,204

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	$86	0.01%
Total	1	$86

The following table shows, by class of loans receivable, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

Three months ended September 30, 2023
Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	Extended the weighted average loan maturity 6 months
Agricultural	2	Extended the weighted average loan maturity 3 months
Consumer	5	Extended the loan maturity 10 months
Total	8

Index
Nine months ended September 30, 2023
Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 4 months
Commercial	7	Extended the weighted average loan maturity 22 months
Agricultural	3	Extended the weighted average loan maturity 5 months
Other commercial loans	5	Extended the loan maturity 10 months
Total	16

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	Extended the loan maturity 6 months
Total	1

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults after the modification date for the three and nine months ended September 30, 2023.

The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at September 30, 2023 (in thousands):

	September 30, 2023
		30-89 Days	90 Days
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Real estate loans:
Mortgages	$129	$-	$-	$129
Commercial	1,969	-	-	1,969
Agricultural	728	-	-	728
Total	$4,204	$-	$-	$4,204

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	$86	$-	$-	$86
Total	$86	$-	$-	$86

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2023 and December 31, 2022, included within other assets are $474,000 and $543,000, respectively, of foreclosed assets. As of September 30, 2023, included within the foreclosed assets are $176,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of September 30, 2023, the Company had initiated formal foreclosure proceedings on $241,000 of residential mortgage loans, the collateral properties which have not yet been transferred into foreclosed assets.
Note 7 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,607	$(1,590)	$1,017	$2,336	$(1,362)	$974
Core deposit intangibles	4,713	(1,864)	2,849	1,943	(1,645)	298
Total amortized intangible assets	$7,320	$(3,454)	$3,866	$4,279	$(3,007)	$1,272
Unamortized intangible assets:
Goodwill	$84,758			$31,376
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). The Company based its projections of amortization expense shown below on existing asset balances at September 30, 2023. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended September 30, 2023 (actual)	$80	$157	$237
Nine months ended September 30, 2023 (actual)	228	219	447
Three months ended September 30, 2022 (actual)	74	40	114
Nine months ended September 30, 2022 (actual)	234	120	354
Estimate for year ending December 31,
Remaining 2023	76	154	230
2024	277	564	841
2025	226	478	704
2026	174	395	569
2027	118	339	457
Thereafter	146	919	1,065
Total	$1,017	$2,849	$3,866

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

Index
The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Affected line item on the Consolidated Statement of Income (Loss)
Service cost	$75	$89	$230	$267	Salary and Employee Benefits
Interest cost	104	69	324	207	Other Expenses
Expected return on plan assets	(183)	(234)	(577)	(701)	Other Expenses
Partial Settlement	-	144	-	144	Other Expenses
Net amortization and deferral	17	24	31	72	Other Expenses
Net periodic benefit cost	$13	$92	$8	$(11)

The Bank does not expect to contribute to the Pension Plan during 2023.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of September 30, 2023, 113,449 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three and nine months ended September 30, 2023:

	Three months		Nine months
	Unvested Shares	Weighted Average Market Price	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	6,254	$71.61	6,622	$63.63
Granted	367	81.58	2,609	83.13
Forfeited	(52)	(63.09)	(213)	(63.12)
Vested	(499)	(67.37)	(2,948)	(62.39)
Outstanding, end of period	6,070	$72.63	6,070	$72.63

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $178,000 and $210,000 for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, compensation expense totaled $62,000 and $68,000, respectively. At September 30, 2023, the total compensation cost related to nonvested awards that had not yet been recognized was $441,000, which is expected to be recognized over the next three years.

Index
Note 9 – Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive income by component, net of tax, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30, 2023
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain on interest rate swap (a)	Total
Balance as of June 30, 2023	$(35,119)	$(1,045)	$5,184	$(30,980)
Other comprehensive income (loss) before reclassifications (net of tax)	(6,025)	-	823	(5,202)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	6	(467)	(461)
Net current period other comprehensive income (loss)	(6,025)	6	356	(5,663)
Balance as of September 30, 2023	$(41,144)	$(1,039)	$5,540	$(36,643)

	Nine months ended September 30, 2023
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain on interest rate swap (a)	Total
Balance as of December 31, 2022	$(37,514)	$(1,056)	$5,429	$(33,141)
Other comprehensive income (loss) before reclassifications (net of tax)	(3,669)	-	1,352	(2,317)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	39	17	(1,241)	(1,185)
Net current period other comprehensive income (loss)	(3,630)	17	111	(3,502)
Balance as of September 30, 2023	$(41,144)	$(1,039)	$5,540	$(36,643)

	Three months ended September 30, 2022
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain on interest rate swap (a)	Total
Balance as of June 30, 2022	$(28,928)	$(1,930)	$4,299	$(26,559)
Other comprehensive income (loss) before reclassifications (net of tax)	(10,727)	-	1,444	(9,283)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	5	19	(37)	(13)
Net current period other comprehensive income (loss)	(10,722)	19	1,407	(9,296)
Balance as of September 30, 2022	$(39,650)	$(1,911)	$5,706	$(35,855)

	Nine months ended September 30, 2022
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain on interest rate swap (a)	Total
Balance as of December 31, 2021	$304	$(1,968)	$1,509	$(155)
Other comprehensive income (loss) before reclassifications (net of tax)	(39,959)	-	4,185	(35,774)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	5	57	12	74
Net current period other comprehensive income (loss)	(39,954)	57	4,197	(35,700)
Balance as of September 30, 2022	$(39,650)	$(1,911)	$5,706	$(35,855)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended September 30,
	2023	2022
Unrealized gains and losses on available for sale securities
	$-	$(6)	Available for sale securities gains, net
	-	1	Provision for income taxes
	$-	$(5)	Net of tax
Defined benefit pension items
	$(7)	$(24)	Other expenses
	1	5	Provision for income taxes
	$(6)	$(19)	Net of tax

Unrealized gain (loss) on interest rate swap	$591	$47	Interest expense
	(124)	(10)	Provision for income taxes
	$467	$37	Net of tax

Total reclassifications	$461	$13

Nine Months Ended September 30,
	2023	2022
Unrealized gains and losses on available for sale securities
	$(51)	$(6)	Available for sale securities gains, net
	12	1	Provision for income taxes
	$(39)	$(5)	Net of tax
Defined benefit pension items
	$(21)	$(72)	Other expenses
	4	15	Provision for income taxes
	$(17)	$(57)	Net of tax

Unrealized gain (loss) on interest rate swap	$1,571	$(15)	Interest expense
	(330)	3	Provision for income taxes
	$1,241	$(12)	Net of tax

Total reclassifications	$1,185	$(74)

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

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

Index
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2023	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,858	$-	$-	$1,858
Available for sale securities:
U.S. Agency securities	-	63,647	-	63,647
U.S. Treasury securities	147,431	-	-	147,431
Obligations of state and political subdivisions	-	96,022	-	96,022
Corporate obligations	-	12,120	-	12,120
Mortgage-backed securities in government sponsored entities	-	98,587	-	98,587
Loans held for sale	-	14,155	-	14,155
Other Assets
Derivative instruments	-	17,707	437	18,144
Liabilities
Derivative instruments	-	(10,694)	-	(10,694)

December 31, 2022	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets:
Equity securities	$2,208	$-	$-	$2,208
Available for sale securities:
U.S. Agency securities	-	70,677	-	70,677
U.S. Treasuries securities	148,570	-	-	148,570
Obligations of state and political subdivisions	-	110,300	-	110,300
Corporate obligations	-	9,383	-	9,383
Mortgage-backed securities in government sponsored entities	-	100,576	-	100,576
Derivative instruments	-	16,599	-	16,599
Liabilities:
Derivative instruments	-	(9,726)	-	(9,726)

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 (in thousands):

IRLC- Asset
Balance: June 30, 2023	$529
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(92)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2023	$437
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of September 30, 2023	$(92)

IRLC- Asset
Beginning Balance: June 16, 2023	$657
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(220)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2023	$437
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of September 30, 2023	$(220)

At September 30, 2023, the Company had classified as Level 3 $437,000 of net derivative assets and liabilities related to IRLC. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 75.39% to 99.64% at September 30, 2023.

Index
Significant unobservable inputs for assets measured at fair value on a recurring basis at September 30, 2023 (in thousands):

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2023
	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$437	Discounted cash flows	Pull-through rates	75.39%-99.64%	90.40%

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022 are included in the table below (in thousands):

September 30, 2023	Level I	Level II	Level III	Total
Individually analyzed loans held for investment	$-	$-	$3,980	$3,980
Other real estate owned	-	-	97	97

December 31, 2022	Level I	Level II	Level III	Total
Individually analyzed loans held for investment	$-	$-	$496	$496
Other real estate owned	-	-	297	297

•
Individually analyzed loans held for investment - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for credit losses - loans or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $393,000 and $50,000 at September 30, 2023 and December 31, 2022, respectively.

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

Quantitative Information about Level III Fair Value Measurements
September 30, 2023	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Individually analyzed loans held for investment	$3,980	Appraised Collateral Values	Discount for time since appraisal	0-100%	26.55%
			Selling costs	8%-10%	9.89%
			Holding period	0 - 12 months	6.70 months

Other real estate owned	97	Appraised Collateral Values	Discount for time since appraisal	32%	32.00%

December 31, 2022	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Individually analyzed loans held for investment	496	Appraised Collateral Values	Discount for time since appraisal	0-100%	25.16%
			Selling costs	8%-10%	8.41%
			Holding period	6 - 12 months	11.51 months

Other real estate owned	297	Appraised Collateral Values	Discount for time since appraisal	20-84%	39.84%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

September 30, 2023	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$4,566	$4,566	$-	$-	$4,566
Net loans	2,224,941	2,145,060	-	-	2,080,817

Financial liabilities:
Deposits	2,335,135	2,324,624	1,958,842	-	365,782
Borrowed funds	316,151	298,617	-	-	298,617

December 31, 2022
Financial assets:
Interest bearing time deposits with other banks	$6,055	$6,055	$-	$-	$6,055
Loans held for sale	725	725	-	-	725
Net loans	1,706,447	1,662,514	-	-	1,662,514

Financial liabilities:
Deposits	1,844,208	1,832,037	1,566,517	-	265,520
Borrowed funds	257,278	246,288	-	-	246,288

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

•
It could take us longer than we anticipate to implement strategic initiatives, including expansions, designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.

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

Critical Accounting Policies

See Note 1, “Basis of Presentation” for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.

Introduction

The following is management’s discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results you may expect for the full year.

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

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of September 30, 2023 and December 31, 2022, the Trust Department had $164.0 million and $150.0 million of assets under management, respectively.

Index
Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $283.5 million at December 31, 2022 to $306.0 million at September 30, 2023. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central south central and south eastern Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $10,271,000 for the first nine months of 2023 compared to $21,185,000 for last year’s comparable period, a decrease of $10,914,000, or 51.5%, primarily due to the one-time costs associated with the HVBC acquisition. Basic earnings per share for the first nine months of 2023 were $2.40, compared to $5.28 for last year’s comparable period, representing a 54.6% decrease.  Annualized return on assets and return on equity for the nine months of 2023 were 0.53% and 5.21%, respectively, compared with 1.27% and 12.77% for last year’s comparable period.

Net income for the three months ended September 30, 2023 was $7,548,000 compared to net income of $7,544,000 in the comparable 2022 period, an increase of $4,000. Basic earnings per share for the three months ended September 30, 2023 were $1.61, compared to $1.88 for last year’s comparable period, representing a 14.4% decrease due to the shares issued as part of the acquisition and consistent net income. Annualized return on assets and return on equity for the quarter ended September 30, 2023 was 1.02% and 10.10%, respectively, compared with 1.31% and 13.34% for the same 2022 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first nine months of 2023 was $58,405,000, an increase of $5,568,000, or 10.5%, compared to the same period in 2022.  For the first nine months of 2023 the provision for credit losses was $5,328,000, including $4,591,000 for non-PCD loans acquired as part of the acquisition. Excluding the $4,591,000 related to the acquisition, the provision for credit losses decreased $688,000. Consequently, net interest income after the provision for credit losses was $53,077,000 in the first nine months of 2023 compared to $51,412,000 during the first nine months of 2022.

For the three months ended September 30, 2023, net interest income was $22,404,000 compared to $18,846,000, an increase of $3,558,000, or 18.9%, over the comparable period in 2022. The provision for credit losses in the third quarter was $475,000, a decreased of $250,000 to the third quarter of 2022. Consequently, net interest income after the provision for credit losses was $21,929,000 for the quarter ended September 30, 2023 compared to $18,121,000 in 2022.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and nine months ended September 30, 2023 and 2022 on a tax equivalent basis (dollars in thousands):

Index
	Analysis of Average Balances and Interest Rates
	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	21,772	333	2.04	65,727	150	0.31
Total short-term investments	21,772	333	2.04	65,727	150	0.31
Interest bearing time deposits at banks	5,540	129	3.11	9,126	183	2.70
Investment securities:
Taxable	385,246	5,977	2.07	368,702	4,406	1.59
Tax-exempt (3)	114,307	2,188	2.55	120,107	2,316	2.57
Total investment securities	499,553	8,165	2.18	488,809	6,722	1.83
Loans (2)(3)(4):
Residential mortgage loans	268,562	10,797	5.38	202,856	7,128	4.70
Construction	114,386	5,831	6.82	69,437	2,213	4.26
Commercial Loans	1,039,006	45,079	5.80	829,366	28,808	4.64
Agricultural Loans	344,079	12,759	4.96	347,771	11,342	4.36
Loans to state & political subdivisions	60,183	1,736	3.86	54,836	1,327	3.24
Other loans	82,405	4,579	7.43	47,732	1,868	5.23
Loans, net of discount	1,908,621	80,781	5.66	1,551,998	52,686	4.54
Total interest-earning assets	2,435,486	89,408	4.91	2,115,660	59,741	3.78
Cash and due from banks	8,709			6,652
Bank premises and equipment	19,340			17,199
Other assets	126,075			82,726
Total non-interest earning assets	154,124			106,577
Total assets	2,589,610			2,222,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	616,103	8,052	1.75	520,882	1,392	0.36
Savings accounts	320,227	897	0.37	323,667	260	0.11
Money market accounts	352,055	5,802	2.20	347,422	1,037	0.40
Certificates of deposit	303,825	4,768	2.10	305,878	1,780	0.78
Total interest-bearing deposits	1,592,210	19,519	1.64	1,497,849	4,469	0.40
Other borrowed funds	318,180	10,682	4.49	112,582	1,699	2.02
Total interest-bearing liabilities	1,910,390	30,201	2.11	1,610,431	6,168	0.51
Demand deposits	380,638			370,785
Other liabilities	35,566			19,785
Total non-interest-bearing liabilities	416,204			390,570
Stockholders’ equity	263,016			221,236
Total liabilities & stockholders’ equity	2,589,610			2,222,237
Net interest income		59,207			53,573
Net interest spread (5)			2.80%			3.27%
Net interest income as a percentage of average interest-earning assets			3.25%			3.39%
Ratio of interest-earning assets to interest-bearing liabilities			127%			131%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
	Analysis of Average Balances and Interest Rates
	Three Months Ended
	September 30, 2023			September 30, 2022
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	24,096	225	3.70	14,255	12	0.33
Total short-term investments	24,096	225	3.70	14,255	12	0.33
Interest bearing time deposits at banks	4,579	39	3.38	6,640	49	2.93
Investment securities:
Taxable	386,806	2,113	2.19	391,774	1,696	1.73
Tax-exempt (3)	108,959	683	2.51	123,046	797	2.59
Total investment securities	495,765	2,796	2.26	514,820	2,493	1.94
Loans (2)(3)(4):
Residential mortgage loans	357,388	4,925	5.47	204,352	2,416	4.69
Construction	166,204	3,339	7.97	76,934	885	4.56
Commercial Loans	1,196,675	18,983	6.29	900,297	10,732	4.73
Agricultural Loans	342,499	4,285	4.96	346,380	3,887	4.45
Loans to state & political subdivisions	60,820	611	3.99	59,454	502	3.35
Other loans	88,710	1,750	7.83	81,499	1,074	5.23
Loans, net of discount	2,212,296	33,893	6.08	1,668,916	19,496	4.63
Total interest-earning assets	2,736,736	36,953	5.36	2,204,631	22,050	3.96
Cash and due from banks	10,696			6,755
Bank premises and equipment	21,401			17,437
Other assets	190,431			82,012
Total non-interest earning assets	222,528			106,204
Total assets	2,959,264			2,310,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	789,513	4,468	2.25	530,234	675	0.51
Savings accounts	326,452	426	0.52	328,056	106	0.13
Money market accounts	403,628	2,682	2.64	347,460	515	0.59
Certificates of deposit	347,783	2,524	2.88	288,926	542	0.74
Total interest-bearing deposits	1,867,376	10,100	2.15	1,494,676	1,838	0.49
Other borrowed funds	347,326	4,185	4.78	189,174	1,099	2.30
Total interest-bearing liabilities	2,214,702	14,285	2.56	1,683,850	2,937	0.69
Demand deposits	408,531			380,110
Other liabilities	37,118			20,618
Total non-interest-bearing liabilities	445,649			400,728
Stockholders’ equity	298,913			226,257
Total liabilities & stockholders’ equity	2,959,264			2,310,835
Net interest income		22,668			19,113
Net interest spread (5)			2.80%			3.27%
Net interest income as a percentage of average interest-earning assets			3.29%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities			124%			131%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three and nine months ended September 30, 2023 and 2022.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended September 30, 2023 and 2022 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$2,917	$2,387	$8,168	$6,569
Tax equivalent adjustment	143	167	459	486
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$3,060	$2,554	$8,627	$7,055

Interest and fees on loans (non-tax adjusted)	$33,772	$19,396	$80,438	$52,436
Tax equivalent adjustment	121	100	343	250
Interest and fees on loans (tax equivalent basis)	$33,893	$19,496	$80,781	$52,686

Total interest income	$36,689	$21,783	$88,606	$59,005
Total interest expense	14,285	2,937	30,201	6,168
Net interest income	22,404	18,846	58,405	52,837
Total tax equivalent adjustment	264	267	802	736
Net interest income (tax equivalent basis)	$22,668	$19,113	$59,207	$53,573

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September 30, 2023 vs 2022 (1)			Nine months ended September 30, 2023 vs 2022 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$14	$199	$213	$(25)	$208	$183
Interest bearing time deposits at banks	(20)	10	(10)	(90)	36	(54)
Investment securities:
Taxable	(22)	439	417	205	1,366	1,571
Tax-exempt	(89)	(25)	(114)	(111)	(17)	(128)
Total investments	(111)	414	303	94	1,349	1,443
Loans:
Residential mortgage loans	2,055	454	2,509	2,539	1,130	3,669
Construction	1,493	961	2,454	1,878	1,740	3,618
Commercial Loans	4,116	4,135	8,251	8,195	8,076	16,271
Agricultural Loans	(43)	441	398	(119)	1,536	1,417
Loans to state & political subdivisions	12	97	109	138	271	409
Other loans	102	574	676	1,718	993	2,711
Total loans, net of discount	7,735	6,662	14,397	14,349	13,746	28,095
Total Interest Income	7,618	7,285	14,903	14,328	15,339	29,667
Interest Expense:
Interest-bearing deposits:
NOW accounts	471	3,322	3,793	298	6,362	6,660
Savings accounts	(1)	321	320	(3)	640	637
Money Market accounts	96	2,071	2,167	13	4,752	4,765
Certificates of deposit	131	1,851	1,982	(12)	3,000	2,988
Total interest-bearing deposits	697	7,565	8,262	296	14,754	15,050
Other borrowed funds	1,351	1,735	3,086	5,377	3,606	8,983
Total interest expense	2,048	9,300	11,348	5,673	18,360	24,033
Net interest income	$5,570	$(2,015)	$3,555	$8,655	$(3,021)	$5,634

(1)
The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Index
Tax equivalent net interest income increased from $53,573,000 for the nine month period ended September 30, 2022 to $59,207,000 for the nine month period ended September 30, 2023, an increase of $5,634,000. The acquisition of HVBC had a substantial impact on the increase, in addition to growth that occurred in the fourth quarter of 2022 in the Delaware region. The tax equivalent net interest margin decreased from 3.39% for the first nine months of 2022 to 3.25% for the comparable period in 2023. The decrease is primarily caused by the increase in the cost of interest-bearing liabilities due to higher market interest rates in 2023 compared to 2022.

Total tax equivalent interest income for the 2023 nine month period increased $29,667,000 as compared to the 2022 nine month period. This increase was a result of an increase of $14,328,000 due to a change in volume as average interest-bearing assets increased $319.8 million. As a result of the higher market interest rate environment, the yield on average interest earning assets increased 1.13% from 3.78% to 4.91% resulting in an increase interest income of $15,339,000.

Tax equivalent investment income for the nine months ended September 30, 2023 increased $1,443,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 35 basis points to 2.18%.

•
The average balance of taxable securities increased $16.5 million, which resulted in an increase in investment income of $205,000. The yield on taxable securities increased 48 basis points from 1.59% to 2.07% as a result of lower yielding securities maturing in the second half of 2022 and first nine months of 2023. This resulted in an increase in investment income of $1,366,000. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $28,095,000 for the nine months ended September 30, 2023 compared to the same period last year, as a result of higher volume and yields.

•
Interest income on residential mortgage loans increased $3,669,000. The change due to rate was an increase of $1,130,000 as the average yield on residential mortgages increased from 4.70% to 5.38% as a result of the higher rate environment during the second half of 2022 and all of 2023. The average balance of residential mortgage loans increased $65.7 million primarily due to the HVBC acquisition and additional organic growth. This resulted in an increase of $2,539,000 on total interest income due to volume.

•
The average balance of construction loans increased $44.9 million as a result of projects in our Delaware market and the HVBC acquisition. This resulted in an increase of $1,878,000 on total interest income due to volume. The change due to rate was an increase of $1,740,000 as the average yield on construction loans increased from 4.26% to 6.82% as a result of the higher rate environment during the second half of 2022 and all of 2023.

•
The average balance of commercial loans increased $209.6 million from a year ago. The growth was primarily attributable to growth in the Delaware market and the HVCB acquisition. This had a positive impact of $8,195,000 on total interest income due to volume. The yield increased 1.16% to 5.80% as a result of the higher rate environment during the second half of 2022 and all of 2023, which increased loan interest income $8,076,000.

Index
•
Interest income on agricultural loans increased $1,417,000 from 2022 to 2023. The yield increased 60 basis points to 4.96% as a result of the higher rate environment during the second half of 2022 and all of 2023, which increased loan interest income $1,536,000. The decrease in the average balance of agricultural loans of $3.7 million resulted in a decrease in interest income due to volume of $119,000.

•
The average yield of state and political subdivision loans increased 62 basis points to 3.86% due to the higher rate environment resulting in an increase in income of $271,000. The average balance of state and political subdivision loans increased $5.3 million resulting in an increase in loan interest income of $138,000.

•
The average balance of other loans increased $34.7 million as a result of outstanding student loans. This resulted in an increase of $1,718,000 on total interest income due to volume. The average yield of other loans increased 220 basis points to 7.43% due to the higher rate environment resulting in an increase in income of $993,000.

Total interest expense increased $24,033,000 for the nine months ended September 30, 2023 compared with the comparative period last year as a result of an increase in the volume of other borrowed funds and an increase in rate on interest-bearing liabilities. Interest expense increased $5,673,000 due to volume as a result of an increase in the average balance of other borrowed funds of $205.6 million. The average rate paid on interest-bearing liabilities increased from 0.51% to 2.11%. The increase was driven by the Federal Reserve interest rate increases in 2022 and 2023, which caused interest expenses to increase $18,360,000.
•
The average balance of interest bearing deposits increased $95.2 million from September 30, 2022 to September 30, 2023. The increase was due to the HVBC acquisition. The effect of these volume changes was an increase in interest expense of $296,000. The average rate paid on interest bearing deposits was 1.64% for the first nine months of 2023 and 0.40% for the comparable period in 2022. This resulted in an increase in interest expense of $14,754,000. The increase was due to the Federal Reserve increasing interest rates during 2022 and 2023.

•
The average balance of other borrowed funds increased $205.6 million to fund loan growth experienced in 2022 and 2023. This resulted in an increase in interest expense of $5,377,000. There was an increase in the average rate paid on other borrowed funds from 2.02% to 4.49% due to the interest rate increases by the Federal Reserve that increased borrowings costs resulting in an increase in interest expense of $3,606,000.

Tax equivalent net interest income for the three months ended September 30, 2023 was $22,668,000 which compares to $19,113,000 for the same period last year.  This represents an increase of $3,555,000, or 18.6% and was primarily caused by an increase in the volume of interest earning assets due to the HVBC acquisition.

Total tax equivalent interest income was $36,953,000 for the three month period ended September 30, 2023, compared to $22,050,000 for the comparable period last year, an increase of $14,903,000. This increase was a result of an increase of $7,618,000 due to a change in volume as average interest-bearing assets increased $532.1 million due to the HVBC acquisition. As a result of the higher market interest rate environment, the yield on average interest earning assets increased 140 basis point from 3.96% to 5.36% resulting in an increase interest income of $7,285,000.

Tax equivalent investment income for the three months ended September 30, 2023 increased $303,000 over the same period last year. The yield on taxable securities increased 46 basis points from 1.73% to 2.19% as a result of the purchases made in a higher rate environment. This resulted in an increase in investment income of $439,000.

Total loan interest income increased $14,397,000 for the three months ended September 30, 2023 compared to the same period last year, primarily as a result of the HVBC acquisition.

Index
•
Interest income on residential mortgage loans increased $2,509,000. The change due to rate was an increase of $454,000 as the average yield on residential mortgages increased from 4.69% to 5.47% as a result of the higher rate environment during the second half of 2022 and all of 2023.  The average balance of residential mortgage loans increased $153.0 million primarily as a result of the HVBC acquisition. This resulted in an increase of $2,055,000 on total interest income due to volume.

•
The average balance of construction loans increased $89.3 million primarily as a result of the HVBC acquisition. This resulted in an increase of $1,493,000 on total interest income due to volume. The change due to rate was an increase of $961,000 as the average yield on construction loans increased from 4.56% to 7.97% as a result of the higher rate.

•
The average balance of commercial loans increased $296.4 million from a year ago. The growth was primarily attributable to growth in the Delaware market and the HVBC acquisition. This had a positive impact of $4,116,000 on total interest income due to volume. The yield increased 156 basis points to 6.29% due to the higher rate environment experienced during the second half of 2022 and all of 2023, which increased loan interest income $4,135,000.

•	The average yield of agricultural loans increased 51 basis points to 4.96% due to the higher rate environment resulting in an increase in income of $441,000.
•
The average balance of other loans increased $7.2 million as a result of outstanding student loans. This resulted in an increase of $102,000 on total interest income due to volume. The average yield on other loans increased 260 basis points to 7.50% due to the rate earned on the student loans, resulting in an increase in interest income of $574,000.

Total interest expense increased $11,348,000 for the three months ended September 30, 2023 compared with the comparative period last year as a result of an increase in the volume of other borrowed funds and an increase in rate on interest-bearing liabilities. Interest expense increased $1,351,000 due to volume as a result of an increase in the average balance of other borrowed funds of $158.2 million. The average rate paid on interest-bearing liabilities increased from 0.69% to 2.56%. The increase was driven by the Federal Reserve interest rate increases in 2022 and 2023, which caused interest expenses to increase $9,300,000.

•
The average balance of interest bearing deposits increased $372.7 million from September 30, 2022 to September 30, 2023 primarily due to the HVBC acquisition, which was offset by customer funds transferred to higher-yielding investment alternatives as well as a reduction in municipal deposits to fund projects in various municipalities. The effect of these volume changes was an increase in interest expense of $697,000. The average rate paid on interest bearing deposits was 2.15% for the three months ended September 30, 2023 and 0.49% for the comparable period in 2022. This resulted in an increase in interest expense of $7,565,000. The increase was due to the Federal Reserve increasing interest rates during 2022 and 2023.

•
The average balance of other borrowed funds increased $158.2 million to fund loan growth experienced in 2022 and borrowings acquired as part of the HVBC acquisition. This resulted in an increase in interest expense of $1,351,000. There was an increase in the average rate paid on other borrowed funds from 2.30% to 4.78% due to the interest rate increases by the Federal Reserve that increased borrowings costs resulting in an increase in interest expense of $1,735,000.

Provision for Credit Losses

For the nine month period ended September 30, 2023, we recorded a provision for credit losses of $5,328,000, which represents an increase of $3,903,000 from the $1,425,000 provision recorded in the corresponding nine months of last year. The provision for 2023 includes $4,591,000 associated with the HVBC acquisition and $36,000 as a provision for off-balance sheet items. Excluding these items, the provision for 2023 is $724,000 less than the comparable period in 2022 and is due to limited organic loan activity in  2023. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

Index
For the three months ended September 30, 2023, we recorded a provision for credit losses of $475,000, which represents a decrease of $250,000 from the $725,000 provision recorded in the corresponding three months of last year. The provision for 2023 includes a $126,000 credit for off-balance sheet items. Excluding this item, the provision for the 2023 third quarter is $124,000 less than the comparable period in 2022 and is due to limited organic loan activity in 2023 compared to 2022.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine  months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Service charges	$4,196	$4,081	$115	2.8
Trust	583	620	(37)	(6.0)
Brokerage and insurance	1,429	1,428	1	0.1
Gains on loans sold	674	241	433	179.7
Equity security (losses), net	(223)	(198)	(25)	12.6
Available for sale security (losses), net	(51)	(6)	(45)	750.0
Earnings on bank owned life insurance	941	635	306	48.2
Other	567	626	(59)	(9.4)
Total	$8,116	$7,427	$689	9.3

	Three months ended September 30,		Change
	2023	2022	Amount	%
Service charges	$1,692	$1,509	$183	12.1
Trust	172	187	(15)	(8.0)
Brokerage and insurance	473	446	27	6.1
Gains on loans sold	460	95	365	384.2
Equity security gains (losses0, net	69	(19)	88	(463.2)
Available for sale security gains (losses), net	-	(6)	6	(100.0)
Earnings on bank owned life insurance	489	216	273	126.4
Other	307	264	43	16.3
Total	$3,662	$2,692	$970	36.0

Non-interest income for the nine months ended September 30, 2023 totaled $8,116,000, an increase of $689,000 when compared to the same period in 2022. For the three months ended September 30, 2023, non-interest income increased $1,105,000 to $3,797,000.  During the first nine   months of 2023, net equity security losses amounted to $223,000 as a result of market losses associated with general banking stock losses compared with a $198,000 loss in the comparable 2022 period associated with market conditions for that period. During the  nine months ended September 30, 2023, there were $51,000 of losses from the sale of $10.0 million available for sale municipal securities. Additionally, $76.5 million of securities obtained as part of the acquisition were sold for no gain or loss during the second quarter of 2023. There were no sales of available during the three ended September 30, 2023. During the first nine months of 2022, $4.5 million of US Agency securities were sold for a pre-tax loss of $6,000.

Index
The increase in gains on loans sold for the three and nine month periods ended September 30 2023 compared to 2022 is attributable the HVBC acquisition and their residential lending model, which focused on originating and selling residential mortgage loans, which includes the use of interest rate locks and other derivative activities, which is included in other income. The increase in earnings on bank owned life insurance is due to the HVBC acquisition, as well as the death benefit of approximately $200,000 received upon the passing of a former employee.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Salaries and employee benefits	$25,733	$20,964	$4,769	22.7
Occupancy	2,870	2,327	543	23.3
Furniture and equipment	568	416	152	36.5
Professional fees	1,274	1,321	(47)	(3.6)
FDIC insurance	1,000	440	560	127.3
Pennsylvania shares tax	893	1,017	(124)	(12.2)
Amortization of intangibles	219	120	99	82.5
Merger and acquisition	9,269	-	9,269	NA
Software expenses	1,274	1,069	205	19.2
ORE expenses (income)	126	(125)	251	(200.8)
Other	5,811	5,496	315	5.7
Total	$49,037	$33,045	$15,992	48.4

	Three months ended September 30,		Change
	2023	2022	Amount	%
Salaries and employee benefits	$10,140	$6,933	$3,207	46.3
Occupancy	1,221	779	442	56.7
Furniture and equipment	255	122	133	109.0
Professional fees	506	588	(82)	(13.9)
FDIC insurance	375	160	215	134.4
Pennsylvania shares tax	297	339	(42)	(12.4)
Amortization of intangibles	157	40	117	292.5
Merger and acquisition	623	-	623	NA
Software expenses	551	370	181	48.9
ORE expenses	111	122	(11)	(9.0)
Other	2,343	2,161	182	8.4
Total	$16,579	$11,614	$4,965	42.8

Non-interest expenses increased $15,992,000 for the nine months ended September 30, 2023 compared to the same period in 2022. Salaries and employee benefits increased $4,769,000 or 22.7%. The increase was due to merit increases effective at the beginning of 2023, additional full time equivalent employees (FTE) of 35.3, which is an increase of 11.4%, and an increase in health care expenses due to higher claims on the Company’s partially self-funded plan and the additional headcount.

Index
The increase in merger and acquisition expenses was due to fees associated with the acquisition of HVBC that closed in June 2023 and includes severance costs, change in control payments, contract termination payments and various professional and consulting fees. The increase in ORE expenses was due to the sales of OREO properties in 2022 for a gain of $481,000. The increase in occupancy, furniture and fixtures, amortization of intangibles and other expenses was due to the HVBC acquisition. The increase in FDIC insurance is due to the acquisition and organic growth.

For the three months ended, September 30, 2023, non-interest expenses increased $4,965,000 when compared to the same period in 2022. The changes in salaries and employee benefits, merger and acquisition expenses, occupancy, furniture and equipment, FDIC insurance, amortization of intangibles and other expenses  correspond to the changes for the nine month period.

Provision for Income Taxes

The provision for income taxes was $2,020,000 for the nine month period ended September 30, 2023 compared to $4,609,000 for the same period in 2022. The decrease is primarily attributable to the decrease in income before the provision for income taxes of $13,503,000 for the comparable periods due to the one-time costs associated with the HVBC acquisition.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 16.4% and 17.9% for the first nine months of 2023 and 2022, respectively, compared to the statutory rate of 21%.

For the three months ended September 30, 2023, the provision for income taxes was $1,599,000 compared to a provision of $1,655,000 for the same period in 2022. The decrease is attributable to the decrease in income before the provision for income taxes of $52,000 for the comparable periods and life insurance proceeds being excluded from taxable income. Our effective tax rate was 17.5% and 18.0% for the three months ended September 30, 2023 and 2022, respectively.

We are invested in seven limited partnerships that have established low-income housing projects in our market areas with our most recent investments made in the second half of 2022. Three projects are currently in construction phase with credits being recognized on one of the projects for the first time in the third quarter of 2023. The remaining four partnership credits are fully utilized as of December 31, 2023. We anticipate recognizing an aggregate of $6.5 million of tax credits over the next 13 years.

Financial Condition

Total assets were $2.96 billion at September 30, 2023, an increase of $625.8 million from $2.33 billion at December 31, 2022, due primarily to the HVBC acquisition that closed on June 16, 2023. Cash and cash equivalents increased $17.1 million to $43.3 million with the increase attributable to the acquisition and collateral held for derivative instruments. Available for sale securities decreased $21.7 million and net loans increased $518.5 million to $2.22 billion at September 30, 2023 due to the acquisition. Total deposits increased $490.9 million to $2.34 billion since year-end 2022 as a result of the acquisition, while borrowed funds increased $58.9 million to $316.2 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $43.3 million at September 30, 2023 compared to $26.2 million at December 31, 2022. The increase is due to the acquisition and cash held as collateral for certain derivative positions the Bank is exposed to with third parties.  Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Index
Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of September 30 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$63,647	15.2	$70,677	16.0
U. S. Treasury notes	147,431	35.1	148,570	33.6
Obligations of state & political subdivisions	96,022	22.9	110,300	25.0
Corporate obligations	12,120	2.9	9,383	2.1
Mortgage-backed securities in government sponsored entities	98,587	23.5	100,576	22.8
Equity securities	1,858	0.4	2,208	0.5
Total	$419,665	100.0	$441,714	100.0

	September 30, 2023/
	December 31, 2022
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(7,030)	(9.9)
U. S. Treasury notes	(1,139)	(0.8)
Obligations of state & political subdivisions	(14,278)	(12.9)
Corporate obligations	2,737	29.2
Mortgage-backed securities in government sponsored entities	(1,989)	(2.0)
Equity securities	(350)	(15.9)
Total	$(22,049)	(5.0)

Our investment portfolio decreased by $22.0 million, or 5.0%, from December 31, 2022 to September 30, 2023. As part of the HVBC acquisition, $79.2 million of available for sale securities were acquired. Excluding the acquisition, $10.3 million of mortgage backed securities were purchased. We experienced $9.4 million of principal repayments and $9.4 million of calls and maturities. We sold $86.6 million of securities to deleverage the balance sheet during 2023 that included a loss of $51,000. The majority of the securities sold were acquired as part of the HVBC acquisition.  As a result of increases in market interest rates, the unrealized loss on available for sale investment portfolio increased $4.6 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ended September 30, 2023 yielded 2.18%, compared to 1.83% in the comparable period in 2022, on a tax equivalent basis.

The investment strategy for 2023 has been to utilize cashflows from the investment portfolio to repay overnight borrowings. The decrease in the investment portfolio was due to long-term interest rates increasing in the first nine months of 2023 compared to December 31, 2022 and investment repayments and maturities. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Index
Loans Held for Sale

Loans held for sale increased $13.4 million to $14.2 million as of September 30, 2023 from December 31, 2022 due to the HVBC acquisition and their focus on residential mortgage lending and related loan sales into the secondary market.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
Real estate:
Residential	$356,381	15.9	$210,213	12.2
Commercial	1,081,123	48.1	876,569	50.8
Agricultural	314,164	14.0	313,614	18.2
Construction	175,320	7.8	80,691	4.7
Consumer	115,753	5.2	86,650	5.0
Other commercial loans	120,347	5.4	63,222	3.7
Other agricultural loans	26,648	1.2	34,832	2.0
State & political subdivision loans	56,660	2.4	59,208	3.4
Total loans	2,246,396	100.0	1,724,999	100.0
Less allowance for loan losses	21,455		18,552
Net loans	$2,224,941		$1,706,447

	September 30, 2023/
	December 31, 2022
	Change
	Amount	%
Real estate:
Residential	$146,168	69.5
Commercial	204,554	23.3
Agricultural	550	0.2
Construction	94,629	117.3
Consumer	29,103	33.6
Other commercial loans	57,125	90.4
Other agricultural loans	(8,184)	(23.5)
State & political subdivision loans	(2,548)	(4.3)
Total loans	$521,397	30.2

The Bank’s lending efforts have historically been focused in north central Pennsylvania, the south central Pennsylvania counties of Lebanon, Schuylkill, Berks and Lancaster, the central Pennsylvania counties of Clinton and Centre, and southern New York. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. Since the MidCoast acquisition, we have opened two additional branches in the Delaware market to better serve customers in the Wilmington market, as well as the surrounding area of Chester County, Pennsylvania. In June 2023, we completed the HVBC acquisition, which expanded our markets into south east Pennsylvania, including the counties of Montgomery, Bucks and Philadelphia. It also includes a Mortgage production in Mount Laurel, New Jersey. We have received approval to open an office in Williamsport, Pennsylvania, which is expected in the fourth quarter of 2023. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

Index
As part of the HVBC acquisition, we acquired $477.0 million of loans for the portfolio. Excluding this, organic loan growth has been limited, and totaled $42.2 million during 2023.

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

Allowance for Credit Losses - Loans

The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $21,455,000 or 0.96% of total loans as of September 30, 2023 as compared to $18,552,000 or 1.08% of loans as of December 31, 2022. During the first quarter of 2023, the Company adopted CECL, which resulted in a decrease in the allowance for credit losses – loans of $3.3 million. As a result of the acquisition, the Bank recorded a provision for credit losses for non-PCD loans of $4,591,000 and an allowance of $1,689,000 for PCD loans. An additional $701,000 of provision for credit losses-loans was recorded in 2023. Net charge-offs for the first nine months of 2023 totaled $778,000, which was primarily associated with one loan acquired as part of the HVBC acquisition that was fully reserved for at the time of the acquisition. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,		December 31
	2023		2022
	Amount	%	Amount	%
Real estate loans:
Residential	$2,565	15.9	$1,056	12.2
Commercial	9,185	48.1	10,120	50.8
Agricultural	3,475	14.0	4,589	18.2
Construction	1,833	7.8	801	4.7
Consumer	1,720	5.2	135	5.0
Other commercial loans	2,072	5.4	1,040	3.7
Other agricultural loans	229	1.2	489	2.0
State & political subdivision loans	48	2.4	322	3.4
Unallocated	328	N/A	-	N/A
Total allowance for loan losses	$21,455	100.0	$18,552	100.0

Index
The following table provides information related to credit loss experience and loan quality for the nine months ended September 30, 2023 and the year ended December 31, 2022 (dollars in thousands).

September 30, 2023	Credit Loss Expense (Benefit)	Net (charge-offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non-accrual loans as a percent of loans	Allowance to total non-accrual loans
Real estate:
Residential	$1,323	$(1)	$268,562	0.00%	0.72%	0.83%	86.77%
Commercial	2,094	2	954,043	0.00%	0.85%	0.15%	575.14%
Agricultural	(6)	-	312,436	0.00%	1.11%	0.95%	116.42%
Construction	1,135	-	114,386	0.00%	1.05%	1.34%	77.77%
Consumer	(107)	(25)	82,405	(0.03%)	1.49%	0.88%	169.12%
Other commercial loans	1,286	(754)	84,963	(0.89%)	1.72%	1.60%	107.47%
Other agricultural loans	(41)	-	31,643	0.00%	0.86%	1.12%	76.59%
State & political subdivision loans	6	-	60,183	0.00%	0.08%	0.00%	NA
Unallocated	(398)	-	-	NA	NA	NA	NA
Total	$5,292	$(778)	$1,908,621	(0.04%)	0.96%	0.58%	163.29%

December 31, 2022
Real estate:
Residential	$(91)	$-	$204,063	0.00%	0.50%	0.28%	178.68%
Commercial	2,018	3	782,016	0.00%	1.15%	0.32%	364.29%
Agricultural	(140)	-	312,999	0.00%	1.46%	1.03%	142.43%
Construction	367	-	73,214	0.00%	0.99%	0.00%	NA
Consumer	(111)	(16)	58,715	(0.03%)	0.16%	0.00%	NA
Other commercial loans	439	(422)	72,444	(0.58%)	1.64%	0.10%	1,677.42%
Other agricultural loans	(69)	-	34,421	0.00%	1.40%	0.82%	171.58%
State & political subdivision loans	41	-	56,004	0.00%	0.54%	0.00%	NA
Unallocated	(771)	-	-	NA	NA	NA	NA
Total	$1,683	$(435)	$1,593,876	(0.03%)	1.08%	0.40%	267.40%

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of September 30, 2023. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 6 – Loans and Related Allowance for Credit Loan Losses - Loans” to the consolidated financial statements.

The following table is a summary of our non-performing assets as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
(dollars in thousands)	2023	2022
Non-performing loans:
Non-accruing loans	$13,139	$6,938
Accrual loans - 90 days or more past due	8	7
Total non-performing loans	13,147	6,945
Foreclosed assets held for sale	474	543
Total non-performing assets	$13,621	$7,488

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2022 to September 30, 2023 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	September 30, 2023				December 31, 2022
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$1,203	$-	$2,956	$2,956	$469	$-	$591	$591
Commercial	2,311	-	1,597	1,597	1,018	-	2,778	2,778
Agricultural	299	-	2,985	2,985	-	-	3,222	3,222
Construction	677	-	2,357	2,357	-	-	-	-
Consumer	771	8	1,017	1,025	147	7	-	7
Other commercial loans	224	-	1,928	1,928	1,695	-	62	62
Other agricultural loans	475	-	299	299	-	-	285	285
Total nonperforming loans	$5,960	$8	$13,139	$13,147	$3,329	$7	$6,938	$6,945

Index
	Change in Non-Performing Loans
	September 30, 2023 /December 31, 2022
(in thousands)	Amount	%
Real estate:
Residential	$2,365	400.2
Commercial	(1,181)	(42.5)
Agricultural	(237)	(7.4)
Construction	2,357	NA
Consumer	1,018	14,542.9
Other commercial loans	1,866	3,009.7
Other agricultural loans	14	4.9
Total nonperforming loans	$6,202	89.3

Nonperforming loans increased $6.2 million during 2023. As part of the HVBC acquisition, we acquired $1.8 million of non-performing residential loans, $1.1 million of non-performing consumer loans and $763,000 of non-performing other commercial loans. During the first quarter of 2023, the Bank place two large relationships totaling $3.8 million on non-accrual status, one of which was secured by real estate and the other was secured by airplanes and camera equipment. At September 30, 2023, approximately 54.7% of the Bank’s non-performing loans are associated with the following five customer relationships:

•
A commercial loan relationship with $617,000 outstanding, and additional letters of credit of $1.2 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of September 30, 2023. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2020, the Company had the underlying equipment collateral appraised and in the first quarter of 2022, the Company had the quarry appraised. The appraisals indicated a decrease in collateral values compared to the appraisal ordered for the loan origination, however, the loan was still considered well secured on a loan to value basis at September 30, 2023. In 2022 and 2023, the customer  liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of September 30, 2023.

•
An agricultural loan customer with a total loan relationship of $1.7 million, secured by real estate, equipment and cattle, was on non-accrual status as of September 30, 2023. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continue into 2023. Included within these loans to this customer are loans which are subject to Farm Service Agency guarantees in excess of $700,000. Depressed milk prices and the pandemic have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of September 30, 2023.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of September 30, 2023. The customer filed bankruptcy in the first quarter of 2023. The COVID-19 pandemic  escalated the cash flow difficulties this customer was experiencing. We expect that we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised.  Management reviewed the collateral and determined that no specific reserve was required as of September 30, 2023.

•
A commercial loan customer with a total loan relationship of $1.4 million, secured by airplanes and camera equipment was on non-accrual status as of September 30, 2023. The customer is in the process of selling its business, which has taken longer than expected causing cashflow difficulties. A forbearance agreement was agreed to by the Customer that calls for $180,000 of payments in the fourth quarter of 2023 and a pay-off of the entire relationship during the fourth quarter of 2023 as well. Management reviewed the collateral and determined that no specific reserve was required as of September 30, 2023.

•
A construction loan customer with a total loan relationship of $2.4 million, secured by partially  developed real estate, was on non-accrual status as of September 30, 2023. The customer has experienced delays in developing the real estate for resale resulting in financing difficulties. Management reviewed the collateral and determined that a specific reserve of $286,000 was required as of September 30, 2023.

Index
Management believes that the allowance for credit losses - loans at September 30, 2023 was adequate at that date, which was based on the following factors:

•	Five loan relationships comprise 54.7% of the non-performing loan balance, which required a specific reserve of $286,000 as of September 30, 2023.
•
The Company has a history of low charge-offs, which were 0.05% of average loans on an annualized basis for 2023, including the acquired loan charged off that was reserved for as of the acquisition date and 0.3% for 2022.

Bank Owned Life Insurance

The Company owns bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of September 30, 2023, and December 31, 2022, the cash surrender value of the life insurance was $49.6 million and $39.4 million, respectively. As part of the HVBC acquisition, the Bank acquired $10.4 million of bank owned life insurance.  The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $489,000 and $216,000 for the three month periods ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, $941,000 and $635,000, respectively, was recorded in non-interest income. During the third quarter of 2023, the Bank received proceeds of $1,097,000 upon the passing of a former employee, which generate income of approximately $200,000. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies and acquired as part of the HVBC acquisition are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of September 30, 2023, and December 31, 2022, included in other liabilities on the Consolidated Balance Sheet was a liability of $618,000 and $660,000, respectively, for the obligation under the split-dollar benefit agreements.

Index
Premises and Equipment

Premises and equipment increased $3.8 million to $21.4 million as of September 30, 2023 from December 31, 2022. As part of the HVBC acquisition, $2.3 million of property was acquired. Additionally, during 2023, the Bank acquired $1.6 million of real estate in Mansfield, Pennsylvania that will hold its corporate headquarters and operations.

Other assets

Other assets increased $17.3 million to $43.1 million. The primary driver of the increase was the HVBC acquisition, which increased other assets $14.8 million, which was due to leases, restricted stocks and prepaid expenses.

Deposits

The following table shows the composition of deposits as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,		December 31,
	2023		2022
	Amount	%	Amount	%
Non-interest-bearing deposits	$542,144	23.2	$396,260	21.5
NOW accounts	671,020	28.7	512,502	27.8
Savings deposits	319,045	13.7	321,917	17.5
Money market deposit accounts	426,633	18.3	335,838	18.2
Certificates of deposit	376,293	16.1	277,691	15.0
Total	$2,335,135	100.0	$1,844,208	100.0

	September 30, 2023/ December 31, 2022 Change
	Amount	%
Non-interest-bearing deposits	$145,884	36.8
NOW accounts	158,518	30.9
Savings deposits	(2,872)	(0.9)
Money market deposit accounts	90,795	27.0
Certificates of deposit	98,602	35.5
Total	$490,927	26.6

Deposits increased $490.9 million since December 31, 2022. As part of the HVBC acquisition, we acquired $533.4 million of deposits. Excluding the acquisition, deposits would have decreased $42.4 million.  The reduction in deposits resulted from customer funds transferred to higher-yielding investment alternatives; and seasonal reductions in municipal deposits as well as funds used for various projects within municipalities. Brokered deposits totaled $80.9 million and $16.0 million as of September 30, 2023 and December 31, 2022, respectively. As part of the acquisition, we acquired $36.2 million of brokered deposits,  which matured during the third quarter of 2023. At September 30, 2023, the Bank estimates that balances held by customers in excess of the FDIC insurance limit ($250,000 per insured account) totaled $1.08 billion, or 46.4% of the Bank’s total deposits. Included in this balance are balances held through Intrafi, which provides customers with  FDIC insurance coverage by placing customer funds with insured banks within the Intrafi network, as well as deposits collateralized by securities (almost exclusively municipal deposits). The total of these items was $491.6 million, or 21.1% of the Bank’s total deposits, as of September 30, 2023.

Borrowed Funds

Borrowed funds were $316.2 million and $257.3 million as of September 30, 2023 and December 31, 2022, respectively. As part of the HVBC acquisition, the Company acquired $58.6 million of borrowings, which accounts for the majority of the increase. The acquired borrowings included $49.8 million of FHLB advances and $8.9 million of subordinated debt.

Index
In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at September 30, 2023 was $7,012,000 and is included within fair value of derivative instruments on the consolidated balance sheets.

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

Total stockholders’ equity was $262.7 million at September 30, 2023 compared to $200.1 million at December 31, 2022, an increase of $62,539,000, or 31.3%.  As part of the HVBC acquisition, the Company issued 693,858 shares that had a fair value at the time of issuance of $60.1 million. Excluding accumulated other comprehensive loss, stockholders’ equity increased $66.0 million, or 28.3%. The accumulated comprehensive loss increased $3.5 million, which was primarily the result of the decrease in fair value of the Company’s available for sale investment portfolio caused by the increase in longer term market interest rates. For the nine months of 2023, the Company had net income of $10.3 million and declared cash dividends of $6.2 million, or $1.451 per share, representing a cash dividend payout ratio of 60.3%. As a result of implementing CECL, retained earnings increased $1,766,000.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments due to changes in market interest rates. As a result of increases in longer term market interest rates, the defined benefit plan obligations and the interest rate swaps entered into during 2020, accumulated other comprehensive loss increased approximately $3.5 million from December 31, 2022.

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

Index
Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and terminated on December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR was set at 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7.5%. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At September 30, 2023, the Bank leverage ratio under the CBLR framework was 8.64%. This ratio allows the Bank to fall within the grace period of the CBLR, and the Bank will have to meet the 9.0% requirement to be considered “well-capitalized” by the end of the first quarter of 2024. The Bank leverage ratio as of December 31, 2022 was 8.77%, which did not meet the ratio to be considered “well-capitalized”  under the CBLR as of December 31, 2022. As such, the following table provides the Bank’s computed risk‑based capital ratios as of December 31, 2022, which reflects the Bank being well capitalized at that date (dollars in thousands):
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

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2023 and December 31, 2022 (in thousands):

Index
	September 30, 2023	December 31, 2022
Commitments to extend credit	$505,950	$437,449
Standby letters of credit	19,011	15,972
	$524,961	$453,421

Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$1,265	$165

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one-time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2023 and December 31, 2022 was $13,111,000 and $12,232,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first nine months of 2023 were $2,308,000 compared to $1,150,000 during the same time period in 2022.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $1.10 billion, of which $391.9 million was outstanding, at September 30, 2023. The Bank also has two federal funds line with third party providers for $34.0 million as of September 30, 2023, which is unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $960,000, which also is not drawn upon as of September 30, 2023. The Bank also has available through the Bank Term Funding program initiated by the Federal Reserve during the second quarter of 2023, a line of $54.5 million, which is undrawn upon as of September 30, 2023. The Company has a $20.0 million line of credit with a Pennsylvania community bank, of which $17.5 million is utilized as of September 30, 2023. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Index
Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2023, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $3.4 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At September 30, 2023, the Company has equity securities that represent only 0.06% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of September 30, 2023 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-400 Shock	$93,737	$5,834	6.64
-300 Shock	91,035	3,132	3.56
-200 Shock	90,235	2,332	2.65
-100 Shock	89,458	1,555	1.77
Base	87,903	-	-
+100 Shock	85,903	(2,000)	(2.28)
+200 Shock	83,456	(4,447)	(5.06)
+300 Shock	81,507	(6,396)	(7.28)
+400 Shock	79,545	(8,358)	(9.51)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factor discussed below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. At September 30, 2023, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Index
Item 2 –	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/23 to 7/31/23	-	$0.00	-	116,389
8/1/23 to 8/31/23	2,772	$86.67	-	116,389
9/1/23 to 9/30/23	-	$0.00	-	116,389
Total	2,772	$86.67	-	116,389

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc.
(Registrant)

November 8, 2023	/s/ Randall E. Black
	By:	Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2023	/s/ Stephen J. Guillaume
	By:	Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)