Form 10-K
period 2023-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2024-03-07
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    ☐  Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $330,697,000 as of June 30, 2023.

As of February 26, 2024, there were 4,706,994 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders.

Index
PART I

ITEM 1 – BUSINESS.

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on April 30, 1984 to be the holding company for First Citizens Community Bank (the “Bank”), a Pennsylvania-chartered bank and trust company. During 2020, CZFS Acquisition Company, LLC (CZFS) was formed as a wholly owned subsidiary of the Company, and subsequently the Company’s interest in the Bank was transferred to CZFS to facilitate the merger with MidCoast Community Bancorp, Inc. (MidCoast) and its wholly owned subsidiary, MidCoast Community Bank (“MC Bank”), which was completed on April 17, 2020.  On June 16, 2023, the Company acquired HV Bancorp, Inc. (“HVBC”) and its wholly owned subsidiary, Huntingdon Valley Bank (“HVB”). The Company is primarily engaged in the ownership and management of CZFS, its subsidiary, the Bank and the Bank’s wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA LLC (“Realty”).

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

The Bank’s main office is located at 15 South Main Street, Mansfield (Tioga County), Pennsylvania.  In addition to the main office in Mansfield, the Bank operates 39 full service offices, one limited branch office and four mortgage centers in its market areas. The Bank’s north central, Pennsylvania market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York. The south-central Pennsylvania market consists of Lebanon county and portions of Berks, Lancaster and Schuylkill Counties in Pennsylvania. The Central Pennsylvania market consists of our offices in Centre, Clinton and Union counties and the surrounding communities, as well as Lycoming County with the opening of the Williamsport branch in the fourth quarter of 2023. Our Delaware market consists of Wilmington and Dover, Delaware and portions of Chester County, Pennsylvania and was due to the MidCoast acquisition, completed in April 2020, which added two offices in Wilmington, Delaware and one office in Dover, Delaware. In November of 2020, the Bank opened a full-service branch in Chester County, Pennsylvania. The south east Pennsylvania market consists of Montgomery, Bucks and Philadelphia counties in Pennsylvania, as well as Burlington County New Jersey and was the result of the HVBC acquisition. The economy of the Bank’s market areas are diversified and include manufacturing industries, wholesale and retail trade, service industries, agricultural and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central, central and south-central Pennsylvania, the southern tier of New York and the cities and surrounding areas of Wilmington and Dover, Delaware.

The economy of the Bank’s market areas are diversified and include manufacturing industries, wholesale and retail trade, service industries, agricultural and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central, central and south-central Pennsylvania, the southern tier of New York and the cities and surrounding areas of Wilmington and Dover, Delaware.

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

HUMAN CAPITAL RESOURCES

At December 31, 2023, we had a total of 422 employees, including 27 part-time and 11 commissioned employees and of which approximately 71% are women. The full-time equivalent of our total employees at December 31, 2023 was 401. As a financial institution, approximately 42% of our employees are employed at our branch and loan production offices. The success of our business is highly dependent on our employees, who provide value to our customers and communities through their dedication to our mission. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

We encourage and support the growth and development of our associates and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through internally developed training programs and specialty education within banking and using universities that offer Banking Management programs. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. At December 31, 2023, 20% of our current staff had been with us for fifteen years or more.

The safety, health and wellness of our employees is a top priority. All employees are asked not to come to work when they experience signs or symptoms of illness. On an ongoing basis, we further promote the health and wellness of our associates by strongly encouraging work-life balance and sponsoring various wellness programs, whereby associates are compensated for incorporating healthy habits into their daily routines

SUPERVISION AND REGULATION

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

PENNSYLVANIA BANKING LAWS

The Pennsylvania Banking Code (“Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the PDB so that the supervision and regulation of state-chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

Index
Pennsylvania law also provides Pennsylvania state-chartered institutions elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the FDIC, subject to a required notice to the PDB. The Federal Deposit Insurance Corporation Act (“FDIA”), however, prohibits state-chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is restricted by the FDIA.

In April 2008, banking regulators in the States of New Jersey, New York, and Pennsylvania entered into a Memorandum of Understanding (the “Interstate MOU”) to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU establishes the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state-chartered banks branching within the region by eliminating duplicative host state compliance exams.  Under the Interstate MOU, the activities of branches we established in New York would be governed by Pennsylvania state law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the PDB. In the event that the PDB and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the PDB and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.

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

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy, as discussed above. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2023, the Bank is in the grace period under the CBLR framework and the Bank’s leverage ratio was 8.54%.

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

Index
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

Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2023, without prior regulatory approval, aggregate dividends of approximately $42.9 million, plus net profits earned to the date of such dividend declaration.

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

Index
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

FEDERAL RESERVE SYSTEM

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). These reserve requirements are subject to annual adjustment by the FRB.  For 2023, the Bank would have been required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to and including $691.7 million, plus 10% on the remainder, and the first $36.1 million of otherwise reservable balances would have been exempt. In March 2020, the FRB reduced all reserve requirements to zero in response to the COVID-19 pandemic.

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

Index
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

Index
The FRB has issued a policy statement regarding the payment of dividends and other capital distributions by bank holding companies.  In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations.  Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

Index
Higher loan losses could require us to increase our allowance for credit losses through a charge to earnings.

When we loan money, we incur the risk that our borrowers do not repay their loans. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. A decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, bank regulators may require us to make a provision for credit losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for credit losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Our allowance for credit losses amounted to $21.2 million, or 0.94% of total loans outstanding and 173.6% of nonperforming loans, at December 31, 2023. Our allowance for credit losses at December 31, 2023 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2023 the top 40 relationships of the Bank had an outstanding balance of $559.7 million. These loans represent approximately 24.9% of our entire outstanding loan portfolio as of December 31, 2023 and the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for credit losses, which would negatively impact our results of operations.

During 2023, the Bank implemented ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets.  The underlying premise of the Update was that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The implementation of this standard did result in a decrease of $2.2 million to the Company’s allowance for credit losses effective January 1, 2023 compared to December 31, 2023.

Our emphasis on commercial real estate, agricultural real estate, construction and other commercial loan lending may expose us to increased lending risks.

At December 31, 2023, we had $1.09 billion in loans secured by commercial real estate, $314.8 million in agricultural real estate loans, $195.8 million in construction loans and $136.2 million in other commercial loans. Commercial real estate loans, agricultural real estate, construction and other commercial loans represented 48.6%, 14.0%, 8.7% and 6.1%, respectively, of our loan portfolio.  At December 31, 2023, we had $16.6 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural real estate, construction and other commercial loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. We monitor loan concentrations on an individual relationship and industry wide basis to monitor the amount of risk we have in our loan portfolio.

Index
Agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower’s control.

At December 31, 2023, our agricultural loans, consisting primarily of agricultural real estate loans and other agricultural loans, totaled $345.5 million, representing 15.4% of our total loan portfolio. The primary activities of our agricultural customers include dairy and beef farms, poultry and swine operations, crops and support businesses.  Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. Weaker prices could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land, animals and equipment that serves as collateral for certain of our loans. At December 31, 2023, the Company had a loan concentration to the dairy industry totaling $118,599,000, or 5.3% of total loans and 34.3% of total agricultural loans compared to 7.0% of total loans and 34.5% of total agricultural loans at December 31, 2022.

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

•	access to technology and the successful implementation of production technologies;
•	and changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers.
•	Disruptions in the supply chain and the processing of product and delivery to the final retail channel

Lower prices for agricultural products may cause farm revenues to decline and farm operators may be unable to reduce expenses as quickly as their revenues decline. In addition, many farms are dependent on a limited number of key individuals whose injury or death could significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than residential mortgage lending, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale) or perishable assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value

Loan participations comprise a portion of our loan portfolio and a decline in loan participation volume could hurt profits and slow loan growth.

We have actively engaged in loan participations whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. We underwrite any loan we participate in as if we are originating the loan. The primary difference is that financial information is received from the participating financial institution and not the borrower. The loans we participate in as a purchaser totaled $87.8 million and $65.3 million at December 31, 2023 and 2022, respectively. As a percent of total loans, participation purchased loans were 3.9%, and 3.8% as of December 31, 2023 and 2022, respectively.  Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.

Index
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

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. Generally, the fair value of our investment securities decrease during periods of rising market interest rates and increase during periods of declining market interest rates. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2023, our investment portfolio included available for sale investment securities with an amortized cost of $453.3 million and a fair value of $417.6 million, which included unrealized losses on 328 securities totaling $36.0 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

RISKS RELATED TO OUR SECONDARY MORTGAGE OPERATIONS

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We generally sell in the secondary market the longer term fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test annually for impairment. The value of mortgage servicing rights tends to increase with rising interest rates and to decrease with falling interest rates, with refinance activity increasing in falling rate environments. If we are required to take an impairment charge on our mortgage servicing rights our earnings would be adversely affected.

As a result of acquisitions, the Bank acquired a portfolio of loans sold to the FHLB, which were sold under the Mortgage Partnership Finance Program ("MPF"). While the Bank was not an active participant in the MPF program in 2023, we continue to evaluate the program to see if it would be beneficial to our customers and our performance. The MPF portfolio balance was $10,161,000 at December 31, 2023. The FHLB maintains a first-loss position for the MPF portfolio that totals $165,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $229,000 of losses. The Bank has not experienced any losses for the MPF portfolio.

Index
RISKS RELATED TO OUR MARKET AREA

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter, and Tioga in north central Pennsylvania, Lebanon, Schuylkill, Berks and Lancaster in south central, Pennsylvania, Centre and Clinton in central Pennsylvania, and Allegany, Steuben, Chemung and Tioga Counties in southern New York.  With the acquisition of MidCoast, we consider the cities and surrounding areas of Wilmington and Dover, Delaware, as well as Kennett Square, Pennsylvania in Chester County, as primary market areas. With the acquisition of HVBC, we have expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branches, four mortgage centers and one business banking facility. The majority of the Bank’s loan and deposits come from households and businesses whose primary address is located in the Bank’s primary market areas.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market areas.  Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania, New York, New Jersey and Delaware could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

RISKS RELATED TO LAWS AND REGULATIONS

Regulation of the financial services industry is significant, and future legislation could increase our cost of doing business or harm our competitive position.

We are subject to extensive regulation, supervision and examination by the FRB and the PDB, our primary regulators, and by the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our profitability and operations. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

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

Index
RISKS RELATED TO COMPETITION

Strong competition within the Bank’s market areas could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase the volume of our loan and deposit portfolios.  As of June 30, 2023, which is the most recent date for which information is available, we held 33.8% of the FDIC insured deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the second largest share of deposits out of eight financial institutions with offices in the area, and 6.8% of the FDIC insured deposits in Allegany County, New York, which was the third largest share of deposits out of three financial institutions with offices in this area. As of June 30, 2023, we held 7.9% of the FDIC insured deposits in Lebanon County, Pennsylvania, which was the fourth largest share out of the 12 financial institutions with offices in the County. As of June 30, 2023, we held 3.7% of the FDIC insured deposits in Clinton County, Pennsylvania, which was the eighth largest share out of the eight financial institutions with offices in the County. Our offices in Berks, Centre, Chester, Lancaster, Schuylkill, Montgomery, Bucks and Philadelphia Counties of Pennsylvania and our offices in Wilmington and Dover, Delaware and Burlington, New Jersey all have less than 3% of the FDIC insured deposits of the corresponding County as of June 30, 2023. This data does not include deposits held by credit unions. Competition also makes it more difficult to hire employees and more expensive to retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes (fintech) and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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

Index
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

Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to the Company, adversely impacting the Company’s liquidity and ability to pay dividends. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank's ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2023, the book value of our goodwill was $85.8 million, all of which was recorded at the Bank.

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

Index
ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C – CYBERSECURITY

Risk Management and Strategy

Cybersecurity is a critical component of our risk management program, given the increasing reliance on technology and potential of cyber threats. Our Information Security Officer is primarily responsible for the cybersecurity / information security program.  The Information Security Officer reports directly to the Chief Operations Officer, and periodically reports to the Audit and Examination Committee of our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around regulatory guidance and related industry standards. In addition, we leverage various cyber-related associations, threat intelligence feeds, and audits to facilitate and promote program effectiveness. The information security program is periodically reviewed by the Information Security Officer in collaboration with information technology management with the goal of addressing changing threats and conditions.

We employ a layered defensive strategy when designing our cybersecurity controls.  We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations, and tabletop exercises. We engage in regular monitoring and assessments of our technology infrastructure using internal staff and third-party specialists. We conduct ongoing social engineering testing and training across our entire employee base.  We maintain a vendor management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. Our independent auditors periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including engagement of appropriate third parties such as insurance providers and incident response professionals, and timely reporting to our CEO and Board of Directors as appropriate.  The Incident Response Plan is coordinated by the Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple areas of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is always present. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks. While we have experienced cybersecurity incidents in the past, risks from cybersecurity threats have not materially affected our company to date. For further discussion of risks from cybersecurity threats, see the section captioned “We are subject to certain risks in connection with our use of technology” in Item 1A. Risk Factors.

Index
Governance

Our Information Security Officer is responsible for managing our information security program, inclusive of cybersecurity risk assessment, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business continuity. Some of these responsibilities are carried out in collaboration with other internal departments, such as the information technology department.  In any case, the Information Security Officer provides guidance, oversight, and monitoring of the information security program, and acts in an independent role, reporting directly to the Chief Operations Officer and subsequently to the Audit and Examination Committee of the board of directors.  Our Information Security Officer has extensive bank operations experience, has attained Certified Banking Security Manager certification with the banking industry, and attends relevant cybersecurity training sessions on a regular basis.  Our information technology department consists of technology professionals with varying degrees of education and experience.  Our information technology management team has significant technology and operational experience, including experience in mitigating and responding to cybersecurity threats.

The Audit and Examination Committee of our board of directors is responsible for overseeing our information and cybersecurity risk management program, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security Officer provides quarterly reports to the Audit and Examination Committee of our board of directors regarding the information security program, cybersecurity and/or privacy incidents, key cybersecurity initiatives, and other matters relating to cybersecurity processes.  These reports may occur more frequently if a significant issue or incident is being addressed.

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. The Bank owns twenty-five banking facilities and leases twenty-three other facilities.

The net book value of owned banking facilities and leasehold improvements totaled $18,072,000 as of December 31, 2023.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since June 3, 2022, the Company’s common stock has been listed on the Nasdaq Stock Market under the symbol “CZFS”.  Before that date, the Company’s common stock was quoted on the OTC Pink Market under the same symbol. The high and low  prices in the table below are for the full quarter during which the Company’s common stock was quoted on the OTC Pink Market and reflect bid prices between broker-dealers published by the OTC Pink Market and the Pink Sheets Electronic Quotation Service. The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  For 2023 and 2022, cash dividends were declared on a quarterly basis and are summarized in the table below:

			Dividends			Dividends
	2023		declared	2022		declared
	High	Low	per share	High	Low	per share
First quarter	N/A	N/A	$0.485	$62.97	$59.46	$0.475
Second quarter	N/A	N/A	0.485	N/A	N/A	0.475
Third quarter	N/A	N/A	0.490	N/A	N/A	0.480
Fourth quarter	N/A	N/A	0.490	N/A	N/A	0.480

Index
The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company's Board of Directors expects that comparable cash dividends will continue to be paid by the Company in the future; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend distribution. Cash available for dividend distributions to stockholders of the Company comes primarily from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if, after payment, the Company would be able to pay debts as they become due in the usual course of our business and total assets will be greater than the sum of total liabilities.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions. Also see “Supervision and Regulation – Regulatory Restrictions on Bank Dividends,” “Supervision and Regulation – Holding Company Regulation,” and “Note 17 – Regulatory Matters” to the consolidated financial statements.

As of February 26, 2024, the Company had 1,898 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2023:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/23 to 10/31/23	-	$0.00	-	150,000
11/1/23 to 11/30/23	-	$0.00	-	150,000
12/1/23 to 12/31/23	3	$47.00	3	149,997
Total	3	$47.00	3	149,997

(1)
On April 22, 2023, the Company announced that the Board of Directors authorized the Company to repurchase up to an additional 150,000 shares at an aggregate purchase price not to exceed $15.0 million over a period of 36 months. The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors.  No time limit was placed on the duration of the share repurchase program.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

ITEM 6 – [RESERVED]

Index
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, the Bank, First Citizens Insurance, Realty or the Company on a consolidated basis. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements.  Forward-looking statements may prove inaccurate. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:

•	Interest rates could change more rapidly or more significantly than we expect or remain inverted for a longer period than anticipated.
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

•	We could experience greater loan delinquencies than anticipated, adversely affecting our earnings and financial condition.
•	We could experience greater losses than expected due to the ever-increasing volume of information theft and fraudulent scams impacting our customers and the banking industry.
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

Index
The Company engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. With the recently completed HVBC acquisition, we have expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branches, four mortgage centers and one business banking facility. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 48 banking facilities, 39 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square, Warrington, Plumsteadville, Philadelphia, two branches near the city of Lebanon and two branches in Huntington Valley. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. The mortgage centers acquired as part of the acquisition are located in Montgomeryville, PA, Huntington Valley, PA, Philadelphia, PA and Mount Laurel, NJ. The business banking facility is located in Philadelphia, PA. In the fourth quarter of 2023, we opened a branch in Williamsport, Pennsylvania.

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

Index
SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 2023:

(in thousands, except per share data)	2023	2022	2021	2020	2019
Interest and dividend income	$127,118	$83,357	$73,217	$70,296	$61,980
Interest expense	46,858	11,223	7,105	8,105	12,040
Net interest income	80,260	72,134	66,112	62,191	49,940
Provision for credit losses	937	1,683	1,550	2,400	1,675
Provision for credit losses - acquisition day 1 non-PCD	4,591	-	-	-	-
Net interest income after provision for credit losses	74,732	70,451	64,562	59,791	48,265
Non-interest income	11,800	9,999	11,754	11,158	8,242
Investment securities gains (losses), net	(195)	(261)	551	264	144
Non-interest expenses	64,822	44,694	41,550	40,847	33,341
Income before provision for income taxes	21,515	35,495	35,317	30,366	23,310
Provision for income taxes	3,704	6,435	6,199	5,263	3,820
Net income	$17,811	$29,060	$29,118	$25,103	$19,490

Per share data:
Net income - Basic (1)	$4.06	$7.25	$7.24	$6.40	$5.30
Net income - Diluted (1)	4.06	7.25	7.24	6.40	5.30
Cash dividends declared (1)	1.94	1.88	1.83	1.86	1.71
Stock dividend	1%	1%	1%	1%	1%
Book value (1) (2)	64.70	58.17	52.87	47.46	42.23

End of Period Balances:
Total assets	$2,975,321	$2,333,393	$2,143,863	$1,891,674	$1,466,339
Investments in equity and available for sale debt securities	419,539	441,714	412,402	295,189	240,706
Loans	2,248,836	1,724,999	1,441,533	1,405,281	1,115,569
Allowance for credit losses	21,153	18,552	17,304	15,815	13,845
Total deposits	2,321,481	1,844,208	1,836,511	1,588,858	1,211,118
Total borrowings	322,036	257,278	73,977	88,838	85,117
Stockholders' equity	279,666	200,147	212,492	194,259	154,774

Key Ratios
Return on assets (net income to average total assets)	0.66%	1.29%	1.45%	1.46%	1.34%
Return on equity (net income to average total equity)	6.52%	12.98%	14.26%	14.21%	13.00%
Equity to asset ratio (average equity to average total assets, excluding other comprehensive income)	10.13%	9.93%	10.20%	10.27%	10.31%
Net interest margin (tax equivalent) (3)	3.21%	3.41%	3.52%	3.92%	3.72%
Efficiency (4)	66.72%	52.55%	51.57%	53.62%	54.27%
Dividend payout ratio (dividends declared divided by net income)	47.74%	26.11%	25.36%	29.32%	32.40%
Tier 1 leverage (5)	7.65%	9.31%	9.31%	9.16%	9.77%
Common equity risk based capital (5)	9.21%	12.03%	12.03%	11.22%	12.11%
Tier 1 risk-based capital (5)	9.53%	12.53%	12.53%	11.75%	12.79%
Total risk-based capital (5)	11.26%	14.35%	14.35%	12.86%	14.04%
Nonperforming assets/total loans	0.59%	0.43%	0.61%	0.93%	1.38%
Nonperforming loans/total loans	0.56%	0.40%	0.53%	0.80%	1.08%
Allowance for credit losses/total loans	0.94%	1.08%	1.20%	1.13%	1.24%
Net (recoveries)charge-offs/average loans	0.06%	0.03%	0.00%	0.03%	0.06%

(1)	Amounts were adjusted to reflect stock dividends.
(2)	Calculation excludes accumulated other comprehensive loss.
(3)
Tax adjusted net interest income to average interest-earning assets. Tax adjusted net Interest income is a non-gaap measure and is reconciled to the GAAP equivalent measure on page 25 of this Form 10-k.

(4)
Bank non-interest expenses to tax adjusted net interest income and non-interest income, excluding security gains. Tax adjusted net Interest income is a non-gaap measure and is reconciled to the GAAP equivalent measure on page 30 of this 10k. The efficiency ratio calculated using non-tax effected net interest income was 67.50% 53.22%, 52.21%, 54.50% and 55.36%, for the years ended 2023, 2022, 2021, 2020 and 2019, respectively.

(5)	Ratio calculated on consolidated level

Index
TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES

Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts. In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2023, and 2022, assets owned and invested by customers of the Bank through the Bank’s investment representatives totaled $329.4 million and $283.5 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2023 and 2022 of $167.9 million and $150.0 million, respectively. During the year ended December 31, 2023, $1.4 million of new trust accounts were opened, $7.9 million of additional contributions to trust accounts, $10.1 million distributed from trust accounts, and $8.1 million of accounts were closed. As a result of market fluctuations, the fair value of the trust accounts increased approximately $26.0 million during the year ended December 31, 2023. The following table reflects trust accounts by investment type and structure:

(market values - in thousands)	2023	2022
INVESTMENTS:
Bonds	$16,386	$13,497
Stock	32,270	33,659
Savings and Money Market Funds	16,531	14,813
Mutual Funds	86,261	75,700
Mineral interests	4,715	8,465
Mortgages	780	783
Real Estate	9,444	1,965
Miscellaneous	1,507	847
Cash	-	302
TOTAL	$167,894	$150,031
ACCOUNTS:
Trusts	46,713	47,762
Guardianships	330	400
Employee Benefits	60,759	50,883
Investment Management	60,091	50,985
Custodial	1	1
TOTAL	$167,894	$150,031

Our financial consultants offer full service brokerage and financial planning services throughout the Bank’s market areas.  Appointments can be made at any Bank branch.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

RESULTS OF OPERATIONS

Net income for the year ended December 31, 2023 was $17,811,000, which represents a decrease of $11,249,000, or 38.7%, when compared to 2022 due primarily to the one-time costs associated with the HVBC acquisition.  Net income for the year ended December 31, 2022 was $29,060,000, which represents a decrease of $58,000, or 0.2%, when compared to 2021. Basic and diluted earnings per share were $4.06, $7.25 and $7.24 for 2023, 2022 and 2021, respectively.

Net income is influenced by five key components: net interest income, provision for credit losses, non-interest income, non-interest expenses, and the provision for income taxes.

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

Index
Analysis of Average Balances and Interest Rates
	2023			2022			2021
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(dollars in thousands)	(1) $	$	%	(1) $	$	%	(1) $	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	24,470	572	2.34	52,655	171	0.32	108,872	124	0.11
Total short-term investments	24,470	572	2.34	52,655	171	0.32	108,872	124	0.11
Interest bearing time deposits at banks	5,255	164	3.10	8,352	229	2.75	12,527	323	2.57
Investment securities:
Taxable	383,241	8,043	2.10	372,430	6,238	1.68	252,470	4,198	1.66
Tax-exempt (3)	112,806	2,866	2.54	120,592	3,106	2.58	104,379	2,786	2.67
Total investment securities	496,047	10,909	2.20	493,022	9,344	1.90	356,849	6,984	1.96
Loans:
Residential mortgage loans	290,971	15,918	5.47	204,063	9,712	4.76	203,062	9,867	4.86
Construction loans	135,315	9,485	7.01	73,214	3,298	4.50	56,315	2,292	4.07
Commercial Loans	1,081,488	64,561	5.97	854,460	41,155	4.82	739,000	36,215	4.90
Agricultural Loans	342,980	17,061	4.97	347,420	15,387	4.43	349,951	15,079	4.31
Loans to state & political subdivisions	59,308	2,299	3.88	56,004	1,863	3.33	52,804	1,871	3.54
Other loans	94,519	7,204	7.62	58,715	3,201	5.45	24,125	1,385	5.74
Loans, net of discount (2)(3)(4)	2,004,581	116,528	5.81	1,593,876	74,616	4.68	1,425,257	66,709	4.68
Total interest-earning assets	2,530,353	128,173	5.07	2,147,905	84,360	3.93	1,903,505	74,140	3.89
Cash and due from banks	9,341			6,708			6,525
Bank premises and equipment	19,871			17,287			17,194
Other assets	139,474			84,066			75,410
Total non-interest earning assets	168,686			108,061			99,129
Total assets	2,699,039			2,255,966			2,002,634
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	666,505	13,396	2.01	520,895	2,425	0.47	457,189	1,387	0.30
Savings accounts	318,299	1,314	0.41	323,939	421	0.13	290,376	322	0.11
Money market accounts	364,385	8,713	2.39	343,288	2,004	0.58	257,937	684	0.27
Certificates of deposit	328,553	8,276	2.52	299,110	2,466	0.82	351,265	3,444	0.98
Total interest-bearing deposits	1,677,742	31,699	1.89	1,487,232	7,316	0.49	1,356,767	5,837	0.43
Other borrowed funds	326,577	15,159	4.64	149,661	3,907	2.61	84,621	1,268	1.50
Total interest-bearing liabilities	2,004,319	46,858	2.34	1,636,893	11,223	0.69	1,441,388	7,105	0.49
Demand deposits	382,979			374,675			341,604
Other liabilities	38,419			20,443			15,420
Total non-interest-bearing liabilities	421,398			395,118			357,024
Stockholders' equity	273,322			223,955			204,222
Total liabilities & stockholders' equity	2,699,039			2,255,966			2,002,634
Net interest income		81,315			73,137			67,035
Net interest spread (5)			2.73%			3.24%			3.40%
Net interest income as a percentage of average interest-earning assets			3.21%			3.41%			3.52%
Ratio of interest-earning assets to interest-bearing liabilities			126.00			131.00			132.00

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21% for 2023, 2022 and 2021.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Federal statutory rate for the corresponding year. Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

Index
	2023	2022	2021
Interest and dividend income from investment securities, interest bearing time deposits and short-term investments (non-tax adjusted) (GAAP)	$11,043	$9,092	$6,846
Tax equivalent adjustment	602	652	585
Interest and dividend income from investment securities, interest bearing time deposits and short-term investments (tax equivalent basis) (Non-GAAP)	$11,645	$9,744	$7,431

	2023	2022	2021
Interest and fees on loans (non-tax adjusted) (GAAP)	$116,075	$74,265	$66,371
Tax equivalent adjustment	453	351	338
Interest and fees on loans (tax equivalent basis) (Non-GAAP)	$116,528	$74,616	$66,709

	2023	2022	2021
Total interest income	$127,118	$83,357	$73,217
Total interest expense	46,858	11,223	7,105
Net interest income (GAAP)	80,260	72,134	66,112
Total tax equivalent adjustment	1,055	1,003	923
Net interest income (tax equivalent basis) (Non-GAAP)	$81,315	$73,137	$67,035

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2023 vs. 2022 (1)			2022 vs. 2021 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(38)	$439	$401	$(18)	$65	$47
Interest bearing time deposits at banks	(102)	37	(65)	(118)	24	(94)
Investment securities:
Taxable	187	1,618	1,805	2,010	30	2,040
Tax-exempt	(199)	(41)	(240)	414	(94)	320
Total investment securities	(12)	1,577	1,565	2,424	(64)	2,360
Total investment income	(152)	2,053	1,901	2,288	25	2,313
Loans:
Residential mortgage loans	4,593	1,613	6,206	49	(204)	(155)
Construction loans	3,737	2,450	6,187	742	264	1,006
Commercial Loans	12,312	11,094	23,406	5,549	(609)	4,940
Agricultural Loans	(194)	1,868	1,674	(108)	416	308
Loans to state & political subdivisions	115	321	436	110	(118)	(8)
Other loans	2,422	1,581	4,003	1,882	(66)	1,816
Total loans, net of discount	22,985	18,927	41,912	8,224	(317)	7,907
Total Interest Income	22,833	20,980	43,813	10,512	(292)	10,220
Interest Expense:
Interest-bearing deposits:
NOW accounts	853	10,118	10,971	215	823	1,038
Savings accounts	(7)	900	893	40	59	99
Money Market accounts	130	6,579	6,709	285	1,035	1,320
Certificates of deposit	266	5,544	5,810	(473)	(505)	(978)
Total interest-bearing deposits	1,242	23,141	24,383	67	1,412	1,479
Other borrowed funds	6,786	4,466	11,252	1,343	1,296	2,639
Total interest expense	8,028	27,607	35,635	1,410	2,708	4,118
Net interest income	$14,805	$(6,627)	$8,178	$9,102	$(3,000)	$6,102

(1)
The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

2023 vs. 2022

Tax equivalent net interest income for 2023 was $81,315,000 compared to $73,137,000 for 2022, an increase of $8,178,000 or 11.2%. Total interest income increased $43,813,000, as loan interest income increased $41,912,000, and total investment income increased $1,901,000. Interest expense increased $35,635,000 from 2022.

Index
Total tax equivalent interest income from investment securities increased $1,565,000 in 2023 from 2022. The average balance of investment securities increased $3.0 million, but the average balance of tax-exempt securities decreased $7.8 million, which had an effect of decreasing interest income by $12,000 due to volume. During 2023, the Bank had limited investment activity, excluding the sales of investments obtained as part of the HVBC acquisition. The average tax-effected yield on our investment portfolio increased from 1.90% in 2022 to 2.20% in 2023. The increase in the tax-effected yield is attributable to purchases made during 2022 and 2023, which were made in a higher rate environment. As a result of the yield on investment securities increasing 30 basis points (bps) to 2.20%, interest income on investment securities increased $1,577,000, with the increase related to taxable securities.The investment strategy for 2023 was to utilize cashflows from the investment portfolio to repay overnight borrowings. The decrease in the investment portfolio was due to long-term interest rates increasing in the first nine months of 2023 compared to December 31, 2022 and investment repayments and maturities. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

In total, loan interest income increased $41,912,000 in 2023 from 2022.  The average balance of our loan portfolio increased by $410.7 million in 2023 compared to 2022, which resulted in an increase in interest income of $22,985,000 due to volume, primarily due to the HVBC acquisition completed in June 2023. The average tax-effected yield on our loan portfolio was 5.81% for 2023 compared to 4.68% for 2022 resulting in an increase in loan interest income of $18,927,000. The tax-effected yield increased during 2023 due to a rise in market interest rates.

•
Interest income on residential mortgage loans increased $6,206,000. The average balance of residential mortgage loans increased $86.9 million as a result of the HVBC acquisition, resulting in an increase of $4,593,000 due to volume. The change due to rate was an increase of $1,613,000 as the average yield on residential mortgages increased from 4.76% in 2022 to 5.47% in 2023 as a result of the higher rate environment in 2023 and the acquired loans having market interest rates at the time of acquisition in June 2023.

•
The average balance of construction loans increased $62.1 million from 2022 to 2023 as a result of projects in our south eastern Pennsylvania market acquired as part of the HVBC acquisition, and Delaware market, which resulted in an increase of $3,737,000 in interest income. The average yield on construction loans increased from 4.50% to 7.01%, which correlated to a $2,450,000 increase in interest income.

•
Interest income on commercial loans increased $23,406,000 from 2022 to 2023.  The increase in the average balance of commercial loans of $227.0 million is primarily attributable to the HVBC acquisition. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $12,312,000. Our lenders have been able to attract and retain loan relationships in their markets by providing excellent customer service and having attractive products.  We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the Small Business Administration (SBA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area. The average yield on commercial loans increased 115 bps to 5.97% in 2023, resulting in an increase in interest income due to rate of $11,094,000. The increase in yield on commercial loans was a result of the higher rate environment in 2023 and the acquired loans having market interest rates at the time of acquisition in June 2023.

•
Interest income on agricultural loans increased $1,674,000 from 2022 to 2023.  The decrease in the average balance of agricultural loans of $4.4 million is primarily attributable to the south-central Pennsylvania market. The decrease in the average balance of these loans resulted in a decrease in interest income due to volume of $194,000.  The average yield on agricultural loans increased from 4.43% in 2022 to 4.97% in 2023 due to the increase in market rates, resulting in an increase in interest income due to rate of $1,868,000. We believe our lenders are adept at customizing, understanding and have the expertise to structure loans for customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the United States Department of Agriculture’s (USDA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area.

Index
•
The average balance of loans to state and political subdivisions increased $3.3 million from 2022 to 2023 which had a positive impact of $115,000 on total interest income due to volume was due to customers issuing debt for various public service projects that the Bank was able to finance. The average tax equivalent yield on loans to state and political subdivisions increased from 3.33% in 2022 to 3.38% in 2023, increasing interest income by $321,000.

•
The average balance of other loans increased $35.8 million as a result of an increase in outstanding student loans. This resulted in an increase of $2,422,000 on total interest income due to volume. The average tax equivalent yield on other loans increased from 5.45% in 2022 to 7.62% in 2023, increasing interest income by $1,581,000 in other loans

Total interest expense increased $35,635,000 in 2023 compared to 2022.  The majority of the increase was due to an increase in the average rate paid on interest bearing liabilities of 165 basis points to 2.34%. This increase resulted in an increase in interest expense of $27,607,000. The increase in rates was driven by the Federal Reserve’s response to inflation during 2022 and 2023 by increasing interest rates. The average rate on money markets increased from 0.58% to 2.39% resulting in an increase in interest expense of $6,579,000. The average rate paid on savings accounts increased 28 bps and resulted in an increase in interest expense of $900,000. The average rate paid on NOW accounts increased from 0.47% to 2.01% resulting in an increase in interest expense of $10,118,000.  The average rate paid on certificates of deposits increased from 0.82% to 2.52% resulting in an increase interest expense of $5,544,000. The average rate paid on other borrowed funds increased from 2.61% to 4.64% resulting in an increase in interest expense of $4,466,000.

Average interest-bearing liabilities increased $367.4 million in 2023, with average interest-bearing deposits increasing $190.5 million and average other borrowings increasing $176.9 million. As a result of the increase in average deposits, interest expense increased $1,242,000 as result of the change in volume. Increases in average deposits, which were primarily driven by the HVBC acquisition, included NOW accounts of $145.6 million, money market accounts of $21.1 million and certificates of deposits $29.4 million. The average balance of other borrowed funds increased $176.9million due to the HVBC acquisition and funding growth, which corresponds to an increase in interest expense of $6,786,000.

Our tax equivalent net interest margin for 2023 was 3.21% compared to 3.41% for 2022, with the change attributable to the yield of interest-earning assets increasing less than the cost from interest-bearing liabilities during 2023. Interest rates continued to increase during the first half of 2023 as the Federal Reserve continued to respond to inflation and to aggressively tighten monetary policy. The year began with inflation remaining significantly above the Federal Reserve’s targets and ended with inflation decreasing but remaining above the target of 2%.  The yield curve remained inverted throughout 2023 with some of the highest inversion seen in decades. In the second of half of 2023, the market expected the Federal reserve to start decreasing rates in the first half of 2024. As a result, U.S. Treasury yields ended the year well below the peak.

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

Index
In total, loan interest income increased $7,907,000 in 2022 from 2021.  The average balance of our loan portfolio increased by $168.6 million in 2022 compared to 2021, which resulted in an increase in interest income of $8,224,000 due to volume.  The increase in the average balance of loans was driven by in large part by growth in the Delaware market during 2022. While the Bank’s other markets experienced loan growth, it was not to the extent experienced in Delaware. The average tax-effected yield on our loan portfolio was 4.68% for both 2022 and 2021 and a small decrease in loan interest income of $317,000 was due to rate. The tax-effected yield remained steady due to 2021 benefitting from additional PPP loan amortization of $2,061,000 compared to 2022, otherwise the yield on loans 2022 would have exceeded 2021.

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

•
The average balance of construction loans increased $16.9 million from 2021 to 2022 as a result of projects in our south-central Pennsylvania market and Delaware market, which resulted in an increase of $742,000 in interest income. The average yield on construction loans increased from 4.07% to 4.50%, which correlated to a $264,000 increase in interest income.

•
Interest income on commercial loans increased $4,940,000 from 2021 to 2022.  The increase in the average balance of commercial loans of $115.5 million is attributable to the Delaware market. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $5,549,000. The average yield on commercial loans decreased 8 basis points to 4.82% in 2022, resulting in a decrease in interest income due to rate of $609,000. The decrease in yield on commercial loans was due to PPP loan amortization decreasing $2,061,000 in 2022 compared to 2021.

•
Interest income on agricultural loans increased $308,000 from 2021 to 2022.  The decrease in the average balance of agricultural loans of $2.5 million is primarily attributable to the south-central Pennsylvania market. The decrease in the average balance of these loans resulted in a decrease in interest income due to volume of $108,000.  The average yield on agricultural loans increased from 4.31% in 2021 to 4.43% in 2022 due to a general increase in market rates, resulting in an increase in interest income due to rate of $416,000.

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

•
The average balance of other loans increased $34.6 million as a result of an increase in outstanding student loans. This resulted in an increase of $1,882,000 on total interest income due to volume. The average tax equivalent yield on other loans decreased from 5.74% in 2021 to 5.45% in 2022, decreasing interest income by $66,000 in other loans.

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

Index
Average interest-bearing liabilities increased $195.5 million in 2022, with average interest-bearing deposits increasing $130.5 million and average other borrowings increasing $65.0 million. As a result of the increase in average deposits, interest expense increased $67,000 as result of the change in volume. Increases in average deposits, which were primarily driven by organic growth across all markets of the Bank, included NOW accounts of $63.7 million, savings accounts of $33.6 million and money market accounts of $85.4 million. Certificates of deposits decreased $52.2 million as maturing balances were not placed into term products. The average balance of other borrowed funds increased $60.5 million due to funding loan growth, which corresponds to an increase in interest expense of $1,343,000.

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

PROVISION FOR CREDIT LOSSES

For the year ended December 31, 2023, we recorded a provision for credit losses of $5,528,000. The provision for 2023 was $3,845,000, or 228.5%, higher than the provision in 2022. The provision for 2023 includes $4,591,000 associated with the HVBC acquisition and $36,000 as a provision for off-balance sheet items. Excluding these items, the provision for 2023 is $782,000 less than the comparable period in 2022 and is due to limited organic loan activity in 2023. (see also “Financial Condition – Allowance for Credit Losses - Loans and Credit Quality Risk”).

For the year ended December 31, 2022, we recorded a provision for credit losses of $1,683,000. The provision for 2022 was $133,000, or 8.6%, higher than the provision in 2021. The increase in the provision for credit losses was primarily due to organic loan growth in 2022 compared to 2021 offset by the improved economic outlook compared to 2021 that was impacted more by the Covid-19 pandemic. (see also “Financial Condition – Allowance for Credit Losses - Loans and Credit Quality Risk”).

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the years ended December 31 (dollars in thousands):

	2023	2022	2021
Service charges	$5,639	$5,346	$4,755
Trust	764	803	865
Brokerage and insurance	1,924	1,895	1,625
Equity security (losses) gains, net	(144)	(247)	339
Available for sale security (losses) gains, net	(51)	(14)	212
Gains on loans sold	1,452	258	1,283
Earnings on bank owned life insurance	1,254	852	1,828
Other	767	845	1,398
Total	$11,605	$9,738	$12,305

	2023/2022		2022/2021
	Change		Change
	Amount	%	Amount	%
Service charges	$293	5.5	$591	12.4
Trust	(39)	(4.9)	(62)	(7.2)
Brokerage and insurance	29	1.5	270	16.6
Equity security (losses) gains, net	103	(41.7)	(586)	(172.9)
Available for sale security (losses) gains, net	(37)	264.3	(226)	(106.6)
Gains on loans sold	1,194	462.8	(1,025)	(79.9)
Earnings on bank owned life insurance	402	47.2	(976)	(53.4)
Other	(78)	(9.2)	(553)	(39.6)
Total	$1,867	19.2	$(2,567)	(20.9)

2023 vs. 2022

Non-interest income increased $1,867,000 in 2023 from 2022, or 19.2%.  We experienced a $51,000 net loss on available for sale securities in 2023 compared to net loss totaling $14,000 in 2022. During 2023, we sold $10.0 million of municipal securities for a pre-tax loss of $51,000. Additionally, $76.5 million of securities obtained as part of the HVBC acquisition were sold for no gain or loss during the second quarter of 2023. During 2022, we sold $7.5 million of US Agency securities for a pre-tax loss of $14,000. During 2023, net equity security losses amounted to $144,000 as a result of market conditions experienced in 2023 compared to losses of $247,000 last year.

Index
Gains on loans sold increased $1,194,000 compared to last year. The increase in gains on loans sold is attributable to the HVBC acquisition and activity acquired as part of the acquisition. The increase in service charges of $293,000 for 2023 is attributable to an increase in customer spending in 2022 compared to 2021. The increase in earnings on bank owned life insurance is due to the HVBC acquisition and the passing of a former employee of the Company during 2023.

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

Non-interest Expenses

The following tables reflect the breakdown of non-interest expense by major category for the years ended December 31 (dollars in thousands):

	2023	2022	2021
Salaries and employee benefits	$34,990	$27,837	$25,902
Occupancy	4,123	3,138	2,966
Furniture and equipment	822	565	519
Professional fees	1,962	1,641	1,526
FDIC insurance	1,475	676	522
Pennsylvania shares tax	583	907	880
Amortization of intangibles	373	156	192
Merger and acquisition	9,269	292	-
ORE expenses	166	17	439
Software expenses	1,784	1,446	1,321
Other	9,275	8,019	7,283
Total	$64,822	$44,694	$41,550

Index
	2023/2022		2022/2021
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$7,153	25.7	$1,935	7.5
Occupancy	985	31.4	172	5.8
Furniture and equipment	257	45.5	46	8.9
Professional fees	321	19.6	115	7.5
FDIC insurance	799	118.2	154	29.5
Pennsylvania shares tax	(324)	(35.7)	27	3.1
Amortization of intangibles	217	139.1	(36)	(18.8)
Merger and acquisition	8,977	3,074.3	292	#DIV/0!
ORE expenses	149	876.5	(422)	(96.1)
Software expenses	338	23.4	125	9.5
Other	1,256	15.7	736	10.1
Total	$20,128	45.0	$3,144	7.6

2023 vs. 2022

Non-interest expenses for 2023 totaled $64,822,000, which represents an increase of $20,128,000, compared to 2022 expenses of $44,694,000. Salaries and employee benefits increased $7,153,000 or 25.7%. The increase was due to merit increases effective at the beginning of 2023, additional full-time equivalent employees (FTE) of 47.8, which is an increase of 15.4%, and an increase in health care expenses due to higher claims on the Company’s partially self-funded plan and the additional headcount. The additional headcount is due to the HVBC acquisition.

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
Provision for Income Taxes

The provision for income taxes was $3,704,000, $6,435,000 and $6,199,000 for 2023, 2022 and 2021, respectively. The effective tax rates for 2023, 2022 and 2021 were 17.2%, 18.1% and 17.6%, respectively.

The decrease in income tax expense of $2,731,000 in 2023 was due to the decrease of $13,980,000 in income before the provision for income taxes, which accounts for a decrease in tax expense of $2,936,000 at a 21% tax rate.

The increase in income tax expense of $236,000 in 2022 was due earnings on bank owned life insurance being excluded from taxable income, which was higher in 2021 than 2022, which accounts for an increase in income taxes of $205,000 at a 21% tax rate.

We are involved in seven limited partnership agreements that operate low-income housing projects in our market areas, two of which we entered into during 2022. During 2023 we recognized credits on two of the seven projects. During 2022 and 2021, we recognized tax credits related to one of the seven partnerships. Tax credits associated with four of the partnerships were fully utilized by December 2022. We started recognizing credits on two of the partnerships during 2023 and expect to recognized credits on the remaining project in 2024. We anticipate recognizing an aggregate of $9.0 million of tax credits over the next twelve years.

Index
 FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), the dollar amount of change and the percentage change during the past year:

	2023		%	2022
	Balance	Increase	Change	Balance
Total assets	$2,975.3	$641.9	27.5	$2,333.4
Total investments	417.6	(21.9)	(5.0)	439.5
Total loans, net	2,227.7	521.3	30.5	1,706.4
Total deposits	2,321.5	477.3	25.9	1,844.2
Total borrowings	322.0	64.7	25.1	257.3
Total stockholders' equity	279.7	79.6	39.8	200.1

Cash and Cash Equivalents

Cash and cash equivalents totaled $52.8 million at December 31, 2023 compared to $26.2 million at December 31, 2022. Management actively measures and evaluates the Company’s liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the year-end composition of the investment portfolio, at fair value, for the two years ended December 31 (dollars in thousands):

	2023	% of	2022	% of
	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$60,771	14.5	$70,677	16.0
U.S. Treasuries	143,288	34.1	148,570	33.6
Obligations of state & political Subdivisions	101,787	24.3	110,300	25.0
Corporate obligations	12,403	3.0	9,383	2.1
Mortgage-backed securities	99,352	23.6	100,576	22.8
Equity securities	1,938	0.5	2,208	0.5
Total	$419,539	100.0	$441,714	100.0

The Company’s investment portfolio decreased during 2023 by $22.2 million. This decreased was fueled by maturities and calls being used to repay borrowings from the FHLB during 2023. As part of the HVBC acquisition, $79.2 million of available for sale securities were acquired. Excluding the acquisition, $10.3 million of mortgage backed securities were purchased during 2023. During 2023, we experienced $12.4 million of principal repayments and $22.6 million of calls and maturities. We sold $86.6 million of securities to deleverage the balance sheet during 2023 that included a loss of $51,000. The majority of the securities sold were acquired as part of the HVBC acquisition. The fair value of our investment portfolio increased approximately $11.7 million in 2023 due to decreases in market interest rates in the fourth quarter of 2023 and a shortening of the portfolio duration. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2023 was 2.20% compared to 1.90% for 2022 on a tax equivalent basis.

Index
The Federal Reserve continued with a tighten monetary policy in 2023 pushing the federal funds rate to 5.50% by July 2023 matching levels last seen in 2001. The year began with still elevated inflation but down from the peak as supply chains improved and commodities prices stabilized at lower levels.  The Federal Reserve’s concern higher inflation could become entrenched in the economy maintained a higher for longer policy stance emphasizing its willingness to bring inflation back to the 2% target.  The Treasury market was volatile with the failure of 3 large regional banks raising the specter of recession due to a systemic banking crisis.  The Fed’s actions calmed fears of a banking crisis and the economy proved to be resilient in the face of restrictive monetary policy. The Bank closed on HVBC acquisition in June 2023 utilizing the Bank’s strong capital position. The Treasury yield curve remained inverted ending the year with a 2 year to 10 year Treasury negative spread of 37 basis points.  In December the Federal Reserve pivoted away from a rate hiking bias to a neutral outlook with the market expecting the next move to be a rate cut.  After reaching a peak in yields last reached in 2007, Treasury yields ended the year within 10 basis points of where it started and 120 basis points below the peak.  The labor market remains strong and economic growth continues to surprise to the upside keeping the monetary policy unchanged for the foreseeable future.  As inflation moves closer to target level it is expected monetary policy will become less restrictive.  For 2023 the bank’s strategy was to increase capital and meet liquidity needs in a volatile market. As liquidity and capital level permit the bank’s investment strategy will continue to mitigated its interest rate risk exposure for various rate environments, while providing sufficient cash flows to meet liquidity needs.

At December 31, 2023, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its consolidated stockholders’ equity at that date.

The expected principal repayments at amortized cost and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2023, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 5 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 21% tax rate, which was the rate in effect at December 31, 2023.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. agency securities	$12,654	3.5	$26,524	2.0	$21,351	1.8	$6,040	1.5	$66,569	2.2
U.S. treasuries	36,040	1.3	116,445	1.1	-	-	-	-	152,485	1.2
Obligations of state & political subdivisions	9,344	3.9	14,876	2.3	21,023	2.1	62,702	2.3	107,945	2.4
Corporate obligations	2,714	4.0	10,680	5.2	-	-	-	-	13,394	5.0
Mortgage-backed securities	21,143	4.3	36,375	2.1	38,652	1.9	16,780	2.1	112,950	2.4
Total available-for-sale	$81,895	2.8	$204,900	1.7	$81,026	1.9	$85,522	2.2	$453,343	2.0

At December 31, 2023, approximately 63.3% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third-party banks will be sufficient to meet future liquidity needs.

Loans Held for Sale

Loans held for sale increased $8.7 million to $9,379,000 as of December 31, 2023 from December 31, 2022. The increase in loans held for sale is primarily attributable to the HVBC acquisition and the mortgage division acquired as part of the acquisition. The higher rate environment in 2023 continue to place pressure on refinancing activity as well as new home purchases.
Loans

The Bank’s lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities and offices in State College and Mill Hall to support commercial opportunities in central Pennsylvania, especially Centre and Clinton Counties. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. In November of 2020, we opened a branch in Kennett Square, Pennsylvania, to further serve customers obtained as part of the MidCoast acquisition, as well as to expand operations into Chester County, Pennsylvania. During 2022, expansion efforts continued in both Lancaster, Pennsylvania with the opening of an office in Ephrata, Pennsylvania and in Delaware with the opening of an office in Greenville, Delaware, which is near Wilmington, Delaware. In June 2023, we completed the HVBC acquisition, which expanded our markets into south east Pennsylvania, including the counties of Montgomery, Bucks and Philadelphia. It also includes a Mortgage production in Mount Laurel, New Jersey. The Bank has also opened a full-service branch in Williamsport, Pennsylvania in the fourth quarter of 2023.

Index
We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships that our lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans, although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2023, approximately 87.3% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

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

Commercial real estate loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a typical loan to value ratio of 80% or less. During 2023 and 2022, the Bank offered certain customers derivative contracts that allowed the customer to obtain a fixed interest rate for a period up to 10 years.  Where feasible, the Bank participates in the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area.

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

The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2023, the aggregate balance of our participation loans, in which a portion was sold to other lender’s totaled $387.4 million, of which $206.0 million was sold.

Activity associated with exploration for natural gas continued in 2023 in the Company’s north central Pennsylvania market. Certain entities drilled new wells and created new pad sites and pipelines, while other companies only maintained their existing wells. While the Bank has loaned to companies that service the exploration activities, the Bank has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Company were to service industry customers which included trucking companies, stone quarries and other support businesses. We also originated loans to businesses and individuals for restaurants, hotels and apartment rentals that were developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities were originated in a prudent and cautious manner and were subject to specific policies and procedures for lending to these entities, which included lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

Index
The following table shows the year-end composition of the loan portfolio as of December 31, 2023 and 2022 (dollars in thousands):

	2023		2022
	Amount	%	Amount	%
Real estate:
Residential	$359,990	16.0	$210,213	12.2
Commercial	1,092,887	48.6	876,569	50.8
Agricultural	314,802	14.0	313,614	18.2
Construction	195,826	8.7	80,691	4.7
Consumer	61,316	2.7	86,650	5.0
Other commercial loans	136,168	6.1	63,222	3.7
Other agricultural loans	30,673	1.4	34,832	2.0
State & political subdivision loans	57,174	2.5	59,208	3.4
Total loans	2,248,836	100.0	1,724,999	100.0
Less allowance for credit losses	21,153		18,552
Net loans	$2,227,683		$1,706,447

	2023/2022
	Change
	Amount	%
Real estate:
Residential	$149,777	71.3
Commercial	216,318	24.7
Agricultural	1,188	0.4
Construction	115,135	142.7
Consumer	(25,334)	(29.2)
Other commercial loans	72,946	115.4
Other agricultural loans	(4,159)	(11.9)
State & political subdivision loans	(2,034)	(3.4)
Total loans	$523,837	30.4

Total loans grew $523.8 million in 2023 and total $2.25 billion at the end of 2023. The primary driver of growth during 2023 was the HVBC acquisition. Organic growth for 2023 was $44.0 million and was driven by growth in construction real estate. This growth was offset by a decrease in consumer loans due to a decrease in student loans as of the end of the year.

Residential real estate loans increased $149.8 million primarily due to the acquisition of HVBC. During 2023, $91.1 million of residential real estate loans were originated for sale on the secondary market, which compares to $10.0 million for 2022 and is due to the acquisition and the residential division acquired.  For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

The following table presents the maturity distribution of our loan portfolio as of December 31, 2023 (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Index
	Due in One year or less	After one year but within five years	After five years through fifteen years	After fifteen years	Total
Real estate:
Residential	$2,947	$9,907	$72,210	$274,926	$359,990
Commercial	83,532	451,886	419,371	138,098	1,092,887
Agricultural	17,230	22,122	154,352	121,098	314,802
Construction	60,242	71,147	38,943	25,494	195,826
Consumer	53,533	3,443	4,155	185	61,316
Other commercial loans	77,773	25,212	33,183	-	136,168
Other agricultural loans	16,885	11,303	2,485	-	30,673
State & political subdivision loans	10	1,244	34,833	21,087	57,174
	$312,152	$596,264	$759,532	$580,888	$2,248,836

The following table presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of loans in accordance with changes in the interest rate index that mature after December 31, 2024.

Sensitivity of loans to changes in interest rates - loans due after December 31, 2024:	Predetermined interest rate	Floating or adjustable interest rate	Total
Real estate:
Residential	$197,705	$159,338	$357,043
Commercial	532,358	476,997	1,009,355
Agricultural	15,088	282,484	297,572
Construction	34,967	100,617	135,584
Consumer	5,487	2,296	7,783
Other commercial loans	19,744	38,651	58,395
Other agricultural loans	9,221	4,567	13,788
State & political subdivision loans	18,807	38,357	57,164
	$833,377	$1,103,307	$1,936,684

Allowance for Credit Losses – Loans and Credit Quality Risk

The allowance for credit losses – loans is maintained at a level which, in management’s judgment, is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for credit losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $21,153,000 or 0.94% of total loans as of December 31, 2023 as compared to $18,552,000 or 1.08% of loans as of December 31, 2022. During the first quarter of 2023, the Company adopted CECL, which resulted in a decrease in the allowance for credit losses – loans of $3.3 million. As a result of the acquisition, the Bank recorded a provision for credit losses for non-PCD loans of $4,591,000 and an allowance of $1,689,000 for PCD loans. An additional $901,000 of provision for credit losses-loans was recorded in 2023. Net charge-offs for 2023 totaled $1,280,000, which was primarily associated with PCD loans acquired as part of the HVBC acquisition that were fully reserved for at the time of the acquisition.

The adequacy of the allowance for credit losses – loans is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, commercial loans on non-accrual status are specifically reviewed and given a specific reserve, if appropriate. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. For further information on the allowance for credit losses on loans, Note 1, "Summary of Significant Accounting Policies," and Note 6, "Loans," in the consolidated financial statements provides additional disclosure on the allowance for credit losses. As a result of the adoption of ASC 326 effective January 1, 2023, there is a lack of comparability in both the allowance and provision for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2023 are presented using the CECL methodology, while comparative period information continues to be reported in accordance with the incurred loss methodology in effect for prior fiscal years. Note 1, "Summary of Significant Accounting Policies," in the consolidated financial statements provides additional disclosure on the adoption of ASC 326.

Index
The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

	2023		2022
	Amount	%	Amount	%
Real estate loans:
Residential	$2,354	16.0	$1,056	12.2
Commercial	9,178	48.6	10,120	50.8
Agricultural	3,264	14.0	4,589	18.2
Construction	1,950	8.7	801	4.7
Consumer	1,496	2.7	135	5.0
Other commercial loans	2,229	6.1	1,040	3.7
Other agricultural loans	270	1.4	489	2.0
State & political subdivision loans	45	2.5	322	3.4
Unallocated	367	N/A	-	N/A
Total allowance for loan losses	$21,153	100.0	$18,552	100.0

The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for 2023 (in thousands).

	Balance at December 31, 2022	Impact of adopting CECL	Allowance for credit loss on PCD acquired loans	Charge- offs	Recoveries	Provision	Balance at December 31, 2023
Real estate loans:
Residential	$1,056	$79	$108	$(1)	$-	$1,112	$2,354
Commercial	10,120	(3,070)	39	-	-	2,089	9,178
Agricultural	4,589	(1,145)	37	-	-	(217)	3,264
Construction	801	(103)		-	-	1,252	1,950
Consumer	135	1,040	677	(365)	40	(31)	1,496
Other commercial loans	1,040	(328)	828	(963)	9	1,643	2,229
Other agricultural loans	489	(219)	-	-	-	-	270
State and political subdivision loans	322	(280)	-	-	-	3	45
Unallocated	-	726	-	-	-	(359)	367
Total	$18,552	$(3,300)	$1,689	$(1,329)	$49	$5,492	$21,153

Prior to January 1, 2023, the Company calculated the allowance for loan losses using the probable incurred methodology. The activity in our allowance for loan losses was as follows during the years ended December 31, 2022 and 2021:

	Balance at December 31, 2021	Charge-offs	Recoveries	Provision	Balance at December 31, 2022
Real estate loans:
Residential	$1,147	$-	$-	$(91)	$1,056
Commercial	8,099	-	3	2,018	10,120
Agricultural	4,729	-	-	(140)	4,589
Construction	434	-	-	367	801
Consumer	262	(37)	21	(111)	135
Other commercial loans	1,023	(435)	13	439	1,040
Other agricultural loans	558	-	-	(69)	489
State and political subdivision loans	281	-	-	41	322
Unallocated	771	-	-	(771)	-
Total	$17,304	$(472)	$37	$1,683	$18,552

Index
	Balance at December 31, 2020	Charge-offs	Recoveries	Provision	Balance at December 31, 2021
Real estate loans:
Residential	$1,174	$-	$-	$(27)	$1,147
Commercial	6,216	(54)	89	1,848	8,099
Agricultural	4,953	-	-	(224)	4,729
Construction	122	-	-	312	434
Consumer	321	(27)	21	(53)	262
Other commercial loans	1,226	(133)	43	(113)	1,023
Other agricultural loans	864	-	-	(306)	558
State and political subdivision loans	479	-	-	(198)	281
Unallocated	460	-	-	311	771
Total	$15,815	$(214)	$153	$1,550	$17,304

The following table provides information related to credit loss experience and net (charge-offs) recoveries for 2023, 2022 and 2021.

2023	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$1,112	(1)	$290,971	0.00%	0.65%	0.86%	76.38%
Commercial	2,089	-	986,188	0.00%	0.84%	0.10%	808.63%
Agricultural	(217)	-	312,423	0.00%	1.04%	0.85%	122.25%
Construction	1,252	-	135,315	0.00%	1.00%	1.20%	82.73%
Consumer	(31)	(325)	94,519	(0.34%)	2.44%	1.14%	2,197
Other commercial loans	1,643	(954)	95,300	(1.00%)	1.64%	1.29%	127.37%
Other agricultural loans	-	-	30,557	0.00%	0.88%	1.60%	54.88%
State & political subdivision loans	3	-	59,308	0.00%	0.08%	0.00%	NA
Unallocated	(359)	-	-	NA	NA	NA	NA
Total	$5,492	$(1,280)	$2,004,581	(0.06%)	0.94%	0.54%	173.57%

2022
Real estate:
Residential	$(91)	-	$204,063	0.00%	0.50%	0.28%	178.68%
Commercial	2,018	3	782,016	0.00%	1.15%	0.32%	364.29%
Agricultural	(140)	-	312,999	0.00%	1.46%	1.03%	142.43%
Construction	367	-	73,214	0.00%	0.99%	0.00%	NA
Consumer	(111)	(16)	58,715	(0.03%)	0.16%	0.00%	NA
Other commercial loans	439	(422)	72,444	(0.58%)	1.64%	0.10%	1677.42%
Other agricultural loans	(69)	-	34,421	0.00%	1.40%	0.82%	171.58%
State & political subdivision loans	41	-	56,004	0.00%	0.54%	0.00%	NA
Unallocated	(771)	-	-	NA	NA	NA	NA
Total	$1,683	$(435)	$1,593,876	(0.03%)	1.08%	0.40%	267.40%

2021
Real estate:
Residential	$(27)	-	$203,062	0.00%	0.57%	0.30%	192.77%
Commercial	1,848	35	639,161	0.01%	1.18%	0.43%	275.01%
Agricultural	(224)	-	312,770	0.00%	1.52%	1.00%	150.94%
Construction	312	-	56,315	0.00%	0.79%	0.00%	NA
Consumer	(53)	(6)	24,125	(0.02%)	1.01%	0.00%	NA
Other commercial loans	(113)	(90)	99,839	(0.09%)	1.37%	0.19%	730.71%
Other agricultural loans	(306)	-	37,181	0.00%	1.40%	2.01%	69.49%
State & political subdivision loans	(198)	-	52,804	0.00%	0.61%	0.00%	NA
Unallocated	311	-	-	NA	NA	NA	NA
Total	$1,550	$(61)	$1,425,257	0.00%	1.20%	0.53%	227.21%

Index
The Company believes it utilizes a disciplined and thorough loan review process based upon its internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio at least semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 50% of the dollar volume of the commercial loan portfolio on an annual basis, 2) a large sample of relationships in aggregate over $1,000,000, 3) selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 4) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for credit losses – loans is adequate as of December 31, 2023. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, credit loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses - loans.  The banking agencies could require the recognition of additions to the allowance for credit losses based upon their judgment of information available to them at the time of their examination.

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

See also “Note 6 – Loans and Related Allowance for Credit Losses - Loans” to the consolidated financial statements.

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 62.6% of the loan portfolio at December 31 2023, 58.8% of the allowance is assigned to these portions of the loan portfolio. Residential real estate loans comprise 16.0% of the loan portfolio as of December 31, 2023 and 11.1% of the allowance is assigned to this segment.

The following table is a summary of our non-performing assets for the years ended December 31, 2023 and 2022.

	2023	2022
Non-performing loans:
Non-accruing loans	$12,187	$6,938
Accrual loans - 90 days or more past due	516	7
Total non-performing loans	12,703	6,945
Foreclosed assets held for sale	474	543
Total non-performing assets	$13,177	$7,488

 The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2022 to December 31, 2023 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

Index
	December 31, 2023				December 31, 2022
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days	90 Days Past	Non-	Total Non-	30 - 89 Days	90 Days Past	Non-	Total Non-
	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$3,061	$18	$3,082	$3,100	$469	$-	$591	$591
Commercial	1,396	404	1,135	1,539	1,134	-	2,778	2,778
Agricultural	73	75	2,670	2,745	-	-	3,222	3,222
Construction	4,795	-	2,357	2,357	-	-	-	-
Consumer	298	13	701	714	147	7	-	7
Other commercial loans	826	6	1,750	1,756	1,695	-	62	62
Other agricultural loans	7	-	492	492	-	-	285	285
Total nonperforming loans	$10,456	$516	$12,187	$12,703	$3,445	$7	$6,938	$6,945

	Change in Non-Performing Loans
	2023 / 2022
	Amount	%
Real estate:
Residential	$2,509	424.5
Commercial	(1,239)	(44.6)
Agricultural	(477)	(14.8)
Construction	2,357	NA
Consumer	707	10,100.0
Other commercial loans	1,694	2,732.3
Other agricultural loans	207	72.6
Total nonperforming loans	$5,758	82.9

Nonperforming loans increased $5.8 million during 2023. As part of the HVBC acquisition, we acquired $1.8 million of non-performing residential real estate loans, $1.1 million of non-performing consumer loans and $763,000 of non-performing other commercial loans. During the first quarter of 2023, the Bank place two large relationships totaling $3.8 million on non-accrual status, one of which was secured by real estate and the other was secured by airplanes and camera equipment. At December 31, 2023, approximately 53.7% of the Bank’s non-performing loans are associated with the following five customer relationships:

•
A commercial loan relationship with $585,000 outstanding, and additional letters of credit of $1.2 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of December 31, 2023. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2020, the Company had the underlying equipment collateral appraised and in the first quarter of 2022, the Company had the quarry appraised. The appraisals indicated a decrease in collateral values compared to the appraisal ordered for the loan origination, however, the loan was still considered well secured on a loan to value basis at December 31, 2023. In 2022 and 2023, the customer liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of December 31, 2023.

•
An agricultural loan customer with a total loan relationship of $1.6 million, secured by real estate, equipment and cattle, was on non-accrual status as of December 31, 2023. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continued 2023. The customer did miss a portion of required payments in 2023, however, in January 2024 the customer modified the bankruptcy plan to account for these missed payments.  Included within these loans to this customer are loans which are subject to Farm Service Agency guarantees in excess of $700,000. Depressed milk prices created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of December 31, 2023.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of December 31, 2023. The customer filed bankruptcy in the first quarter of 2023 and is still developing a plan of workout, which may include the sale of oil and gas rights and the installation of a solar field. We expect that we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised.  Management reviewed the collateral and determined that no specific reserve was required as of December 31, 2023.

Index
•
A commercial loan customer with a total loan relationship of $1.1 million, secured by airplanes and camera equipment was on non-accrual status as of December 31, 2023. The customer is in the process of selling its business, which has taken longer than expected causing cashflow difficulties. A forbearance agreement was agreed to by the Customer that calls for monthly payments of $90,000 through the first quarter of 2024 and a pay-off of the entire relationship during the first quarter of 2024 as well. Management reviewed the collateral and determined that no specific reserve was required as of December 31, 2023.

•
A construction loan customer with a total loan relationship of $2.4 million, secured by partially developed real estate, was on non-accrual status as of December 31, 2023. The customer has experienced delays in developing the real estate for resale resulting in financing difficulties. Management reviewed the collateral and determined that a specific reserve of $286,000 was required as of December 31, 2023.

Management believes that the allowance for credit losses - loans at December 31, 2023 was adequate at that date, which was based on the following factors:

•	Five loan relationships comprise 53.7% of the non-performing loan balance, which required a specific reserve of $286,000 as of December 31, 2023.
•	The Company has a history of low charge-offs, which were 0.06% and 0.03% of average loans for 2023 and 2022, respectively.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset current and future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2023, and 2022, the cash surrender value of the life insurance was $49.9 million and $39.4 million, respectively. The primary cause of the increase was related to the HVBC acquisition, which increased the balance by $10.4 million. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $1,254,000, $852,000 and $1,828,000 in 2023, 2022 and 2021, respectively with the increase in 2023 due to the HVBC acquisition and death benefits received in 2023 upon the passing of a former employee and the decrease in 2022 due to the death benefits received in 2021 upon the passing of two former employees. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Effective January 1, 2015, the Company restructured its agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under the restructured agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds. The policies acquired as part of the acquisition of MidCoast are only for the benefit of the Bank. The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB, provide a fixed dollar benefit for the beneficiary’s’ estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of December 31, 2023, and 2022, included in other liabilities on the Consolidated Balance sheet is a liability of $610,000 and $660,000, respectively, for the obligation under the split-dollar benefit agreements.

Fair Value of Derivative Instruments - asset

The Company holds derivative instruments to hedge interest rate risk, to offer customers longer term fixed rate loans through a program similar to a back to back swap, which results in both a derivative asset and liability on the Consolidated Balance Sheet, and through the residential lending platform through interest rate locks. (See Note 19 for additional information). As of December 31, 2023, and 2022, the fair value for the derivatives instruments was $13.7 million and $16.6 million, respectively. The change in the fair value of financial instruments was due to the changes in market interest rates during 2023 and the time to maturity of the various instruments. The effective portion of changes in the fair value of the cash flow interest hate hedge derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

Index
Deferred Tax Asset

Deferred tax assets are computed based on the difference between the financial statement basis and income tax basis of assets and liabilities using the enacted marginal tax rates.  Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period. (See Note 13 for additional information) As of December 31, 2023 and 2022, the balance for deferred tax assets was $17.3 million and $12.9 million, respectively. The change was due to the HVBC acquisition and the deferred taxes acquired as part of the acquisition.

Other Assets

Other assets increased $33.3 million in 2023 to $59.1 million from $25.8 million in 2022 with the majority of the increase due to the HVBC acquisition. Due to increased borrowing levels with FHLB of Pittsburgh and our increased size, regulatory stock increased $7.3 million during 2023. As part of the HVBC, facilities were acquired that are subject to leases, and additionally, we entered into and extended several leases during the year, which resulted in the right of use asset for facilities increasing $6.1 million. The balance in investments in low income housing projects increased $7.2 million due to investments made in three partnerships during 2023 as well as recording the commitment for future investments in the three partnerships. An investment security matured, but did not settle as of December 31, 2023 resulting in a $8.0 million increase in other assets. Income tax receivable increased $2.6 million during 2023.

Deposits

The following table shows the breakdown of deposits by deposit type (dollars in thousands) at December 31:

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$523,784	22.6	$396,261	21.5	$358,073	19.5
NOW accounts	670,712	28.9	512,501	27.8	485,292	26.4
Savings deposits	307,357	13.2	321,917	17.5	313,048	17.0
Money market deposit accounts	400,154	17.2	335,838	18.2	350,122	19.1
Certificates of deposit	419,474	18.1	277,691	15.0	329,616	18.0
Total	$2,321,481	100.0	$1,844,208	100.0	$1,836,151	100.0

	2023/2022		2022/2021
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$127,523	32.2	$38,188	10.7
NOW accounts	158,211	30.9	27,209	5.6
Savings deposits	(14,560)	(4.5)	8,869	2.8
Money market deposit accounts	64,316	19.2	(14,284)	(4.1)
Certificates of deposit	141,783	51.1	(51,925)	(15.8)
Total	$477,273	25.9	$8,057	0.4

2023

Total deposits increased $477.3 million in 2023, or 25.9%. As part of the HVBC acquisition, we acquired $533.4 million of deposits. Excluding the acquisition, deposits would have decreased $56.1 million.  The reduction in deposits resulted from customer funds transferred to higher-yielding investment alternatives; and municipal deposits withdrawn to fund various projects within municipalities. Brokered deposits totaled $109.3 million and $16.0 million as of December 31, 2023 and 2022, respectively. As part of the acquisition, we acquired $36.2 million of brokered deposits, which matured during the third quarter of 2023. We continue to work on enhancing our cash management services to improve our customer services. As a percentage of total deposits, non-interest-bearing deposits totaled 22.6% as of the end of 2023, which compares to 21.5% at the end of 2022. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition.

Index
2022

Total deposits increased $8.1 million in 2022, or 0.4%. Deposit levels remained consistent during 2022 after significant growth in 2021 that was due to government stimulus funds in response to the COVID-19 pandemic. With the increase in market interest rates, customers are moving funds to obtain additional liquidity and higher rates. We continue to enhance our cash management services to improve our customer services. Brokered certificates of deposit increased $16.0 million as new brokered CDs were issued during 2022. As a percentage of total deposits, non-interest-bearing deposits totaled 21.5% as of the end of 2022, which compares to 19.5% at the end of 2021. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition.

Remaining maturities of certificates of deposit in excess of FDIC insurance limits are as follows for December 31, 2023 (dollars in thousands):

2023
3 months or less	$29,790
Over 3 months through 6 months	17,490
Over 6 months through 12 months	25,719
Over 12 months	19,813
Total	$92,812
As a percent of total certificates of deposit	22.13%

Uninsured deposits as of December 31, 2023 and 2022, are estimated based on regulatory reporting requirements to be $1,087,308,000 and $732,173,000, respectively. Included in this balance as of December 31, 2023, are balances held through Intrafi, which provides customers with FDIC insurance coverage by placing customer funds with insured banks within the Intrafi network, as well as deposits collateralized by securities (almost exclusively municipal deposits), which together total $512.8 million, or 22.1% of the Bank’s total deposits.

Deposits by type of depositor are as follows (dollars in thousands) at December 31:

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Individuals	$1,129,655	48.7	$921,404	50.0	$938,331	51.1
Businesses and other organizations	748,257	32.2	586,531	31.8	534,402	29.1
State & political subdivisions	443,569	19.1	336,273	18.2	363,418	19.8
Total	$2,321,481	100.0	$1,844,208	100.0	$1,836,151	100.0

Borrowed Funds

Borrowed funds increased $64.7 million during 2023 as a result of the HVBC acquisition and for liquidity. As part of the acquisition, we acquired $58.6 million of borrowed funds. Short term borrowings from the FHLB decreased $33.3 million and totaled $178.8 million as of December 31, 2023 compared to $212.1 million as of December 31, 2022. Long term borrowings from the FHLB increased $45.3 million and total $55.3 million. Term loans from the FHLB totaled $55.3 million and $10.0 million as of December 31, 2023 and 2022, respectively. The change in term loans was due to $25.3 million acquired as part of the HVBC acquisition and borrowing $20.0 million during 2023. The Bank borrowed $20.0 million during 2023 from the Federal Reserve’s Bank Term Funding program. As part of the HVBC, the Company acquired $8.9 million of subordinated notes that HVBC had issued in 2021. The Company has line of credit with a New York Community Bank for $15.0 million, which has an outstanding balance of $12.6 million as of December 31, 2023. Management continually monitors interest rates in order to minimize interest rate risk in future years and as part of this may extend some of the short-term borrowings via term notes. The Bank has five interest rate swap agreements outstanding to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million, $10.0 million and three agreements of $6.0 million. The $15.0 million and $10.0 million were originated on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. The three $6.0 million agreements originated on May 14, 2020 with a two year forward start date and expire on May 14, 2027, 2029 and 2032 The Company has an interest rate swap agreement outstanding that was entered into on April 13, 2020, to convert floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap agreement expires on June 17, 2027.  The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The fair value of the interest rate swaps at December 31, 2023 was $ 5,441,000 and is included within fair value of derivative instruments – asset on the consolidated balance sheets.

Index
Fair Value of Derivative Instruments - liability

The Company holds derivative instruments to hedge interest rate risk and to offer customers longer term fixed rate loans through a program similar to a back to back swap, which results in both a derivative asset and liability on the Consolidated Balance Sheet and through the residential lending platform through interest rate locks. (See Note 19 for additional information). As of December 31, 2023, and 2022, the fair value for the derivatives instruments was $7.9 million and $9.7 million, respectively. The change in the fair value of financial instruments was due to changes in market interest rates during 2023 and the time to maturity of the various instruments. The effective portion of changes in the fair value of the cash flow interest hate hedge derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

Other Liabilities

Other liabilities increased $19.1 million to $39.9 million during 2023. As part of the HVBC acquisition, facilities were acquired that are subject to leases, and additionally, we entered into and extended several leases during the year, which resulted in the right of use liability for facilities increasing $6.1 million.  Employee benefit accruals, including profit sharing increased $946,000. As a result of recording the commitment to invest in low income housing projects, other liabilities increased $6.5 million. As a result of timing of loan payments customers whose loans have been sold in whole or in part to other institutions, other liabilities increased $2.3 million. As a result of the acquisition, escrow payable increased $1.2 million.

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

Our Board of Directors determines our cash dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2023 and 2022, the Company paid out 47.74% and 26.11% of net income in cash dividends, respectively. The increase in the payout percentage was due to the impact the one-time costs of the acquisition had on net income during 2023.

As of December 31, 2023, the total number of common shares outstanding was 4,706,994. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2023 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements. During 2023, we purchased 2,775 shares of treasury stock at a weighted average cost of $96.60 per share due to processing issue by HVBC. The Company awarded 3,495 shares of restricted stock to employees at a weighted average cost per share of $77.77 under an equity incentive plan. The Board of Directors was awarded 1,800 shares at a cost of $61.88 per share under an incentive plan.

Stockholders’ equity increased 39.7% in 2023 to $279.7 million. As part of the HVBC acquisition, the Company issued 693,858 shares that had a fair value at the time of issuance of $60.1 million. Excluding accumulated other comprehensive income (loss), stockholders’ equity increased $71.3 million, or 30.6%., Net income for 2023 was $17.8 million, offset by net cash dividends of $8,503,000 and net treasury stock activity of $181,000. As a result of implementing CECL, stockholders’ equity increased $1,766,000. All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive loss increased $8,230,000 from December 31, 2022, primarily as result of the increase in the fair market value of the investment portfolio. Total stockholders’ equity was approximately 9.4% of total assets as of December 31, 2023, compared to 8.6% of total assets as of December 31, 2022.

LIQUIDITY

Liquidity is a measure of the Company’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. Liquidity is needed to meet depositors’ withdrawal demands, extend credit to meet borrowers’ needs, provide funds for normal operating expenses and cash dividends, and fund future capital expenditures.

Index
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

Capital expenditures, including software purchases in 2023 totaled $2,617,000, which included:

◾	Corporate Headquarters expansion, Mansfield, Pennsylvania totaling $1,663,000
◾	Branch facility, Williamsport, Pennsylvania totaling $391,000
◾	Signage upgrades and rebranding purchases totaling $187,000
◾	ATM upgrades totaling $34,000
◾	Building security improvements totaling $110,000
◾	Computers, servers and copier purchases $146,000

Capital expenditures, including software purchases in 2022 totaled $1,634,000, which included:

◾	Branch facility, Ephrata, Pennsylvania totaling $1,011,000
◾	Branch facility, Greenville, Delaware $73,000
◾	Signage upgrades and rebranding purchases totaling $71,000
◾	ATM upgrades totaling $40,000
◾	Building security improvements totaling $78,000
◾	Computers, servers and copier purchases $96,000

We expect these expenditures will support our initiatives and will create operating efficiencies, while providing quality customer service.

In addition to the Bank’s cash balances, the Bank achieves additional liquidity primarily from its investment in the FHLB of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $1.07 billion, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also has two federal funds line with third party providers in the total amount of $34.0 million as of December 31, 2023, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $1.0 million, which is collateralized by $1.2 million of municipal loans. The Bank also has available through the Bank Term Funding program initiated by the Federal Reserve during the second quarter of 2023, a line of $54.5 million, which has an outstanding balance of $20.0 million as of December 31, 2023. This line is secured by available for sale securities with a par value of $54.5 million The Company has a $15.0 million line of credit with a New York community bank, which has $12.6 million outstanding as of December 31, 2023.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2023, the Company (unconsolidated basis) had liquid assets of $3.5 million.

Index
CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require cash payments. The following table (in thousands) presents as of December 31, 2023, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 10, 11 and 20 to the Consolidated Financial Statements.
	One year	One to	Three to	Over Five
Contractual Obligations	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,902,007	$-	$-	$-	$1,902,007
Time deposits	263,074	122,239	30,955	3,206	419,474
FHLB Advances	135,841	-	-	-	135,841
Term borrowings - FHLB	58,000	40,287	-	-	98,287
Stifel	10,860	-	-	-	10,860
BFTP	20,000	-	-	-	20,000
Line of Credit	12,572	-	-	-	12,572
Note Payable	-	-	-	7,500	7,500
Subordinated Debt	-	-	-	18,933	18,933
Repurchase agreements	18,043	-	-	-	18,043
Low income housing partnerships	4,063	2,293	38	136	6,530
Operating leases	1,785	3,292	3,161	5,406	13,644
Total	$2,426,245	$168,111	$34,154	$35,181	$2,663,691

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see Note 18 of the notes to consolidated financial statements.

For the year ended December 31, 2023, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

At December 31, 2023, the Company had equity securities that represent only 0.07% of our total assets, and therefore market risk related to equity securities is not significant.

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

Index
The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2023
	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$15,335	$100	$-	$744	$2,976	$-	$19,155
Investment securities	40,070	50,192	73,346	54,707	89,055	145,973	453,343
Residential mortgage loans	35,721	68,995	62,739	49,166	72,616	70,753	359,990
Construction loans	110,698	40,584	44,544	-	-	-	195,826
Commercial and farm loans	296,519	212,238	314,071	299,450	386,647	65,605	1,574,530
Loans to state & political subdivisions	7,245	4,432	4,865	11,972	5,644	23,016	57,174
Other loans	44,743	1,965	1,992	1,223	1,515	9,878	61,316
Total interest-earning assets	$550,331	$378,506	$501,557	$417,262	$558,453	$315,225	$2,721,334
Interest-bearing liabilities:
NOW accounts	$476,477	$-	$-	$-	$-	$194,235	$670,712
Savings accounts	-	-	-	-	-	307,357	307,357
Money Market accounts	356,934	-	-	-	-	43,220	400,154
Certificates of deposit	104,527	158,547	87,829	34,410	30,955	3,206	419,474
Long-term borrowing	182,316	30,000	55,287	18,933	23,500	12,000	322,036
Total interest-bearing liabilities	$1,120,254	$188,547	$143,116	$53,343	$54,455	$560,018	$2,119,733
Excess interest-earning assets (liabilities)	$(569,923)	$189,959	$358,441	$363,919	$503,998	$(244,793)
Cumulative interest-earning assets	$550,331	$928,837	$1,430,394	$1,847,656	$2,406,109	$2,721,334
Cumulative interest-bearing liabilities	1,120,254	1,308,801	1,451,917	1,505,260	1,559,715	2,119,733
Cumulative gap	$(569,923)	$(379,964)	$(21,523)	$342,396	$846,394	$601,601
Cumulative interest rate sensitivity ratio (1)	0.49	0.71	0.99	1.23	1.54	1.28

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning the timing of interest rate changes, prepayment speeds on mortgage loans and mortgage securities and deposit pricing movements.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2023 (dollars in thousands):

Index
		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-400 Shock	$94,164	$7,403	8.53%
-300 Shock	91,582	4,821	5.56%
-200 Shock	90,379	3,618	4.17%
-100 Shock	88,704	1,943	2.24%
Base	86,761	-	-
+100 Shock	84,530	(2,231)	-2.57%
+200 Shock	81,691	(5,070)	-5.84%
+300 Shock	79,371	(7,390)	-8.52%
+400 Shock	77,050	(9,711)	-11.19%

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The projections above utilize a static balance sheet and do not include any changes that may result from the growth of the Bank. Management has developed policy limits for acceptable changes in net interest income for multiple scenarios, including shock scenarios. As of December 31, 2023, changes in net interest income projected for all scenarios, including the shock scenarios noted above are in line with Bank policy limits for interest rate risk.

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

Allowance for Credit Losses

The Company’s allowance for credit losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. In determining the appropriate estimate for the allowance for credit losses, management considers a number of factors relative to both individually evaluated credits in the loan portfolio and macroeconomic factors relative to the economy of the U.S. as a whole and the economies of the areas in which the Company does business.

Management performs a quarterly evaluation of the adequacy of the allowance for credit losses. Management considers a variety of factors in establishing this estimate. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation is comprised of specific and pooled components. The specific component is the Company’s evaluation of credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs if collateral dependent or based on the present value of expected future cash flows discounted at the loan's initial effective interest rate if not collateral dependent. The majority of the Company’s loans subject to individual evaluation are considered collateral dependent. All other loans are evaluated collectively for credit loss by pooling loans based on similar risk characteristics.

As a significant percentage of the Company’s loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the charge-offs for specific loans. Assumptions are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. Management carefully reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Index
The pooled component of the evaluation is determined by applying reasonable and supportable economic forecasts and historical averages to the remaining loans segmented by similar risk characteristics. The key assumptions used in projecting future loss rates include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. The assumptions are used to calculate and aggregate estimated cash flows for the time period that remains in each loan's contractual life. The cash flows are discounted back to the balance sheet date using each loan's effective yield, to arrive at a present value of future cash flows, which is compared to the amortized cost basis of the loan pool to determine the amount of allowance for credit loss required by the calculation.

One of the most significant judgments used in projecting loss rates when estimating the allowance for credit loss is the macro-economic forecasts provided by a third party. The economic indices sourced from the macro-economic forecast and used in projecting loss rates are national unemployment rate, national gross domestic product and changes in home values. The economic index used in the calculation to which the calculation is most sensitive is the national unemployment rate and gross domestic product. Changes in the macro-economic forecast, especially for the national unemployment rate and gross domestic product, could significantly impact the calculated estimated credit losses between reporting periods.

Other key assumptions in the calculation of the allowance for credit loss include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The macro-economic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at December 31, 2023 were four quarters and eight quarters, respectively. Prepayment and curtailment assumptions are based on the Company’s historical experience over the trailing 12 months and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on segment.

The quantitative estimated losses are supplemented by more qualitative factors that impact potential losses. Qualitative factors include changes in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. The allowance for credit loss may be materially affected by these qualitative factors, especially during periods of economic uncertainty, for items not reflected in the lifetime credit loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. The qualitative factors applied at December 31, 2023, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of allowance for credit loss calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.

While management utilizes its best judgment and information available, the adequacy of the allowance for credit loss is determined by certain factors outside of the Company’s control, such as the performance of the Company’s portfolios, changes in the economic environment including economic uncertainty, changes in interest rates, and the view of the regulatory authorities toward classification of assets and the level of allowance for credit loss. Additionally, the level of allowance for credit loss may fluctuate based on the balance and mix of the loan portfolio. If actual results differ significantly from management's assumptions, the Company’s allowance for credit loss may not be sufficient to cover inherent losses in the Company’s loan portfolio, resulting in additions to the Company’s allowance for credit loss and an increase in the provision for credit losses.

Goodwill and Other Intangible Assets

As discussed in Note 1 of the consolidated financial statements, the Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2023, 2022 or 2021.

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

Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate and Market Risk Management”, appearing in this Annual Report on Form 10-K.

Index

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2023	2022
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$37,733	$24,814
Interest-bearing	15,085	1,397
Total cash and cash equivalents	52,818	26,211
Interest bearing time deposits with other banks	4,070	6,055
Equity securities	1,938	2,208
Available-for-sale securities (net of allowance for credit losses of $0 for 2023)	417,601	439,506
Loans held for sale	9,379	725
Loans (net of allowance for credit losses: 2023, $21,153; 2022, $18,552)	2,227,683	1,706,447
Premises and equipment	21,384	17,619
Accrued interest receivable	11,043	7,332
Goodwill	85,758	31,376
Bank owned life insurance	49,897	39,355
Other intangibles	3,650	1,272
Fair value of derivative instruments - asset	13,687	16,599
Deferred tax asset	17,339	12,886
Other assets	59,074	25,802
TOTAL ASSETS	$2,975,321	$2,333,393
LIABILITIES:
Deposits:
Noninterest-bearing	$523,784	$396,260
Interest-bearing	1,797,697	1,447,948
Total deposits	2,321,481	1,844,208
Borrowed funds	322,036	257,278
Accrued interest payable	4,298	1,232
Fair value of derivative instruments - liability	7,922	9,726
Other liabilities	39,918	20,802
TOTAL LIABILITIES	2,695,655	2,133,246
STOCKHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares 2023 and 2022; none issued in 2023 or 2022	-	-
Common Stock $1.00 par value; authorized 25,000,000 shares 2023 and 2022; issued 5,160,754 and 4,427,687 shares in 2023 and 2022, respectively	5,161	4,428
Additional paid-in capital	143,233	80,911
Retained earnings	172,975	164,922
Accumulated other comprehensive loss	(24,911)	(33,141)
Treasury stock, at cost: 453,760 and 456,478 shares for 2023 and 2022, respectively	(16,792)	(16,973)
TOTAL STOCKHOLDERS’ EQUITY	279,666	200,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,975,321	$2,333,393

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$116,075	$74,265	$66,371
Interest-bearing deposits with banks	736	400	447
Investment securities:
Taxable	6,636	5,615	3,820
Nontaxable	2,264	2,454	2,201
Dividends	1,407	623	378
TOTAL INTEREST AND DIVIDEND INCOME	127,118	83,357	73,217
INTEREST EXPENSE:
Deposits	31,699	7,316	5,837
Borrowed funds	15,159	3,907	1,268
TOTAL INTEREST EXPENSE	46,858	11,223	7,105
NET INTEREST INCOME	80,260	72,134	66,112
Provision for credit losses	937	1,683	1,550
Provision for credit losses - acquisition day 1 non-PCD	4,591	-	-
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	74,732	70,451	64,562
NON-INTEREST INCOME:
Service charges	5,639	5,346	4,755
Trust	764	803	865
Brokerage and insurance	1,924	1,895	1,625
Equity security (losses) gains, net	(144)	(247)	339
Available for sale security (losses) gains, net	(51)	(14)	212
Gains on loans sold	1,452	258	1,283
Earnings on bank owned life insurance	1,254	852	1,828
Other	767	845	1,398
TOTAL NON-INTEREST INCOME	11,605	9,738	12,305
NON-INTEREST EXPENSES:
Salaries and employee benefits	34,990	27,837	25,902
Occupancy	4,123	3,138	2,966
Furniture and equipment	822	565	519
Professional fees	1,962	1,641	1,526
Federal depository insurance	1,475	676	522
Pennsylvania shares tax	583	907	880
Amortization of intangibles	373	156	192
Merger and acquisition	9,269	292	-
ORE expenses	166	17	439
Software expenses	1,784	1,446	1,321
Other	9,275	8,019	7,283
TOTAL NON-INTEREST EXPENSES	64,822	44,694	41,550
Income before provision for income taxes	21,515	35,495	35,317
Provision for income taxes	3,704	6,435	6,199
NET INCOME	$17,811	$29,060	$29,118
PER COMMON SHARE DATA:
EARNINGS PER SHARE - BASIC	$4.06	$7.25	$7.24
EARNINGS PER SHARE – DILUTED	$4.06	$7.25	$7.24
CASH DIVIDENDS PER SHARE	$1.94	$1.88	$1.83

Number of shares used in computation - basic	4,382,573	4,008,931	4,023,294
Number of shares used in computation - diluted	4,382,573	4,008,931	4,023,294

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income (Loss)
Year Ended December 31,

(in thousands)	2023	2022	2021
Net Income	$17,811	$29,060	$29,118

Other Comprehensive income (loss)
Securities available for sale
Unrealized holding gain (loss) during the period	11,692	(47,885)	(7,071)
Income tax (benefit)	2,455	(10,056)	(1,485)
Subtotal	9,237	(37,829)	(5,586)
Reclassification adjustment for losses (gains) included in income	51	14	(212)
Income tax (benefit)	12	3	(44)
Subtotal	39	11	(168)

Unrealized (loss) gain on interest rate swap	(1,431)	4,963	1,920
Income tax (benefit)	(301)	1,043	402
Other comprehensive (loss) gain on interest rate swap	(1,130)	3,920	1,518

Change in unrecognized pension costs	106	1,155	1,892
Income tax (benefit)	22	243	398
Other comprehensive gain on unrecognized pension costs	84	912	1,494

Net other comprehensive income (loss)	8,230	(32,986)	(2,742)
Comprehensive income (loss)	$26,041	$(3,926)	$26,376

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2020	4,350,342	$4,350	$75,908	$126,627	$2,587	$(15,213)	$194,259
Comprehensive income:
Net income				29,118			29,118
Net other comprehensive loss					(2,742)		(2,742)
Stock dividend (1%)	38,559	39	2,313	(2,352)			-
Purchase of treasury stock (23,390 shares)						(1,374)	(1,374)
Restricted stock, executive and Board of Director awards			(273)			444	171
Restricted stock vesting			443				443
Forfeited restricted stock			4			(4)	-
Cash dividends, $1.83 per share				(7,383)			(7,383)
Balance, December 31, 2021	4,388,901	$4,389	$78,395	$146,010	$(155)	$(16,147)	$212,492

Comprehensive income:
Net income				29,060			29,060
Net other comprehensive loss					(32,986)		(32,986)
Stock dividend (1%)	38,786	39	2,521	(2,560)			-
Purchase of treasury stock (18,700 shares)						(1,279)	(1,279)
Restricted stock, executive and Board of Director awards			(226)			370	144
Restricted stock vesting			192				192
Sale of treasury stock			6			106	112
Forfeited restricted stock			23			(23)	-
Cash dividends, $1.88 per share				(7,588)			(7,588)
Balance, December 31, 2022	4,427,687	$4,428	$80,911	$164,922	$(33,141)	$(16,973)	$200,147

Comprehensive income:
Net income				17,811			17,811
Net other comprehensive income					8,230		8,230
Stock dividend (1%)	39,209	39	2,982	(3,021)			-
Issuance of Common stock	693,858	694	59,443				60,137
Purchase of treasury stock (2,775 shares)						(265)	(265)
Restricted stock, executive and Board of Director awards			(319)			431	112
Restricted stock vesting			197				197
Sale of treasury stock (410 shares)			6			28	34
Forfeited restricted stock			13			(13)	-
Change in Accounting policy for allowance for credit losses				1,766			1,766
Cash dividends, $1.94 per share				(8,503)			(8,503)
Balance, December 31, 2023	5,160,754	$5,161	$143,233	$172,975	$(24,911)	$(16,792)	$279,666

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$17,811	$29,060	$29,118
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,528	1,683	1,550
Depreciation and amortization	1,520	1,033	1,113
Amortization and accretion of loans and other assets	(3,119)	(1,950)	(4,535)
Amortization and accretion on investment securities	1,581	1,889	2,215
Deferred income taxes	595	(36)	689
Equity security losses (gains), net	144	247	(339)
Available for sale security losses (gains), net	51	14	(212)
Earnings on bank owned life insurance	(1,254)	(852)	(1,828)
Stock awards	309	336	614
Originations of loans held for sale	(87,323)	(10,024)	(44,668)
Proceeds from sales of loans held for sale	90,782	14,004	55,621
Realized gains on loans sold	(1,452)	(258)	(1,283)
(Increase) decrease in accrued interest receivable	(1,485)	(2,097)	764
Increase (decrease) in accrued interest payable	2,181	521	(306)
Other, net	668	(330)	180
Net cash provided by operating activities	26,537	33,240	38,693
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	86,504	7,480	29,198
Proceeds from maturity and principal repayments of securities	27,007	33,554	55,520
Purchase of securities	(10,246)	(117,913)	(211,218)
Purchase of equity securities	-	(218)	-
Proceeds from sale of equity securities	127	33	-
Proceeds from redemption of Regulatory Stock	24,915	7,770	4,989
Purchase of Regulatory Stock	(29,127)	(15,105)	(3,688)
Net increase in loans	(43,951)	(281,389)	(32,111)
Purchase of interest-bearing time deposits	(100)	(3,720)	-
Proceeds from matured interest-bearing time deposits with other banks	2,085	5,954	2,732
Proceeds from sale of interest-bearing time deposits with other banks	-	2,733	-
Purchase of bank owned life insurance	-	-	(7,800)
Purchase of premises, equipment and software	(2,617)	(1,634)	(1,105)
Proceeds from life insurance	1,098	-	3,714
Investments in low income housing partnerships	(1,470)	(1,123)
Proceeds from sale of foreclosed assets held for sale	335	1,126	1,537
Acquisition, net of cash paid	4,905	-	-
Net cash provided by (used in) investing activities	59,465	(362,452)	(158,232)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(56,092)	8,057	247,293
Proceeds from long-term borrowings	40,000	-	9,869
Repayments of long-term borrowings	-	(4,725)	(26,800)
Net increase (decrease) in short-term borrowed funds	(34,569)	188,013	2,060
Purchase of treasury stock	(265)	(1,279)	(1,374)
Sale of treasury stock	34	112	-
Dividends paid	(8,503)	(7,588)	(7,383)
Net cash provided by (used in) financing activities	(59,395)	182,590	223,665
Net increase (decrease) in cash and cash equivalents	26,607	(146,622)	104,126
Cash and Cash Equivalents at Beginning of Year	26,211	172,833	68,707
Cash and Cash Equivalents at End of Year	$52,818	$26,211	$172,833

Supplemental Disclosures of Cash Flow Information:
Interest paid	$44,677	$10,703	$7,411
Income taxes paid	$5,100	$6,600	$5,500
Non-cash activities:
Stock dividend	$3,021	$2,560	$2,352
Real estate acquired in settlement of loans	$147	$61	$906
Investments matured and not settled included in other assets	$8,000	$-	$-
Investments in low income housing included in other assets and liabilities	$6,530	$-	$-
Right of use asset and liability	$28	$2,403	$1,636
CECL adjustment	$3,300	$-	$-

Acquisition of	HV Bancorp, Inc.
Non-cash assets acquired
Available-for-sale securities	$79,248	$-	$-
Loans held for sale	10,750	-	-
Loans	475,338	-	-
Premises and equipment	2,310	-	-
Accrued interest receivable	2,226	-	-
Bank owned life insurance	10,387	-	-
Intangibles	2,972	-	-
Deferred tax asset	7,706	-	-
Other assets	18,213	-	-
Goodwill	54,382	-	-
	663,532	-	-
Liabilities assumed
Noninterest-bearing deposits	197,549	-	-
Interest-bearing deposits	335,815	-	-
Accrued interest payable	885	-	-
Borrowed funds	58,647	-	-
Other liabilities	11,988	-	-
	604,884	-	-
Net non-cash assets acquired	58,648	-	-
Cash and cash equivalents acquired	$18,017	$-	$-

See accompanying notes to consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”) is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CZFS Acquisition Company, LLC (CZFS), and its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and its wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA, LLC (“Realty”). CZFS was formed in March 2020 as part of the merger with Midcoast Community Bancorp. Inc. (“MidCoast”). Realty was formed in March of 2019 to manage and sell properties acquired by the Bank in the settlement of a bankruptcy filing with a commercial customer.  On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (FNB).  On December 8, 2017, the Bank completed its acquisition of the S&T Bank branch in State College (State College). On April 17, 2020, the Company completed its acquisition of MidCoast. On June 16, 2023, the Company completed the HVBC acquisition. In December 2023, the Bank opened a full-service branch in Williamsport, Pennsylvania. As of December 31, 2023, the Bank operates thirty-nine full-service banking branches in Potter, Tioga, Bradford, Clinton, Lebanon, Lancaster, Berks, Schuylkill, Centre, Chester, Bucks, Montgomery and Philadelphia counties, Pennsylvania, Allegany County, New York, the cities of Wilmington and Dover, Delaware, Burlington County, New Jersey, a limited branch office in Union county, Pennsylvania and four mortgage centers in Bucks, Montgomery and Philadelphia counties, Pennsylvania. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.

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

Use of Estimates

In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for credit losses, goodwill, derivatives, pension plans and deferred tax assets and liabilities.

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

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2023 and 2022.

Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2023 and 2022.

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

Allowance for Credit Losses (Debt Securities Available-for Sale)

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management confirms that an available-for-sale security is uncollectable or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023, the Company determined that the unrealized loss positions in available-for-sale debt securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 5, “Investment Securities,” and Note 21, “Fair Value of Financial Instruments,” for more information about available-for-sale debt securities.

Accrued interest receivable on available-for-sale debt securities totaled $2,202,000 at December 31, 2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Purchased Credit Deteriorated (“PCD”) Loans

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents management’s estimate of expected credit losses over the estimated life of our existing portfolio of loans. The allowance for credit losses is a valuation account that is deducted from the loan’s amortized cost basis to present the net amount expected to be collected on the loans. The expense for credit loss recorded through earnings is the amount necessary to maintain the allowance for credit losses on loans at the amount of expected credit losses inherent within the loan portfolio. Loans are recorded as charge-offs against the allowance when management confirms a loan balance is uncollectable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. For further information on the allowance for credit losses on loans, see Note 6, “Loans,” for additional detail.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has segregated its portfolio segments based on federal call report codes which classify loans based on the primary collateral supporting the loan. The following are the Company’s segmented portfolios:

Residential Real Estate: The Bank originates residential mortgage and home equity loans primarily in its various market areas in Pennsylvania, New York and Delaware. These loans are secured by first and junior liens on a primary residence or investment property. The primary risk characteristics associated with residential loans typically involve major changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce or death. Residential loans that have adjustable rates could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Commercial Real Estate: The Bank originates mortgage loans to operating companies primarily in its various market areas in Pennsylvania, New York and Delaware. The property maybe owner-occupied or non-owner-occupied real estate properties and include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space.  Owner-occupied loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower’s ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Agricultural Real Estate: The Bank originates loans secured by farmland and improvements thereon, secured by mortgages primarily in its various market areas in Pennsylvania, New York and Delaware. Farmland includes all land known to be used or usable for agricultural purposes, such as crop and livestock production. Farmland also includes grazing or pasture land, whether tillable or not and whether wooded or not. The primary risk characteristics are specific to the uncertainty on production, market, financial, environmental and human resources.

Construction: The Bank originates construction loans to finance land development preparatory to erecting new structures or the on-site construction of residential, industrial, commercial, or multi-family buildings, primarily in its various market areas in Pennsylvania, New York and Delaware. Construction loans include not only construction of new structures, but also additions or alterations to existing structures and the demolition of existing structures to make way for new structures. Construction loans are generally secured by real estate. The primary risk characteristics are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific, such as the quality and depth of property management, or related to changes in general economic conditions.

Consumer: The Bank originates loans to individuals for household, family, and other personal expenditures, which may include automobile loans and loans for college. Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. The primary risk characteristics associated with other consumer loans typically involve major changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

Other Commercial Loans: The Bank originates lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as other assets of the business, or guarantors. Other commercial loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower’s ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions. The ability of the Bank to foreclose and realize sufficient value from business assets securing these loans is often uncertain. To mitigate the risk characteristics of commercial and industrial loans, commercial real estate may be included as a secondary source of collateral. The Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

Other Agricultural Loans: The Bank originates loans secured or unsecured to farm owners and operators (including tenants) or to nonfarmers for the purpose of financing agricultural production, including the growing and storing of crops, the marketing or carrying of agricultural products by the growers thereof, and the breeding, raising, fattening, or marketing of livestock, and for purchases of farm machinery, equipment, and implements. The primary risk characteristics are specific to the uncertainty on production, market, financial, environmental and human resources.

State and Political Subdivision Loans: The Bank originates various types of loans made directly to municipalities. These loans are repaid through general cash flows or through specific revenue streams, such as water and sewer fees. The primary risk characteristics associated with municipal loans are the municipality’s ability to manage cash flow, balance the fiscal budget, fixed asset and infrastructure requirements. Additional risks include changes in demographics, as well as social and political conditions.

Methods utilized by management to estimate expected credit losses include a discounted cash flow (“DCF”) model that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations. Management estimates the allowance for credit losses on loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. After the end of the reasonable and supportable forecast period, the loss rates revert to the mean loss rate over a period of eight quarters.

Historical credit loss experience, including examination of loss experience at representative peer institutions when the Company’s loss history does not result in estimations that are meaningful to users of the Company’s Consolidated Financial Statements, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors.

The DCF model uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicators utilized by the Company are federal unemployment rates, national gross domestic production and national housing price index. In building the CECL methodology utilized in the DCF model, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Federal unemployment rates and national gross domestic production and national housing price index.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation and typically represent collateral dependent loans but may also include other nonperforming loans. The Company uses the practical expedient to measure individually evaluated loans as collateral dependent and/or when repayment is expected to be provided substantially through the operation or sale of the collateral. Expected credit losses are based on the fair value at the reporting date, adjusted for selling costs as appropriate. For collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

Accrued interest receivable on loans held for investment totaled $8,512,000 at December 31, 2023 and is included within Accrued interest receivable. This amount is excluded from the estimate of expected credit losses.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Management estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Bank and applying the loss factors used in the allowance for credit losses on loans methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. The estimate of credit losses on OBS credit exposures is $1,265,000 and $165,000 at December 31, 2023 and 2022, respectively, and was reported in accrued interest payable and other liabilities on the consolidated balance sheets.

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

Collateral-Dependent Loans

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral.  For all classes of loans and leases deemed collateral-dependent, the Company elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral consists of various types of real estate including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land.

Loans to Borrowers Experiencing Financial Difficulty

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell. Prior to foreclosure, as the value of the underlying loan is written down to fair market value of the real estate or other assets to be acquired by a charge to the allowance for credit losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains and losses are included in other non-interest income or other non-interest expense.

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

Most leases include one or more options to renew. The exercise of lease renewal options is typically at the sole discretion of management and is based on whether the extension options are reasonably certain to be exercised after considering all facts and circumstances of the lease. If management determines that the Company is reasonably certain to exercise the extension option(s), the additional term is included in the calculation of the lease liability.

As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments.

Intangible Assets

Intangible assets, other than goodwill, include core deposit intangibles and mortgage servicing rights (MSRs). Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangibles are being amortized over 10 years using the sum-of-the-years digits method of amortization.

The Company recognizes mortgage servicing rights as assets when mortgage loans are sold and the rights to service those loans are retained. Mortgage servicing rights are initially recorded at fair value by using discounted cash flows to calculate the present value of estimated future net servicing income.

The Company accounts for the mortgage servicing rights under the amortization method. The mortgage servicing rights are initially recorded at fair value and amortized in proportion to the estimated expected future net servicing income generated from servicing the loan. The mortgage servicing rights are evaluated for impairment by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. The Company obtains a third-party valuation to assist with estimating of the fair value of the mortgage servicing rights. A valuation allowance would be established if the carrying amount of these mortgage servicing rights exceeds fair value.

Goodwill

The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company may also perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2023, 2022 and 2021.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees. Any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the Bank receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary named by the insured person in the policy. The Company is the sole beneficiary of any death benefits received from non-active insured persons. Additionally, as a result of the MidCoast acquisition, the Company acquired life insurance policies on former MidCoast employees. The Company is owner and sole beneficiary of these policies. Additionally, as part of the HVBC acquisition, the Company acquired life insurance policies on former HVBC employees. Under these agreements, the Bank receives the cash surrender value of the policy plus the benefit in excess of the cash surrender value less $50,000 to $100,000 that be given to the beneficiary named by the insured person in the policy if the insured person passes while employed by the Company. The Company is the sole beneficiary of any death benefits received from non-active insured persons. The Company acquired life insurance policies on former FNB employees and directors, as part of the acquisition of FNB. The policies obtained as part of the acquisition provide a fixed dollar benefit to the former employee or director beneficiaries, whether or not the insured person is affiliated with the Company at the time of his or her death. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Increases in the cash surrender value are recognized as other non-interest income. The obligation of $610,000 and $660,000 under split-dollar benefit agreements to former employees and directors or their beneficiaries have been recognized as liabilities on the consolidated balance sheet at December 31, 2023 and 2022. The (benefit)/expenses associated with the split dollar benefit were ($50,000), ($36,000) and $9,000 for 2023, 2022 and 2021, respectively.

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

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value. The Company has interest rate swap agreements which are used as part of its asset liability management to help manage interest rate risk.  The Company also has derivatives as a result of its residential lending platform. The Company does not use derivatives for trading purposes.

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

Index
Advertising Costs

Advertising and promotion costs are generally expensed as incurred and amounted to $952,000, $970,000 and $838,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Comprehensive Income (Loss)

The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio, unrealized gains (losses) on interest rate swaps and unrecognized pension costs.

Recent Accounting Pronouncements – Adopted in 2023

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU became effective on January 1, 2023 for the Company. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements – Not Yet Effective

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

In March 2023, the FASB issued ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)”. The ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria in Accounting Standards Codification (ASC) 323-740-25-1. While the ASU does not significantly alter the existing eligibility criteria, it does provide clarifications to address existing interpretive issues. It also prescribes specific information reporting entities must disclose about tax credit investments each period. This ASU is effective for reporting periods beginning after December 15, 2023, for public business entities, or January 1, 2024 for the Company. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requires the amount of net income taxes paid for federal, state, and foreign taxes, as well as the amount paid to any jurisdiction that net taxes exceed a 5% quantitative threshold. The amendments will require the disclosure of pre-tax income disaggregated between domestic and foreign, as well as income tax expense disaggregated by federal, state, and foreign. The amendment also eliminates certain disclosures related to unrecognized tax benefits and certain temporary differences. This ASU is effective for fiscal years beginning after December 15, 2024.  Early adoption is permitted in any annual period where financial statements have not yet been issued. The amendments should be applied on a prospective basis but retrospective application is permitted. The Company does not expect adoption of the standard to have a material impact on its Consolidated Financial Statements.

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

	2023	2022	2021
Basic earnings per share computation:
Net income applicable to common stock	$17,811,000	$29,060,000	$29,118,000
Weighted average common shares outstanding	4,382,573	4,008,931	4,023,294
Earnings per share - basic	$4.06	$7.25	$7.24

Diluted earnings per share computation:
Net income applicable to common stock	$17,811,000	$29,060,000	$29,118,000

Weighted average common shares outstanding for basic earnings per share	4,382,573	4,008,931	4,023,294
Add: Dilutive effects of restricted stock	-	-	-
Weighted average common shares outstanding for dilutive earnings per share	4,382,573	4,008,931	4,023,294
Earnings per share - dilutive	$4.06	$7.25	$7.24

Nonvested shares of restricted stock totaling 4,623, 5,458 and 5,494 were outstanding during 2023, 2022 and 2021, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had per share prices ranging from $56.81-$83.38, $44.93-$74.27 and $44.93-$63.19 for 2023, 2022 and 2021, respectively.

Index
Reclassification

Certain of the prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on net income or stockholders’ equity.

2. ACQUISITION OF HV BANCORP, INC

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

The following table summarizes the purchase of HVBC as of June 16, 2023:

(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Citizens Financial Services, Inc. shares issued	693,858
Value assigned to Citizens Financial Services, Inc. common share	$86.67
Purchase price assigned to HVBC common shares exchanged for Citizens Financial Services, Inc.		$60,137
Purchase Price Consideration - Cash for Common Stock
Purchase price assigned to HVBC’s common shares exchanged for cash		13,112
Purchase Price Related to Cash Payout of Stock Options		3,416
Total Purchase Price		76,665
Net Assets Acquired:
HV Bancorp, Inc shareholders’ equity	$40,630
Adjustments to reflect assets acquired at fair value:
Investments	31
Loans
Interest rate	(24,097)
General credit	(1,834)
Specific credit - PCD accrual	(277)
Specific credit - PCD non-accrual	(1,765)
Core deposit intangible	2,770
Owned premises	67
Other assets	(193)
Deferred tax assets	3,051
Adjustments to reflect liabilities acquired at fair value:
Time deposits	586
Borrowings	3,017
Other liabilities	297
		22,283
Goodwill resulting from merger		$54,382

The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed:

(In Thousands)
Total purchase price		76,665
Cash and due from banks	18,017
Investment securities	79,248
Loans held for sale	10,750
Loans	475,338
Premises and equipment	2,310
Intangible assets	2,972
Bank owned life insurance	10,387
Interest receivable	2,226
Deferred taxes	7,706
Other assets	18,213
Total assets acquired	627,167
Fair value of liabilities assumed
Deposits	533,364
Borrowings	58,647
Accrued interest payable	885
Other liabilities	11,988
Total liabilities assumed	604,884
Total fair value of identifiable net assets		22,283
Goodwill resulting from merger		54,382

The Company determined that this acquisition constitutes a business combination and therefore was accounted for using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired, liabilities assumed and consideration paid at fair value. The $54.4 million excess of the consideration paid over the fair value of assets acquired was recorded as goodwill and is not amortizable or deductible for tax purposes. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company with HVBC.

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

The Company recorded goodwill and other intangibles associated with the HVBC acquisition totaling $57,354,000. Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from June 16, 2023 to December 31, 2023. None of the goodwill acquired is expected to be deductible for tax purposes.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. For the period from June 16, 2023 to December 31, 2023, no such adjustments were recorded.  The identifiable intangible assets consist of core deposit intangibles and mortgage servicing rights (MSRs), which are being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible and MSRs acquired as part of the acquisition at December 31, 2023 was $2,770,000 and $202,000, respectively, with $252,000 and $33,000 accumulated amortization, respectively, as of that date.

As of December 31, 2023, the current year and estimated future amortization expense for the core deposit intangibles and MSRs acquired as part of the acquisition was (in thousands):

	MSRs	Core deposit intangibles	Total
Amortization for the period 6/16/23-12/31/23	$33	$252	$285
Estimate for year ended December 31,
2024	52	478	530
2025	51	428	479
2026	44	378	422
2027	21	327	348
2028	1	277	278
2029 and thereafter	-	630	630
Total	$169	$2,518	2,687

Amounts recognized separately from the acquisition include primarily legal fees, investment banking fees, system conversion costs, severance costs and contract termination costs. These costs were included in merger and acquisition expenses within non-interest expenses on the Consolidated Statement of Income and amounted to approximately $9,269,000 for 2023.

Results of operations for HVBC prior to the acquisition date are not included in the Consolidated Statement of Income for 2023.

The following table presents financial information regarding the former HVBC operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2023 under the column “Actual from Acquisition Date through December 31, 2023”.  In addition, the following table presents unaudited pro forma information as if the acquisition of HVBC had occurred on January 1, 2022 under the “Pro Forma” columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.

	Actual from Acquisition	Unaudited Pro Forma
	Date Through	Twelve Months Ended December 31,
(In Thousands, Except Per Share Data)	December 31, 2023	2023	2022
Net interest income	$14,697	$89,217	$96,185
Non-interest income	1,543	13,856	17,863
Net income	6,487	15,034	31,625
Pro forma earnings per share:
Basic		$3.03	$6.72
Diluted		$3.03	$6.72
3. REVENUE RECOGNITION

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

Index
The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

Revenue stream
Service charges on deposit accounts	2023	2022	2021
Overdraft fees	$1,501	$1,374	$1,111
Statement fees	194	208	225
Interchange revenue	3,246	3,226	2,801
ATM income	138	229	388
Other service charges	560	309	230
Total Service Charges	5,639	5,346	4,755
Trust	764	803	865
Brokerage and insurance	1,924	1,895	1,625
Other	645	543	492
Total	$8,972	$8,587	$7,737

4. RESTRICTIONS ON CASH AND DUE FROM BANKS

Effective March 26, 2020, the Federal Reserve reduced reserve requirements to zero for all depository institutions. There were no required federal reserves included in “Cash and due from banks” at December 31, 2023 or December 31, 2022. The required reserves are used to facilitate the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank. Federal law prohibits the Company from borrowing from the Bank unless the loans are secured by specific collateral.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

5. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, 2023 and 2022 were as follows (in thousands):

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Fair Value
Available-for-sale securities:
U.S. Agency securities	$66,569	$1	$(5,799)	$-	$60,771
U.S. Treasuries	152,485	-	(9,197)	-	143,288
Obligations of state and political subdivisions	107,945	32	(6,190)	-	101,787
Corporate obligations	13,394	245	(1,236)	-	12,403
Mortgage-backed securities in government sponsored entities	112,950	7	(13,605)	-	99,352
Total available-for-sale securities	$453,343	$285	$(36,027)	$-	$417,601

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Agency securities	$78,556	$-	$(7,879)	$70,677
U.S. Treasuries	162,236	-	(13,666)	148,570
Obligations of state and political subdivisions	120,562	35	(10,297)	110,300
Corporate obligations	10,335	-	(952)	9,383
Mortgage-backed securities in government sponsored entities	115,304	15	(14,743)	100,576
Total available-for-sale securities	$486,993	$50	$(47,537)	$439,506

Index
The following table shows the Company’s gross unrealized losses and fair value for available for sale securities, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022 (in thousands).  As of December 31, 2023, the Company owned 323 securities each of whose fair value was less than its cost basis for a period twelve months or greater and five securities each of whose fair value was less than its cost basis for a period less than twelve months.

	Less than Twelve Months		Twelve Months or Greater		Total
2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$-	$-	$58,753	$(5,799)	$58,753	$(5,799)
U.S. Treasuries	-	-	143,288	(9,197)	143,288	(9,197)
Obligations of states and political subdivisions	-	-	93,535	(6,190)	93,535	(6,190)
Corporate obligations	1,487	(265)	8,320	(971)	9,807	(1,236)
Mortgage-backed securities in government sponsored entities	9,203	(31)	88,553	(13,574)	97,756	(13,605)
Total securities	$10,690	$(296)	$392,449	$(35,731)	$403,139	$(36,027)

2022
U.S. agency securities	$39,729	$(1,892)	$30,948	$(5,987)	$70,677	$(7,879)
U.S. Treasuries	32,673	(1,337)	115,897	(12,329)	148,570	(13,666)
Obligations of states and political subdivisions	66,725	(4,887)	35,782	(5,410)	102,507	(10,297)
Corporate obligations	2,165	(165)	6,218	(787)	8,383	(952)
Mortgage-backed securities in government sponsored entities	40,270	(3,367)	57,319	(11,376)	97,589	(14,743)
Total securities	$181,562	$(11,648)	$246,164	$(35,889)	$427,726	$(47,537)

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

As of December 31, 2023, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest receivable on available-for-sale debt securities totaled $2,202,000 at December 31, 2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Proceeds from sales of securities available-for-sale during 2023, 2022 and 2021 were $86,504,000, $7,480,000 and $29,198,000, respectively. Sales for 2023 were primarily the result of selling investments obtained as part of the HVBC acquisition for no gain or loss on the day of acquisition. The gross losses realized during 2023 consisted of $89,000 from the sales of seven municipal securities. The gross gains realized during 2023 consisted of $38,000 from the sales of two municipal securities. The gross losses realized during 2022 consisted of $14,000 from the sales of three agency securities. The gross gains realized during 2021 consisted of $177,000 and $125,000 from the sales of six treasury securities and three agency securities, respectively. The gross losses realized during 2021 consisted of $90,000 from the sale of one agency security. Gross gains and gross losses were realized as follows on available for sale securities (in thousands):

	2023	2022	2021
Gross gains	$38	$-	$302
Gross losses	(89)	(14)	(90)
Net (losses) gains	$(51)	$(14)	$212

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during 2023, 2022 and 2021 and the portion of unrealized gains for the period that relates to equity investments held at December 31, 2023, 2022 and 2021 (in thousands):

Equity Securities	2023	2022	2021
Net gains (losses) recognized in equity securities during the period	$(158)	$(251)	$339
Less: Net gains realized on the sale of equity securities during the period	14	4	-
Net unrealized gains (losses)	$(144)	$(247)	$339

Index
Investment securities with an approximate carrying value of $353,344,000 and $311,766,000 at December 31, 2023 and 2022, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at December 31, 2023, by contractual maturity are shown below (in thousands). Municipal securities that have been refunded and will therefore pay-off on the call date are reflected in the table below utilizing the call date as the date of repayment as payment is guaranteed on that date:

Available-for-sale securities:	Amortized Cost	Fair Value
Due in one year or less	$46,581	$45,685
Due after one year through five years	158,502	147,810
Due after five years through ten years	95,534	86,919
Due after ten years	152,726	137,187
Total	$453,343	$417,601

Credit Losses on Investment Securities – Prior to adopting ASU 2016-13

The Company adopted ASU No. 2016-13 effective January 1, 2023. Financial statement amounts related to Investment Securities recorded as of December 31, 2022 and for the periods ended December 31, 2022 are presented in accordance with the accounting policies described in the following sections. The following sections were carried forward from the Annual Report on Form 10-K for the year ended December 31, 2022.

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
6. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south-central Pennsylvania, southern New York and Wilmington and Dover, Delaware.  The recently completed HVBC acquisition has expanded our lending market further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey. Although the Company had a diversified loan portfolio at December 31, 2023 and 2022, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for credit losses as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Real estate loans:
Residential	$359,990	$210,213
Commercial	1,092,887	876,569
Agricultural	314,802	313,614
Construction	195,826	80,691
Consumer	61,316	86,650
Other commercial loans	136,168	63,222
Other agricultural loans	30,673	34,832
State and political subdivision loans	57,174	59,208
Total	2,248,836	1,724,999
Allowance for credit losses - loans	21,153	18,552
Net loans	$2,227,683	$1,706,447

As of December 31, 2023, and 2022, net unamortized loan fees and costs of $2,843,000 and $2,573,000, respectively, were included in the carrying value of loans. Purchased loans acquired in connection with the FNB acquisition, the State College branch acquisition, the MidCoast acquisition and the HVBC were recorded at fair value on their acquisition date without a carryover of the related allowance for loan losses.

Index
Real estate loans serviced for Freddie Mac, Fannie Mae and the FHLB, which are not included in the Consolidated Balance Sheet, totaled $203,709,000 and $187,754,000 at December 31, 2023 and 2022, respectively. Loans sold to Freddie Mac and Fannie Mae were sold without recourse and total $193,548,000 and $177,575,000 at December 31, 2023 and 2022, respectively. Additionally, the Bank acquired a portfolio of loans sold to the FHLB during the acquisitions of FNB and HVBC, which were sold under the Mortgage Partnership Finance Program (“MPF”). The Bank was not an active participant in the MPF program in 2023 or 2022. The MPF portfolio balance was $10,161,000 and $10,179,000 at December 31, 2023 and 2022, respectively. The FHLB maintains a first-loss position for the MPF portfolio that totals $165,000. Should the FHLB exhaust its first-loss position, recourse to the Bank’s credit enhancement would be up to the next $229,000 of losses. The Bank did not experience any losses for the MPF portfolio during 2023, 2022 or 2021.

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consist of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are consumer purpose installment loans or lines of credit secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate are loans secured by a mortgage on real estate used in agriculture production. Construction real estate are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by collateral other than real estate and overdraft lines of credit connected with customer deposit accounts. Other commercial loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non-real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax-free loans used to finance commercial development.

Allowance for Credit Losses, in accordance with ASC 326

As discussed in Note 1 “Basis of Presentation”, the Company adopted CECL effective January 1, 2023. CECL requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model (in effect for periods prior to 2023). Accordingly, allowance for credit loss disclosures subsequent to January 1, 2023 are not always comparable to prior dates. In addition, certain new disclosures required under CECL are not applicable to prior periods. As a result, the following tables present disclosures separately for each period, where appropriate. New disclosures required under CECL are only shown for the current period and are noted. See Note 1, “Basis of Presentation”, for a summary of the impact of adopting CECL on January 1, 2023.

Under CECL, loans individually evaluated consist of collaterally dependent loans and recently modified loans that were experiencing financial difficulty at the time of the modification. Under the incurred loss model in effect prior to the adoption of CECL, loans evaluated individually for impairment were referred to as impaired loans.

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

The following table presents the components of the allowance for credit losses as of December 31, 2023 (in thousands):

2023
Allowance for Credit Losses - Loans	$21,153
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	1,265
Total allowance for credit losses	$22,418

The following table presents the activity in the allowance for credit losses for 2023 (in thousands):

	Allowance for Credit Losses -Loans	Allowance for Credit Losses - Off- Balance Sheet credit Exposure	Total
Balance at December 31, 2022	$18,552	$165	$18,717
Impact of adopting CECL	(3,300)	1,064	(2,236)
Allowance for credit loss on PCD acquired loans	1,689	-	1,689
Loans charge-off	(1,329)	-	(1,329)
Recoveries of loans previously charged-off	49	-	49
Net loans charged-off	(1,280)	-	(1,280)
Provision for credit losses - acquisition day 1 non-PCD	4,591	-	4,591
Provision for credit losses	901	36	937
Balance at December 31, 2023	$21,153	$1,265	$22,418

The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for 2023 (in thousands).

	Balance at December 31, 2022	Impact of adopting CECL	Allowance for credit loss on PCD acquired loans	Charge- offs	Recoveries	Provision	Balance at December 31, 2023
Real estate loans:
Residential	$1,056	$79	$108	$(1)	$-	$1,112	$2,354
Commercial	10,120	(3,070)	39	-	-	2,089	9,178
Agricultural	4,589	(1,145)	-	-	-	(180)	3,264
Construction	801	(103)	37	-	-	1,215	1,950
Consumer	135	1,040	677	(365)	40	(31)	1,496
Other commercial loans	1,040	(328)	828	(963)	9	1,643	2,229
Other agricultural loans	489	(219)	-	-	-	-	270
State and political subdivision loans	322	(280)	-	-	-	3	45
Unallocated	-	726	-	-	-	(359)	367
Total	$18,552	$(3,300)	$1,689	$(1,329)	$49	$5,492	$21,153

The following table presents loans and the allowance for credit losses by portfolio segment, under CECL methodology as of December 31, 2023 (in thousands):

	Allowance for Credit Losses - Loans			Loans
2023	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$2,285	$69	$2,354	$358,358	$1,632	$359,990
Commercial	9,033	145	9,178	1,090,217	2,670	1,092,887
Agricultural	3,247	17	3,264	311,500	3,302	314,802
Construction	1,664	286	1,950	193,469	2,357	195,826
Consumer	557	939	1,496	60,377	939	61,316
Other commercial loans	1,713	516	2,229	134,472	1,696	136,168
Other agricultural loans	270	-	270	30,388	285	30,673
State and political subdivision loans	45	-	45	57,174	-	57,174
Unallocated	367	-	367	-	-	-
Total	$19,181	$1,972	$21,153	$2,236,955	$12,881	$2,248,836

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

December 31, 2022
Allowance for loan Losses	$18,552
Reserve for unfunded commitments	165
Total allowance for credit losses	$18,717

The following table presents the activity in the allowance for credit losses for 2022 (in thousands):

	Allowance for Credit Losses - Loans	Reserve for unfunded commitments	Total
Balance at December 31, 2021	$17,304	$165	$17,469
Loans charge-off	(472)	-	(472)
Recoveries of loans previously charged-off	37	-	37
Net loans charged-off	(435)	-	(435)
Provision for credit losses	1,683	-	1,683
Balance at December 31, 2022	$18,552	$165	$18,717

The following table presents the activity in the allowance for loan losses, by portfolio segment, for 2022 and 2021 (in thousands).

	Balance at December 31, 2021	Charge-offs	Recoveries	Provision	Balance at December 31, 2022
Real estate loans:
Residential	$1,147	$-	$-	$(91)	$1,056
Commercial	8,099	-	3	2,018	10,120
Agricultural	4,729	-	-	(140)	4,589
Construction	434	-	-	367	801
Consumer	262	(37)	21	(111)	135
Other commercial loans	1,023	(435)	13	439	1,040
Other agricultural loans	558	-	-	(69)	489
State and political subdivision loans	281	-	-	41	322
Unallocated	771	-	-	(771)	-
Total	$17,304	$(472)	$37	$1,683	$18,552

2022	Balance at December 31, 2020	Charge-offs	Recoveries	Provision	Balance at December 31, 2021
Real estate loans:
Residential	$1,174	$-	$-	$(27)	$1,147
Commercial	6,216	(54)	89	1,848	8,099
Agricultural	4,953	-	-	(224)	4,729
Construction	122	-	-	312	434
Consumer	321	(27)	21	(53)	262
Other commercial loans	1,226	(133)	43	(113)	1,023
Other agricultural loans	864	-	-	(306)	558
State and political subdivision loans	479	-	-	(198)	281
Unallocated	460	-	-	311	771
Total	$15,815	$(214)	$153	$1,550	$17,304

The following table presents loans and their related allowance for loan losses, by portfolio segment, as of December 31, 2022 (in thousands):

	Allowance for loan losses			Loans
2022	Collectively evaluated for impairment	Individually evaluated for impairment	Total allowance for loan losses	Collectively evaluated for impairment	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total Loans
Real estate loans:
Residential	$1,052	$4	$1,056	$209,869	$335	$9	$210,213
Commercial	10,063	57	10,120	869,038	5,675	1,856	876,569
Agricultural	4,565	24	4,589	306,793	5,380	1,441	313,614
Construction	801	-	801	80,691	-	-	80,691
Consumer	131	4	135	86,646	4	-	86,650
Other commercial loans	1,027	13	1,040	63,120	102	-	63,222
Other agricultural loans	489	-	489	34,359	473	-	34,832
State and political subdivision loans	322	-	322	59,208	-	-	59,208
Total	$18,450	$102	$18,552	$1,709,724	$11,969	$3,306	$1,724,999

Information presented in the following tables is not required for periods after the adoption of CECL. The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2022, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
2022	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$395	$242	$39	$281	$4
Home Equity	71	39	15	54	-
Commercial	6,655	5,314	361	5,675	57
Agricultural	6,062	5,192	188	5,380	24
Consumer	4	-	4	4	4
Other commercial loans	797	32	70	102	13
Other agricultural loans	669	473	-	473	-
Total	$14,653	$11,292	$677	$11,969	$102

The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2022 and 2021 (in thousands):

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2022	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$421	$12	$-
Home Equity	64	4	-
Commercial	6,216	207	10
Agricultural	5,540	126	-
Consumer	1	-	-
Other commercial loans	260	3	-
Other agricultural loans	538	4	-
Total	$13,040	$356	$10

2021
Real estate loans:
Mortgages	$682	$16	$-
Home Equity	99	4	-
Commercial	8,789	288	31
Agricultural	4,562	82	-
Other commercial loans	704	2	-
Other agricultural loans	1,044	3	-
Total	$15,880	$395	$31

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

The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of December 31, 2023 and 2022, respectively. The balances are presented by class of loan receivable (in thousands):

	December 31, 2023				December 31, 2022
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans	Nonaccrual	90 days or greater past due and accruing	Total non- performing loans
Real estate loans:
Mortgages	$315	$2,646	$-	$2,961	$562	$-	$562
Home Equity	-	121	18	139	29	-	29
Commercial	256	879	404	1,539	2,778	-	2,778
Agricultural	181	2,489	75	2,745	3,222	-	3,222
Construction	2,357	-	-	2,357	-	-	-
Consumer	701	-	13	714	-	7	7
Other commercial loans	588	1,162	6	1,756	62	-	62
Other agricultural loans	-	492	-	492	285	-	285
	$4,398	$7,789	$516	$12,703	$6,938	$7	$6,945

As of December 31, 2023, there were $7.8 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charge down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of  December 31, 2023 and 2022 (in thousands):

	December 31, 2023				December 31, 2022
	Real Estate	Business Assets	None	Total	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$2,961	$-	$-	$2,961	$562	$-	$-	$562
Home Equity	121	-	-	121	29	-	-	29
Commercial	1,135	-	-	1,135	2,778	-	-	2,778
Agricultural	2,670	-	-	2,670	3,222	-	-	3,222
Construction	2,357	-	-	2,357	-	-	-	-
Consumer	-	-	701	701	-	-	-	-
Other commercial loans	-	1,750	-	1,750	-	62	-	62
Other agricultural loans	-	492	-	492	-	285	-	285
	$9,244	$2,242	$701	$12,187	$6,591	$347	$-	$6,938

Credit Quality Information

For commercial real estate, agricultural real estate, construction, other commercial, other agricultural, and state and political subdivision loans, management uses an internal risk rating system to monitor and assess credit quality. During the third quarter of 2023, this rating system was expanded from a nine grade rating system to a ten grade rating system. The first six categories under the revised system are considered not criticized and are aggregated as “Pass” rated. Under the prior system, the first five categories were considered not criticized and aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

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

Index
To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Company’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial, agricultural and state and political relationships over $500,000 are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Company engages an external consultant on at least an annual basis to: 1) review a minimum of 50% of the dollar volume of the commercial loan portfolio on an annual basis, 2) a large sample of relationships in aggregate over $1,000,000, 3) selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 4) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

The following tables represent credit exposures by internally assigned grades, by origination year, as of December 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$90,068	$333,710	$224,873	$122,560	$81,557	$180,799	$28,360	$1,140	$1,063,067
Special Mention	672	7,963	227	1,552	7,442	8,159	96	60	26,171
Substandard	-	1,302	6	-	158	1,444	317	422	3,649
Doubtful	-	-	-	-	-	-	-	-	-
Total	$90,740	$342,975	$225,106	$124,112	$89,157	$190,402	$28,773	$1,622	$1,092,887
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$22,632	$47,479	$28,990	$32,058	$25,406	$118,700	$10,495	$460	$286,220
Special Mention	574	9,165	1,499	-	962	7,038	3,535	-	22,773
Substandard	-	-	-	-	102	5,394	75	238	5,809
Doubtful	-	-	-	-	-	-	-	-	-
Total	$23,206	$56,644	$30,489	$32,058	$26,470	$131,132	$14,105	$698	$314,802
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$54,973	$102,562	$22,508	$-	$-	$-	$839	$1,166	$182,048
Special Mention	1,574	5,432	4,415	-	-	-	-	-	11,421
Substandard	-	-	2,357	-	-	-	-	-	2,357
Doubtful	-	-	-	-	-	-	-	-	-
Total	$56,547	$107,994	$29,280	$-	$-	$-	$839	$1,166	$195,826
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans					-
Risk Rating
Pass	$31,493	$11,407	$9,016	$4,793	$4,758	$3,530	$63,285	$93	$128,375
Special Mention	51	52	1,510	184	223	629	1,652	36	4,337
Substandard	52	97	-	-	149	967	502	1,667	3,434
Doubtful	-	-	-	-	-	-	-	22	22
Total	$31,596	$11,556	$10,526	$4,977	$5,130	$5,126	$65,439	$1,818	$136,168
Current period gross charge-offs	$200	$-	$-	$763	$-	$-	$-	$-	$963

Other agricultural loans					-
Risk Rating
Pass	$3,902	$1,520	$6,448	$1,046	$532	$305	$15,331	$-	$29,084
Special Mention	-	473	16	42	-	-	488	29	1,048
Substandard	-	-	207	-	4	255	44	31	541
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,902	$1,993	$6,671	$1,088	$536	$560	$15,863	$60	$30,673
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans					-
Risk Rating
Pass	$1,623	$14,171	$10,841	$5,235	$-	$25,294	$10	$-	$57,174
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,623	$14,171	$10,841	$5,235	$-	$25,294	$10	$-	$57,174
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total					-
Risk Rating
Pass	$204,691	$510,849	$302,676	$165,692	$112,253	$328,628	$118,320	$2,859	$1,745,968
Special Mention	2,871	23,085	7,667	1,778	8,627	15,826	5,771	125	65,750
Substandard	52	1,399	2,570	-	413	8,060	938	2,358	15,790
Doubtful	-	-	-	-	-	-	-	22	22
Total	$207,614	$535,333	$312,913	$167,470	$121,293	$352,514	$125,029	$5,364	$1,827,530
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

For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity, by origination year, as of December 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$19,082	$93,706	$47,774	$29,940	$18,923	$97,813	$-	$-	$307,238
Nonperforming	-	399	766	396	-	1,400	-	-	2,961
Total	$19,082	$94,105	$48,540	$30,336	$18,923	$99,213	$-	$-	$310,199
Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

Home equity					-
Payment Performance
Performing	$3,877	$3,008	$1,886	$1,954	$2,462	$7,883	$28,219	$363	$49,652
Nonperforming	-	-	-	-	-	72	67	-	139
Total	$3,877	$3,008	$1,886	$1,954	$2,462	$7,955	$28,286	$363	$49,791
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Payment Performance
Performing	$1,803	$979	$539	$477	$557	$2,988	$53,254	$5	$60,602
Nonperforming	-	21	-	-	-	693	-	-	714
Total	$1,803	$1,000	$539	$477	$557	$3,681	$53,254	$5	$61,316
Current period gross charge-offs	$-	$-	$-	$-	$1	$341	$23	$-	$365

Total					-
Payment Performance
Performing	$24,762	$97,693	$50,199	$32,371	$21,942	$108,684	$81,473	$368	$417,492
Nonperforming	-	420	766	396	-	2,165	67	-	3,814
Total	$24,762	$98,113	$50,965	$32,767	$21,942	$110,849	$81,540	$368	$421,306

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

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of December 31, 2023 and 2022 (in thousands):

	30-59 Days	60-89 Days	90 Days Or	Total Past		Total Loans	90 Days or Greater and
December 31, 2023	Past Due	Past Due	Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$2,682	$360	$2,240	$5,282	304,917	$310,199	$-
Home Equity	145	67	71	283	49,508	49,791	18
Commercial	1,151	245	1,380	2,776	1,090,111	1,092,887	404
Agricultural	72	-	1,440	1,512	313,290	314,802	75
Construction	4,407	388	2,357	7,152	188,674	195,826	-
Consumer	16	282	23	321	60,995	61,316	13
Other commercial loans	670	366	319	1,355	134,813	136,168	6
Other agricultural loans	108	362	-	470	30,203	30,673	-
State and political subdivision loans	-	-	-	-	57,174	57,174	-
Total	$9,251	$2,070	$7,830	$19,151	$2,229,685	$2,248,836	$516

Loans considered non-accrual	$199	$666	$7,314	$8,179	$4,008	$12,187
Loans still accruing	9,052	1,404	516	10,972	2,225,677	2,236,649
Total	$9,251	$2,070	$7,830	$19,151	$2,229,685	$2,248,836

	30-59 Days	60-89 Days	90 Days	Total Past			Total Loans	90 Days or Greater and
December 31, 2022	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$356	$132	$229	$717	$161,843	$9	$162,569	$-
Home Equity	48	9	29	86	47,558	-	47,644	-
Commercial	1,065	115	1,788	2,968	871,745	1,856	876,569	-
Agricultural	-	-	1,368	1,368	310,805	1,441	313,614	-
Construction	-	-	-	-	80,691	-	80,691	-
Consumer	147	-	7	154	86,496	-	86,650	7
Other commercial loans	1,660	35	32	1,727	61,495	-	63,222	-
Other agricultural loans	-	-	-	-	34,832	-	34,832	-
State and political subdivision loans	-	-	-	-	59,208	-	59,208	-
Total	$3,276	$291	$3,453	$7,020	$1,714,673	$3,306	$1,724,999	$7

Loans considered non-accrual	$46	$76	$3,446	$3,568	$3,370	$-	$6,938
Loans still accruing	3,230	215	7	3,452	1,711,303	3,306	1,718,061
Total	$3,276	$291	$3,453	$7,020	$1,714,673	$3,306	$1,724,999

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

The following table shows, the amortized cost basis by class of loans receivable, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during 2023 (dollars in thousands):

	For the year ended December 31, 2023
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$126	0.04%
Commercial	4	1,142	0.10%
Agricultural	3	688	0.22%
Other commercial loans	1	610	0.45%
Total	9	$2,566

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$315	0.10%
Commercial	3	261	0.02%
Other commercial loans	5	1,108	0.81%
Total	9	$1,684

The following table shows, by class of loans receivable, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during 2023:

Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 4 months
Commercial	4	Extended the weighted average loan maturity 4 months
Agricultural	3	Extended the weighted average loan maturity 5 months
Other commercial loans	1	Extended the loan maturity 60 months
Total	9

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturing 10 months
Commercial	3	Extended the weighted average loan maturity 5 months
Other commercial loans	5	Extended the weighted average loan maturity 13 months
Total	9

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults after the modification date for 2023.

The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at December 31, 2023 (in thousands):

		30-89 Days	90 Days
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Real estate loans:
Mortgages	$126	$-	$-	$126
Commercial	1,142	-	-	1,142
Agricultural	688	-	-	688
Other commercial loans	610	-	-	610
Total	$2,566	$-	$-	$2,566

		30-89 Days	90 Days
Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Real estate loans:
Mortgages	$315	$-	$-	$315
Commercial	261	-	-	261
Other commercial loans	1,108	-	-	1,108
Total	$1,684	$-	$-	$1,684

 Information presented in the table above is not required for periods prior to adoption of CECL. The following table presents the most comparable information for the prior period for troubled debt restructurings as of December 31, 2022 and 2021 (in thousands).

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

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. There was no recidivism or other defaults during the reporting periods for loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2022 and 2021, respectively.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2023, and 2022 included with other assets are $474,000 and $543,000, respectively, of foreclosed assets. As of December 31, 2023, included within the foreclosed assets is $176,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2023, the Company has initiated formal foreclosure proceedings on $392,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.
7. PREMISES & EQUIPMENT

Premises and equipment at December 31, 2023 and 2022 are summarized as follows (in thousands):

	December 31,
	2023	2022
Land	$5,839	$5,667
Buildings	22,948	20,997
Furniture, fixtures and equipment	8,499	7,512
Construction in process	1,921	151
	39,207	34,327
Less: accumulated depreciation	17,823	16,708
Premises and equipment, net	$21,384	$17,619

Depreciation expense amounted to $1,147,000, $877,000 and $922,000 for 2023, 2022 and 2021, respectively.

Index
8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization of intangible assets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,457	$(1,502)	$955	$2,336	$(1,362)	$974
Core deposit intangibles	4,713	(2,018)	2,695	1,943	(1,645)	298
Total amortized intangible assets	$7,170	$(3,520)	$3,650	$4,279	$(3,007)	$1,272
Unamortized intangible assets:
Goodwill	$85,758			$31,376
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for the next five years of amortized intangible assets (in thousands). We based our projections of amortization expense shown below on existing asset balances at December 31, 2023. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Year ended December 31, 2023	$301	$373	$674
Estimate for year ended December 31,
2024	280	564	844
2025	228	478	706
2026	177	395	572
2027	120	339	459
2028	71	284	355
2029 and thereafter	79	635	714
Total	955	2,695	3,650

9. FEDERAL HOME LOAN BANK (FHLB) STOCK

As a member of the FHLB of Pittsburgh, the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2023, and 2022, included in other assets, the Bank held $14,997,000 and $10,627,000, respectively, of FHLB stock. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios are strong, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

Index
10. DEPOSITS

The following table shows the breakdown of deposits as of December 31, 2023 and 2022, by deposit type (in thousands):

	2023	2022
Non-interest-bearing deposits	$523,784	$396,260
NOW accounts	670,712	512,502
Savings deposits	307,357	321,917
Money market deposit accounts	400,154	335,838
Certificates of deposit	419,474	277,691
Total	$2,321,481	$1,844,208

Certificates of deposit of $250,000 or more amounted to $94,812,000 and $56,287,000 at December 31, 2023 and 2022, respectively. Brokered deposits totaled $109,284,000 and $16,006,000 as of December 31, 2023 and 2022, respectively.

Following are maturities of certificates of deposit as of December 31, 2023 (in thousands):

2024	$263,074
2025	87,829
2026	34,410
2027	17,250
2028	13,705
Thereafter	3,206
Total certificates of deposit	$419,474

11. BORROWED FUNDS AND REPURCHASE AGREEMENTS

The following table shows the breakdown of borrowed funds as of December 31, 2023 and 2022 (dollars in thousands):

				Weighted average interest rate:
2023	Balance at December 31	Highest balance at any month-end	Average balance	Paid during the year	As of year- end
Securities Sold Under Agreements to Repurchases (a)	$18,043	$18,184	$17,425	4.92%	5.10%
FHLB Advances(b)	135,841	234,310	192,399	5.43%	5.68%
Bank Federal Funds Lines (c)	-	-	-	6.53%	0.00%
FRB BIC Line (d)	-	-	29	5.24%	0.00%
Line of Credit (e)	12,572	17,500	5,880	8.48%	8.50%
FRB Term Funding Program (f)	20,000	20,000	329	4.84%	4.84%
Other Borrowings (g)	10,860	14,160	7,390	5.35%	5.33%
Subordinated Debt (h)	18,933	18,933	14,745	5.50%	6.30%
Notes Payable (i)	7,500	7,500	7,500	3.65%	3.65%
Term Loans (j)	98,287	117,775	80,908	2.30%	4.94%
Total Borrowed Funds	$322,036	$448,362	$326,605	4.64%	5.46%

				Weighted average interest rate:
2022	Balance at December 31	Highest balance at any month-end	Average balance	Paid during the year	As of year- end
Securities Sold Under Agreements to Repurchases (a)	$17,776	$17,776	$16,246	1.95%	4.13%
FHLB Advances(b)	169,110	171,047	69,571	3.50%	4.45%
Bank Federal Funds Lines (c)	-	-	3	1.99%	0.00%
FRB BIC Line (d)	-	-	49	1.76%	0.00%
Line of Credit (e)	-	-	-	0.00%	0.00%
FRB Term Funding Program (f)	-	-	-	0.00%	0.00%
Other Secured Borrowings (g)	-	-	-	0.00%	0.00%
Subordinated Debt (h)	9,892	9,892	9,885	4.18%	4.18%
Notes Payable (i)	7,500	7,500	7,500	3.63%	3.57%
Term Loans (j)	53,000	53,000	46,407	1.00%	1.00%
Total Borrowed Funds	$257,278	$259,215	$149,661	2.61%	3.66%

(a) We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The collateral pledged on the repurchase agreements by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 is presented in the following tables (in thousands).

Index
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2023	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$19,490	$-	$-	$-	$19,490
Total carrying value of collateral pledged	$19,490	$-	$-	$-	$19,490

Total liability recognized for repurchase agreements					$18,043

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2022	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$20,371	$-	$-	$-	$20,371
Total carrying value of collateral pledged	$20,371	$-	$-	$-	$20,371

Total liability recognized for repurchase agreements					$17,776

(b) FHLB Advances consist of an “Open RepoPlus” agreement with the FHLB of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the FHLB discount rate or Federal Funds rate, whichever is higher. The Company has a borrowing limit of $1,074,864,000, inclusive of any outstanding advances and letters of credit. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans. A portion of these advances, $43.0 million, are subject to interest rate swap arrangements. See Note 19 for additional information.

(c) The federal funds lines consist of unsecured lines from two third party banks at market rates.  The Bank has a borrowing limit totaling $34,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(d) The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement opened in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company’s possession.  As of December 31, 2023, and 2022, the Company has a borrowing limit of $993,000 and $1,050,000, respectively, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $1,230,000 and $1,360,000 as of December 31, 2023 and 2022, respectively.

(e) The Company issued a $15.0 million revolving line of credit in December 2023 with a New York community bank with a maturity date of January 1, 2026, subject to certain covenants. The line is subject to an annual fee of $20,000. Interest on outstanding borrowings is payable at prime. No specific collateral is required to be pledged for these borrowings.

(f) The Federal Reserve’s Bank Term Funding Program (BTFP) consists of a loan agreement opened in the second quarter of 2023 with the Federal Reserve Bank of Philadelphia secured by US treasury and SBA securities. The BTFP offers loans of up to one year in length. As of December 31, 2023, the Bank has a borrowing limit of $54,525,000, which also represents the par value of the pledged securities.as of December 31, 2023.  As of December 31, 2023, $20,000,000 was outstanding under the BTFP.

(g) The Company entered into an agreement with a counterparty that provides for the Company the right to obtain collateral from the counterparty depending on the value of the underlying derivative instrument. The value of the collateral obtained can fluctuate daily. A market interest is required to be paid on any collateral held. As of December 31, 2023, the Company is holding $10,860,000 of collateral, which is included in cash on the Consolidated Balance sheet.

(h) In April 2021, the Company issued $10.0 million of fixed to floating rate subordinated notes that mature on April 16, 2031, unless redeemed earlier. The notes bear interest at 4% per annum through April 16, 2026 and subsequently pay interest at the 90-day average secured overnight financing rate, determined on the determination date of the applicable interest period, plus 323 basis points. The Company may redeem the notes, in whole or in part, on or after April 16, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Issuance costs associated with the notes totaled $131,000 and were capitalized and will be amortized over the life of the note on a straight-line basis, which approximates the effective yield method. As of December 31, 2023, the net unamortized issuance costs totaled $95,000. As part of the HVBC acquisition, the Company acquired a subordinated note issued by HVBC with a par value of $10.0 million and a fair market value of $8,873,000 on the date of acquisition. This note has a maturity date of May 28, 2031, and has a coupon rate of 4.50% per annum through May 28, 2026. Thereafter, the note rate is adjustable and resets quarterly based on the then current 90-day average Secured Overnight Financing Rate (“SOFR”) plus 325 basis points for U.S. dollar denominated loans as published by the Federal Reserve Bank of New York. The Company may, at its option, at any time on an interest payment date, on or after May 28, 2026, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption. The carrying value of the note as of December 31, 2023 is $9,028,000.

(i) In December 2003, the Company formed a special purpose entity (“Entity”) to issue $7,500,000 of floating rate obligated mandatory redeemable trust preferred securities as part of a pooled offering. The rate was determined quarterly and floated based on the 3-month SOFR plus 2.80 percent.   The Entity may redeem them, in whole or in part, at face value after December 17, 2008, and on a quarterly basis thereafter. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable. Debt issue costs of $75,000 have been capitalized and fully amortized as of December 31, 2008.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet. The Entity is not consolidated as part of the Company’s consolidated financial statements. The $7,500,000 note payable is subject to an interest rate swap arrangement. See Note 19 for additional information.

Index
(j)  Term Loans consist of separate loans with the FHLB of Pittsburgh as follows (dollars in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2023	2022
Fixed:
5.73%	January 2, 2024	25,000	-
5.64%	February 14, 2024	18,000	-
2.46%	March 28, 2024	5,000	5,000
1.70%	August 20, 2024	5,000	5,000
4.75%	November 11, 2024	5,000	-
4.47%	May 12, 2025	10,000	-
4.32%	November 12, 2025	5,000	-
5.03%	July 7, 2025	25,287	-
3.86%	January 3, 2023	-	25,000
4.57%	February 14, 2023	-	18,000
Total term loans		$98,287	$53,000

Following are maturities of borrowed funds as of December 31, 2023 (in thousands):

2024	$255,316
2025	40,287
2026	-
2027	-
2028	-
Thereafter	26,433
Total borrowed funds	$322,036

12. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers hired prior to January 1, 2007. The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during employment. Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plans’ actuary. The Bank did not make any contributions to the pension plans in 2023, 2022 or 2021.

In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $354,000, $300,000 and $290,000 for 2023, 2022 and 2021, respectively.

Index
The following table sets forth the obligation and funded status of the pension plan as of December 31 (in thousands):

	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$9,324	$13,123
Service cost	306	356
Interest cost	433	275
Actuarial (Gain) / Loss	280	(3,230)
Settlement gain	-	(37)
Benefits paid	(787)	(1,163)
Benefit obligation at end of year	9,556	9,324
Change in plan assets
Fair value of plan assets at beginning of year	11,335	13,916
Actual return (loss) on plan assets	1,114	(1,418)
Employer contribution	-	-
Benefits paid	(787)	(1,163)
Fair value of plan assets at end of year	11,662	11,335
Funded status	$2,106	$2,011

Amounts not yet recognized as a component of net periodic pension cost as of December 31 (in thousands):

Amounts recognized in accumulated other comprehensive loss consists of:	2023	2022
Net loss	$1,231	$1,336
Prior service cost	-	-
Total	$1,231	$1,336

The accumulated benefit obligation for the defined benefit pension plan was $9,556,000 and $9,324,000 at December 31, 2023 and 2022 respectively.

The components of net periodic benefit costs for the years ended December 31 are as follows (in thousands):

	2023	2022	2021
Service cost	$306	$356	$380
Interest cost	433	275	270
Return on plan assets	(769)	(935)	(895)
Settlement loss (gain)	-	144	235
Net amortization and deferral	41	96	336
Net periodic benefit (income) cost	$11	$(64)	$326

The estimated net loss that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost (income) in 2024 is $9,000.

The weighted-average assumptions used to determine benefit obligations at December 31, 2023, 2022 and 2021 is summarized in the following table. The change in the discount rate is the primary driver of the actuarial gain that occurred in 2023 of $280,000.

	2023	2022	2021
Discount rate FCCB Plan	4.50%	4.75%	2.25%
Rate of compensation increase	3.00%	3.00%	3.00%

Index
The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31, 2023, 2022 and 2021 is summarized in the following table.

	2023	2022	2021
Discount rate FCCB Plan	4.75%	2.25%	2.00%
Expected long-term return on plan assets FCCB plan	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned. The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management. The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions. Asset allocation favors equity securities, with a target allocation of 50-70%. The target allocation for debt securities is 30-50%. At December 31, 2023, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio. The following table sets forth by level, within the fair value hierarchy as defined in footnote 21, the Plan’s assets at fair value as of December 31, 2023 and 2022 (dollars in thousands):
2023	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$380	$-	$-	$380	3.3%
Equity Securities	5,638	-	-	5,638	48.3%
Mutual Funds and ETF’s	3,428	-	-	3,428	29.4%
Corporate Bonds	-	2,167	-	2,167	18.6%
U.S. Agency Securities	-	49	-	49	0.4%
Total	$9,446	$2,216	$-	$11,662	100.0%

2022	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$431	$-	$-	$431	3.8%
Equity Securities	5,391	-	-	5,391	47.6%
Mutual Funds and ETF’s	3,322	-	-	3,322	29.3%
Corporate Bonds	-	2,143	-	2,143	18.9%
U.S. Agency Securities	-	48	-	48	0.4%
Total	$9,144	$2,191	$-	$11,335	100.0%

Equity securities include the Company’s common stock in the amounts of $746,000 (6.4% of total plan assets) and $876,000 (7.7% of total plan assets) at December 31, 2023 and 2022, respectively.

The Bank does not expect to make a contribution to its pension plan in 2024.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2024	$515
2025	842
2026	1,854
2027	1,176
2028	636
2029 - 2033	4,789

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $769,000, $623,000 and $563,000 for 2023, 2022 and 2021, respectively.

Index
Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2023, and 2022, an obligation of $604,000 and $580,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $27,000, $11,000 and $6,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and maybe subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In April 2016, the Company’s stockholder authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of December 31, 2023, 112,563 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation. The following table details the vesting, awarding and forfeiting of unearned restricted shares during 2023:

	2023
	Shares	Weighted Average Market Price
Outstanding, beginning of year	6,622	$58.51
Granted	3,495	77.77
Forfeited	(213)	63.12
Vested	(3,197)	61.69
Outstanding, end of year	6,707	$71.94

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $239,000, $279,000 and $318,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The per share weighted-average grant-date fair value of restricted shares granted during 2023, 2022 and 2021 was $77.77, $68.69 and $60.73, respectively.  At December 31, 2023, the total compensation cost related to nonvested awards that has not yet been recognized was $482,000, which is expected to be recognized over the next 3 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At December 31, 2023 and 2022, an obligation of $2,897,000 and $2,706,000, respectively, for the SERP was included in other liabilities in the Consolidated Balance Sheet. Expenses related to the SERP totaled $233,000, $240,000 and $473,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Benefit payments for 2023, 2022 and 2021 were $42,000.

Deferred Compensation Plan

In 2018, the Company initiated a non-qualified executive deferred compensation plan for eligible employees designated by the Board of Directors. At December 31, 2023 and 2022, an obligation of $1,503,000 and $1,235,000, respectively, was included in other liabilities for the deferred compensation plan in the Consolidated Balance Sheet. Expenses related to the deferred compensation plan totaled $268,000, $296,000 and $309,000 for the years ended December 31, 2023, 2022 and 2021, respectively. There were no benefit payments in 2023, 2022 or 2021.

Index
Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees acquired through the acquisition of FNB. At December 31, 2023 and 2022 an obligation of $575,000 and $617,000 respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to the salary continuation plan totaled $44,000, $47,000 and $49,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Benefit payments related to the salary continuation plan totaled $87,000, $76,000 and $76,000 for the years ended December 31, 2023, 2022 and 2021, respectively

Continuation of Life Insurance Plan

The Company, as part of the acquisition of FNB, has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person’s term of service. The estimated present value of future benefits to be paid totaled $610,000 and $660,000 at December 31, 2023 and 2022, respectively, which is included in other liabilities in the Consolidated Balance Sheet. (Benefits)/Expenses for the plan totaled ($50,000), ($36,000) and $9,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

13. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Currently payable	$3,109	$6,471	$5,510
Deferred tax liability (asset)	595	(36)	689
Provision for income taxes	$3,704	$6,435	$6,199

Index
The following temporary differences gave rise to the net deferred tax asset and liabilities at December 31, 2023 and 2022, respectively (in thousands):

	2023	2022
Deferred tax assets:
Allowance for credit losses	$5,868	$4,581
Deferred compensation	597	559
Merger & acquisition costs	-	1
Allowance for losses on available-for-sale securities	147	9
Pension and other retirement obligation	166	146
Interest on non-accrual loans	1,263	974
Incentive plan accruals	662	503
Other real estate owned	16	32
Unrealized losses on available-for-sale securities	7,506	9,972
Low income housing tax credits	44	138
NOL carry forward	2,468	1,134
Unrealized losses on equity securities	24	-
Non-PCD loan interest rate	4,795	-
Right of use asset	2,349	1,053
Accrued vacation	281	157
Other	428	164
Total	$26,614	$19,423

Deferred tax liabilities:
Premises and equipment	$(679)	$(492)
Investment securities accretion	(432)	(240)
Loan fees and costs	(859)	(685)
Goodwill and core deposit intangibles	(2,889)	(2,332)
Mortgage servicing rights	(201)	(205)
Unrealized gains on equity securities	-	(16)
Unrealized gains on interest rate swap	(1,143)	(1,443)
Borrowings fair value adjustment	(511)	-
Lease liability	(2,334)	(1,047)
Other	(227)	(77)
Total	(9,275)	(6,537)
Deferred tax asset, net	$17,339	$12,886

No valuation allowance was established at December 31, 2023 and 2022, due to the certain tax strategies and anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Provision at statutory rates on pre-tax income	$4,514	$7,450	$7,413
Effect of tax-exempt income	(895)	(835)	(764)
Low income housing tax credits	(585)	(141)	(141)
Low income housing expense	399	-	-
Bank owned life insurance	(263)	(179)	(384)
Nondeductible interest	251	74	44
Nondeductible merger and acquisition expenses	247	61	-
Change in tax rate	-	-	-
Other items	36	5	31
Provision for income taxes	$3,704	$6,435	$6,199
Statutory tax rates	21%	21%	21%
Effective tax rates	17.2%	18.1%	17.6%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2019 have been closed for purposes of examination by the federal and state taxing authorities.

Index
14. AFFORDABLE HOUSING PROJECTS TAX CREDIT PARTNERSHIPS

The Company makes equity investments in various limited partnerships or limited liability companies that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code.  The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act.  The primary activities of these entities include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants.  Generally, these types of investments are funded through a combination of debt and equity.

The Company is a limited partner or non-managing member in each LIHTC limited partnership or limited liability company, respectively.  Each of these entities is managed by an unrelated third-party general partner or managing member who exercises significant control over the affairs of the entity.  The general partner or managing member has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership or managing member of a limited liability company.  Duties entrusted to the general partner or managing member include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds.  Except for limited rights granted to the limited partner(s) or non-managing member(s) relating to the approval of certain transactions, the limited partner(s) and non-managing members may not participate in the operation, management, or control of the entity’s business, transact any business in the entity’s name or have any power to sign documents for or otherwise bind the entity.  In addition, the general partner or managing member may only be removed by the limited partner(s) or managing member(s) in the event of a failure to comply with the terms of the agreement or negligence in performing its duties.

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments and related unfunded commitments were $8,541,000 and $1,304,000 as of December 31, 2023 and 2022, respectively, and are included in other assets in the consolidated balance sheet. All partnerships entered into prior to 2015 were fully amortized as of December 31, 2022.

Unfunded Commitments

As of December 31, 2023, the expected payments for unfunded affordable housing commitments were as follows (dollars in thousands):

2024	$4,063
2025	2,169
2026	124
2027	19
2028	19
Thereafter	136
$6,530

The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 (dollars in thousands).

	2023	2022	2021
Effective Yield Method
Tax credits and other tax benefits recognized	$-	$141	$141
Amortization Expense in other expense	-	108	108
Proportional Amortization Method
Tax credits and other tax benefits recognized	948	-	-
Amortization Expense in Provision for Income Taxes	762	-	-

There were no impairment losses related to LIHTC investments for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive income (loss), net of tax, as of December 31, were as follows (in thousands):

	2023	2022
Net unrealized loss on securities available for sale	$(35,743)	$(47,487)
Tax effect	7,505	9,973
Net -of-tax amount	(28,238)	(37,514)

Unrealized gain on interest rate swaps	5,441	6,873
Tax effect	(1,142)	(1,444)
Net -of-tax amount	4,299	5,429

Unrecognized pension costs	(1,231)	(1,336)
Tax effect	259	280
Net -of-tax amount	(972)	(1,056)

Total accumulated other comprehensive loss	$(24,911)	$(33,141)

Index
The following tables present the changes in accumulated other comprehensive income (loss) by component net of tax for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2020	$6,058	$(9)	$(3,462)	$2,587
Other comprehensive income (loss) before reclassifications (net of tax)	(5,586)	1,403	1,229	(2,954)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(168)	115	265	212
Net current period other comprehensive income (loss)	(5,754)	1,518	1,494	(2,742)
Balance as of December 31, 2021	$304	$1,509	$(1,968)	$(155)

Balance as of December 31, 2021	$304	$1,509	$(1,968)	$(155)
Other comprehensive income (loss) before reclassifications (net of tax)	(37,829)	4,034	836	(32,959)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	11	(114)	76	(27)
Net current period other comprehensive income (loss)	(37,818)	3,920	912	(32,986)
Balance as of December 31, 2022	$(37,514)	$5,429	$(1,056)	$(33,141)

Balance as of December 31, 2022	$(37,514)	$5,429	$(1,056)	$(33,141)
Other comprehensive income (loss) before reclassifications (net of tax)	9,237	610	52	9,899
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	39	(1,740)	32	(1,669)
Net current period other comprehensive income (loss)	9,276	(1,130)	84	8,230
Balance as of December 31, 2023	$(28,238)	$4,299	$(972)	$(24,911)

(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)			Affected line item in the Consolidated Statement of Income
	December 31,
	2023	2022	2021
Unrealized gains and losses on available for sale securities
	$(51)	$(14)	$212	Available for sale securities (losses) gains, net
	12	3	(44)	Provision for income taxes
	$(39)	$(11)	$168	Net of tax

Unrealized gain (loss) on interest rate swap	$2,203	$145	$(147)	Interest expense
	(463)	(31)	32	Provision for income taxes
	$1,740	$114	$(115)	Net of tax

Defined benefit pension items
	$(41)	$(96)	$(336)	Other expenses
	9	20	71	Provision for income taxes
	$(32)	$(76)	$(265)	Net of tax
Total reclassifications	$1,669	$27	$(212)
(a) Amounts in parentheses indicate debits

16. RELATED PARTY TRANSACTIONS

Certain executive officers and directors of the Company, or companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank. A summary of loan activity for the years ended December 31, 2023 and 2022 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$9,592	$11,680
New loans	7,786	5,199
Repayments	(4,463)	(7,287)
Balance, end of year	$12,915	$9,592

Letter of credit	$1,663	$-

Index
17. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Federal Reserve Board (FRB) is required for the Bank to pay dividends to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2024 without approval of the FRB or Pennsylvania Department of Banking of approximately $29,939,000, plus the Bank’s 2023 year-to-date net income at the time of the dividend declaration.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2023, the Bank’s regulatory lending limit amounted to approximately $40,819,000.

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

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act were effective April 23, 2020 terminated upon the earlier of the termination of the national emergency related to COVID-19 or December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR was set at 8% for the remainder of 2020, 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2020 and 2021, a qualifying community bank utilizing the grace period was required to maintain a CBLR of at least 7% and 7.5%, respectively. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2023, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.54% as the Bank was in the grace period provided by the framework. At December 31, 2022, the Bank leverage ratio under the CBLR framework was 8.77%, which is less than 9.0% requirement to be considered “well-capitalized” under the CBLR. As such, as of December 31, 2022, the Bank reverted to the prompt corrective action framework. The following table provides the Bank’s computed risk‑based capital ratios as of December 31, 2022, which reflects the Bank being well capitalized on that date (dollars in thousands):

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

Index
18. COMMITMENTS, CONTINGENT LIABILITIES, RISKS AND UNCERTAINTIES

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

Credit Extension Commitments

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2023 and 2022, are as follows (in thousands):

	2023	2022
Commitments to extend credit	$546,006	$437,449
Standby letters of credit	18,682	15,972
	$564,688	$453,421

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

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2023 was $13,121,000.  The Company reserves the right to discontinue this service without prior notice.

The allowance for credit losses for off-balance sheet commitments was $1,265,000 and $165,000 as of December 31, 2023 and 2022, respectively.

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
19. DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest payments. As of December 31, 2023, and 2022, the Company had six interest rate swaps with a notional of $50.5 million associated with the Company’s cash outflows associated with various floating-rate amounts.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended December 31, 2023 and 2022. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities.

Customer Swaps

The Company also enters into derivative contracts, which consist of interest rate swaps, to facilitate the needs of customers desiring to manage interest rate risk. These swaps are not designated as accounting hedges under ASC 815, Derivatives and Hedging. In order to economically hedge the interest rate risk associated with offering this product, the Company simultaneously enters into derivative contracts with third parties to offset the customer contracts, such that the Company minimizes its net risk exposure resulting from such transactions. The derivative contracts are structured such that the notional amounts decrease over time to generally match the expected amortization of the underlying loans. These derivatives are not speculative and arise from a service provided to customers. The Company utilizes a loan hedging program to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, the Company enters into a dealer facing trade exactly mirroring the terms of the loan addendum. At December 31, 2023, the Company had interest rate swaps related to this program with an aggregate notional amount of $69.5 million.

Mortgage Banking Derivatives

To Be Announced Securities

To be announced securities (“TBAs”) are “forward delivery” securities considered derivative instruments under derivatives and hedging accounting guidance. The Company utilizes TBAs to protect against the price risk inherent in derivative loan commitments. TBAs are valued based on forward dealer marks from the Company’s approved counterparties. The Company utilizes a third-party market pricing service, which compiles current prices for instruments from market sources and those prices represent the current executable price. TBAs are recorded at fair value on the consolidated statements of financial condition in mortgage banking derivatives or other liabilities with changes in fair value recorded as a gain (loss) from hedging instruments in non-interest income in the Consolidated Statements of Income. The fair value of the Company’s derivative instruments, other than IRLCs, that are measured at fair value on a recurring basis is determined by utilizing quoted prices from dealers in such securities or third-party models utilizing observable market inputs.

Interest Rate Lock Commitments

Interest rate loan commitments known as IRLCs that relate to the origination of mortgages that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance FASB ASC 815, Derivatives and Hedging. IRLCs are recognized at fair value on the consolidated statements of financial condition as mortgage banking derivatives or as other liabilities with changes in their fair values recorded as a gain (loss) from hedging instruments in non-interest income in the Consolidated Statements of Income.

Forward Loan Sales Commitments

Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. IRLC generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Forward loan sales commitments are recognized at fair value on the Consolidated Statements of Financial Condition as mortgage banking derivatives or as other liabilities with changes in their fair values recorded as a gain (loss) from hedging instruments in non-interest income in the Consolidated Statements of Income.

Counterparty Credit Risk

As a result of its derivative contracts, the Company is exposed to credit risk. Specifically, approved counterparties and exposure limits are defined. On at least an annual basis, the customer derivative contracts and related counterparties are evaluated for credit risk with an adjustment made to the contracts fair value. In accordance with the interest rate agreements with derivative dealers, the Company may be required to post margin to these counterparties. At December 31, 2023, the Company has required collateral with certain of its derivative counterparties in the amount of $13.0 million and was holding $10.9 million of collateral from derivative counterparties.

Index
The following table reflects the estimated fair value positions of derivative contracts as of December 31, 2023 and 2022:

Derivatives designated as hedging instruments under ASC 815 (in thousands):

					Fair Value December 31,
Third party interest rate swaps	Balance Sheet Location	Notional Amount	Interest rate Paid	Interest rate Received	2023	2022
Maturing in 2025	Fair value of derivative instruments - asset	$15,000	Fixed - 0.57%	Compounded Overnight SOFR + 26.161	$887	$1,269
Maturing in 2027	Fair value of derivative instruments - asset	10,000	Fixed - 0.65%	Compounded Overnight SOFR + 26.161	1,009	1,324
Maturing in 2027	Fair value of derivative instruments - asset	7,500	Fixed - 3.57%	Compounded Overnight SOFR + 26.161+280	764	995
Maturing in 2027	Fair value of derivative instruments - asset	6,000	Fixed - 0.61%	Compounded Overnight SOFR + 26.161	630	822
Maturing in 2029	Fair value of derivative instruments - asset	6,000	Fixed - 0.72%	Compounded Overnight SOFR + 26.161	894	1,065
Maturing in 2032	Fair value of derivative instruments - asset	6,000	Fixed - 0.82%	Compounded Overnight SOFR + 26.161	1,257	1,398
		$50,500			$5,441	$6,873

Derivatives not designated as hedging instruments under ASC 815 (in thousands):

		December 31, 2023		December 31, 2022
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Zero Premium Collar	(Fair value of derivative instruments - liability)	$69,462	$(7,922)	$71,776	$(9,726)
IRLCs	Fair value of derivative instruments - asset	21,225	324	-	-
Dealer Offset to Zero Premium Collar	Fair value of derivative instruments - asset	69,462	7,922	71,776	9,726

The following table presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the years ended December 31, 2023 and 2022 (in thousands):

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
	Amount of (Loss) Gain Recognized in OCI on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of (loss) gain reclassified from Accumulated OCI into income
	Year Ended December 31,			Year Ended December 31,
Derivatives in Hedging relationships	2023	2022		2023	2022
Interest rate Products	$(1,431)	$4,963	Interest Expense	$2,203	$145

20. LEASES

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches with terms extending through 2039. All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Balance Sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities.

The following table represents the Consolidated Balance Sheet classification of the Company’s ROU assets and lease liabilities (in thousands). The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), on the Consolidated Balance Sheet.

	Balance at December 31,
Lease Type	2023	2022	Affected line item on the Consolidated Balance Sheet
Right of Use Assets
Operating	$11,116	$4,987	Other Assets

Lease Liabilities:
Operating	$11,188	$5,016	Other Liabilities

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For leases obtained as of the HVBC acquisition, the rate for the remaining lease term as of June 16, 2023 was used. The following table displays the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases outstanding as of December 31, 2023:

Index
Operating
Weighted average term (years)	8.85
Weighted average discount rate	4.13%

The following table represents lease costs and other lease information for the years ended December 31, 2023, 2022, and 2021, respectively (in thousands). As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	December 31,
Lease Cost	2023	2022	2021
Operating lease cost	$1,400	$728	$676
Variable lease cost	177	64	63
Total lease cost	$1,577	$792	$739

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023 along with a reconciliation to the discounted amount recorded on the December 31, 2023 Consolidated Balance Sheet (in thousands):

Undiscounted cash flows due within	Operating
2024	1,785
2025	1,671
2026	1,621
2027	1,624
2028	1,537
2029 and thereafter	5,406
Total undiscounted cash flows	13,644
Impact of present value discount	2,456
Amount reported on balance sheet	$11,188

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

2023	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,938	$-	$-	$1,938
Available for sale securities:
U.S. Agency securities	-	60,771	-	60,771
U.S. Treasuries securities	143,288	-	-	143,288
Obligations of state and political subdivisions	-	101,787	-	101,787
Corporate obligations	-	12,403	-	12,403
Mortgage-backed securities in government sponsored entities	-	99,352	-	99,352
Other Assets
Derivative instruments	-	13,363	324	13,687
Liabilities
Derivative instruments	-	(7,922)	-	(7,922)

2022	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$2,208	$-	$-	$2,208
Available for sale securities:
U.S. Agency securities	-	70,677	-	70,677
U.S. Treasuries securities	148,570	-	-	148,570
Obligations of state and political subdivisions	-	110,300	-	110,300
Corporate obligations	-	9,383	-	9,383
Mortgage-backed securities in government sponsored entities	-	100,576	-	100,576
Other Assets
Derivative instruments	-	16,599	-	16,599
Liabilities
Derivative instruments	-	(9,726)	-	(9,726)

Index
The following tables represent assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2023:

	Level 3
	IRLC - Asset	IRLC - Liability
Beginning Balance: June 16, 2023	$657	$-
Total gains (losses) (unrealized):
Included in other comprehensive loss	-	-
Total (loss) gains included in earnings and held at reporting date	(333)	-
Purchases, sales and settlements	-	-
Transfers out of Level 3	-	-
Ending Balance December 31, 2023	$324	$-
Change in unrealized (losses) gains for the period included in earnings (or changes in net assets) for assets held as of December 31, 2023	$(333)	-
Change in unrealized losses for the period included other comprehensive loss for assets held as of December 31, 2023	$-	-

At December 31, 2023, the Company has classified $324,000 of net derivative assets related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. At December 31, 2023, the weighted average pull-through rates applied ranged from 63.6% to 94.2%.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at December 31, 2023:

Quantitative Information about Level 3 Fair Value Measurements
2023	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	324	Discounted cashflows	Pull-though rates	63.63%-94.24%	85.43%

Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2023 and 2022 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

Assets measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022 (in thousands) are included in the table below:

2023	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$3,885	$3,885
Other real estate owned	-	-	97	97

2022	Level I	Level II	Level III	Total
Impaired loans	$-	$-	$496	$496
Other real estate owned	-	-	297	297

•
Collateral-Dependent Loans (in accordance with ASC 326) - The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $396,000 at December 31, 2023.

•
Impaired Loans (in accordance with ASC 310) - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $50,000 at December 31, 2022.

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

2023	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	3,885	Appraised Collateral Values	Discount for time since appraisal	0-100%	29.32%
			Selling costs	8%-12%	10.20%
			Holding period	3 - 12 months	6.65 months

Other real estate owned	97	Appraised Collateral Values	Discount for time since appraisal	32%	32.00%

2022	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired loans	496	Appraised Collateral Values	Discount for time since appraisal	0-100%	25.16%
			Selling costs	8%-10%	8.41%
			Holding period	6 - 12 months	11.51 months

Other real estate owned	297	Appraised Collateral Values	Discount for time since appraisal	20-84%	39.84%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

December 31, 2023	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$4,070	$4,070	$-	$-	$4,070
Loans held for sale	9,379	9,379	-	-	9,379
Net loans	2,227,683	2,126,237	-	-	2,126,237

Financial liabilities:
Deposits	2,321,481	2,315,374	1,902,007	-	413,367
Borrowed funds	322,036	313,217	-	-	313,217

December 31, 2022	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$6,055	$6,055	$-	$-	$6,055
Loans held for sale	725	725	-	-	725
Net loans	1,706,447	1,662,514	-	-	1,662,514

Financial liabilities:
Deposits	1,844,208	1,832,037	1,566,517	-	265,520
Borrowed funds	257,278	246,288	-	-	246,288

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

Index
22. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is condensed financial information for Citizens Financial Services, Inc.:

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2023	2022
Assets:
Cash	$1,685	$13,490
Investments	1,780	2,116
Investment in subsidiary:
First Citizens Community Bank	313,381	200,610
Other assets	2,891	2,291
Total assets	$319,737	$218,507

Liabilities:
Other liabilities	$1,066	$968
Borrowed funds	39,005	17,392
Total liabilities	40,071	18,360
Stockholders’ equity	279,666	200,147
Total liabilities and stockholders’ equity	$319,737	$218,507

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2023	2022	2021
Dividends from:
Bank subsidiary	$13,213	$8,331	$8,994
Equity securities	113	114	104
Interest income	20	6	-
Total income	13,346	8,451	9,098
Realized securities gains (losses)	(209)	(219)	284
Expenses	3,130	1,307	1,008
Income before equity in undistributed earnings of subsidiary	10,007	6,925	8,374
Equity in undistributed earnings - First Citizens Community Bank	7,804	22,135	20,744
Net income	$17,811	$29,060	$29,118
Comprehensive income (loss)	$26,041	$(3,926)	$26,376

Index
CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$17,811	$29,060	$29,118
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(7,804)	(22,135)	(20,744)
Investment securities losses (gains), net	209	219	(284)
Other, net	(206)	240	543
Net cash provided by operating activities	10,010	7,384	8,633
Cash flows from investing activities:
Purchases of equity securities	-	(218)	-
Proceeds from the sale of equity securities	127	33	-
Investment in subsidiaries	(15,000)	-	-
Acquisition of HVB	(10,780)	-	-
Net cash used in investing activities	(25,653)	(185)	-
Cash flows from financing activities:
Cash dividends paid	(8,503)	(7,588)	(7,383)
Issuance of subordinated debt	-	-	9,869
Issuance of short-term debt	12,572	-	-
Purchase of treasury stock	(265)	(1,279)	(1,374)
Sale of treasury stock to employee stock purchase plan	34	112	-
Purchase of restricted stock	-	-	-
Net cash provided by (used in) financing activities	3,838	(8,755)	1,112
Net decrease in cash	(11,805)	(1,556)	9,745
Cash at beginning of year	13,490	15,046	5,301
Cash at end of year	$1,685	$13,490	$15,046

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 7, 2024

/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial & Accounting Officer)
Date: March 7, 2024

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Citizens Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets Citizens Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses

Description of the Matter

The Company’s loan portfolio totaled $2.2 billion as of December 31, 2023, and the associated allowance for credit losses on loans was $21.2 million. As discussed in Notes 1 and 6 to the consolidated financial statements, the allowance for credit losses (ACL) related to loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the ACL represents management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instruments.

Index
In calculating the allowance for credit losses, loans were segmented into pools based upon similar risk characteristics. For each of these loan pools, management measured expected credit losses over the life of each loan utilizing a discounted cash flow (DCF) model. For the DCF model, management generates cash flow projections at the loan level, adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers while modeling lifetime probability of default and loss given default. The Company’s analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. The models were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. Management uses Federal Open Market Committee (FOMC) to obtain various forecasts for Unemployment Rate, Housing Price Index, and National GDP. After the reasonable and supportable forecast period consisting of four quarters, the forecasted macroeconomic variables were reverted to a long-run average utilizing a rational, systematic basis.

Additionally, a portion of the collective ACL is comprised of adjustments to historical loss information for asset-specific risk characteristics to reflect the extent they do not exist in the historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative models but are likely to impact the measurement of estimated credit losses within the loan pools. Management uses a Qualitative Scorecard (Scorecard) to provide the adjustments to the historical loss information. The Scorecard contains a five-category approach to measure risk in the loan pools that may not be captured in the quantitative methodology. Benefits of the Scorecard model include the following:

•	Provides a structured and consistent framework
•	Standardizes benchmarks for measurement
•	Ensures directional consistency with changes in environmental factors
•	Correlates measurement between the inputs and outcomes

Loans that do not share similar risk characteristics with the loans evaluated using a collective (pooled) basis are evaluated individually. Management uses the collateral method for collateral-dependent loans to determine if a loss reserve is necessary. When determining the collateral value, a net realized value is determined by applying discount rates (or haircuts) to appraised values, including selling and administrative costs, and other expenses necessary to liquidate the collateral.

Auditing management’s estimate of the ACL involves a high degree of subjectivity due to the complexities of the key assumptions used, such as applicable loss drivers for collectively evaluated pools of the loan portfolio and the timing and amount of cash flows for individually evaluated loans. Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and had a significant effect on the ACL. There was a high degree of auditor judgment involved, due to the significant judgments made by management related to significant assumptions used and related uncertainty in determining the ACL.

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this critical audit matter (CAM) included:
•	Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and assumptions and the qualitative factor adjustments of the ACL
•	Evaluated and tested the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
o	Loan data completeness and accuracy
o	Grouping of loans based on similar risk characteristics
o	Use of historical internal data and external peer data
o	Model inputs utilized
o	Approval of model assumptions selected
o	Establishment of qualitative factors
o	Loan risk ratings
•	Tested the mathematical accuracy of the calculation of the ACL
•	Performed reviews of individual credit files and internally prepared loan review reports and support to evaluate the reasonableness of loan credit risk ratings
•	Performed a review of external loan review reports issued by the third-party
•	Tested the completeness and accuracy, including the evaluation of the relevance and reliability of inputs utilized in the calculation of the ACL
•	Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts for loan pools
•	Tested the reasonableness of specific allowances on individually reviewed loans
•	Tested the reasonableness of the peer group utilized for inclusion with the selected loss drivers
•	Evaluated analytically credit quality trends in delinquencies, non-accruals, charge offs, and loan risk ratings
•	Evaluated the overall reasonableness of the ACL considering trends identified within peer groups
•	Evaluated qualitative adjustments made to the ACL, including assessing the reasonableness and basis for those adjustments in estimating the ACL

Index
Acquisition of HV Bancorp, Inc. – Fair Value of Acquired Loans and Core Deposit Intangible

Description of the Matter

During 2023, the Company completed the acquisition of HV Bancorp, Inc. (HVB) for consideration of $76.7 million, as disclosed in Note 2 to the consolidated financial statements. The transaction was accounted for by applying the acquisition method. Purchased assets and assumed liabilities are recorded at their respective acquisition date fair values, and identifiable intangible assets are recorded at fair value. Determination of the acquisition date fair value required management to make significant estimates and assumptions.

Auditing the Company’s accounting for the acquisition was complex due to the significant estimation required by management to determine the fair value of the net loans acquired and a core deposit intangible (CDI) of $475.3 million and $2.8 million, respectively. The Company determined the fair value of the acquired loans by estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considered a number of factors in evaluating the acquisition-date fair value, including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral, and interest rate environment. The Company determined the fair value of the CDI by using a discounted cash flow model based on various factors, including discount rate, attrition rate, interest rate, cost of alternative funds, and net maintenance costs. The significant estimation was primarily due to the judgement involved in determining the discount rate used to discount the expected cash flows for acquired loans and the CDI, along with other factors described above, to establish the acquisition-date fair value of the loans and the CDI. These factors are forward-looking and could be affected by future economic and market conditions.

We identified the determination of the acquisition-date fair value of loans and the CDI as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity involved in auditing management’s selection of assumptions used to determine fair value. This required a high degree of auditor effort, specialized skills and knowledge, and significant auditor judgment.

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

Our primary audit procedures performed to address this critical audit matter included:
•	We obtained an understanding of the Company’s process for determining the fair value of the acquired loan portfolio and the CDI resulting from the merger
•	We evaluated the completeness and accuracy of data inputs used as a basis for the valuation of the non-purchased deteriorated loan portfolio and CDI
•	We tested the mathematical accuracy of the estimated non-purchased deteriorated loan portfolio and CDI fair value, including the application of the assumptions used in the calculation
•
We evaluated the completeness and accuracy of the purchased credit deteriorated loan portfolio and tested the mathematical accuracy of the estimated fair value, including the application of the assumptions used in the calculations

We have served as the Company’s auditor since 1994.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 7, 2024

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

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

Index
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2024 Proxy Statement is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2024 Proxy Statement is incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2024 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2024 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2024 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2024 Proxy Statement.

(c)	Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information
The following table sets forth information as of December 31, 2023 about Company common stock that may be issued under the Company’s 2016 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.

Index
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	n/a	n/a	112,563

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	112,563

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2024 Proxy Statement is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2024 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2024 Proxy Statement is incorporated by reference.

Index
 PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

1.	The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID 74)
Consolidated Balance Sheet as of December 31, 2023 and 2022
Consolidated Statement of Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statement of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

2.
All financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a)(1) of this item.

3.	The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Restated Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)

3.2	Articles of Amendment of Restated Articles of Incorporation of Citizens Financial Services, Inc. (2)

3.3	Bylaws of Citizens Financial Services, Inc.(3)

3.4	Amendment No. 1 to Amended and restated Bylaws of Citizens Financial Services, Inc. (4)

4	Instrument defining the rights of security holders (5)

10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(6)

10.2	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(7)

10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(8)

10.4	*Supplemental Executive Retirement Plan(9)

10.5	*Second Amendment to First Citizens Community Bank Supplemental Executive Retirement Plan(10)

10.6	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (11)

10.7	*First Citizens Community Bank Annual Incentive Plan (12)

10.8	*Amended and Restated First Citizens Community Bank Annual Incentive Plan

10.9	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (13)

10.10	Citizens Financial Services, Inc. 2016 Equity Incentive Plan (14)

10.11	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey L. Wilson (15)

Index
10.12	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and David Z. Richards, Jr. (16)

10.13	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey B. Carr (17)

10.14	*First Citizens Community Bank Executive Deferred Compensation Plan (18)

10.15	*Amended and Restated First Citizens Community Bank Executive Deferred Compensation Plan (19)

10.16	*First Citizens Community Bank Long Term Incentive Plan (20)

10.17	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Stephen J. Guillaume(21)

21	List of Subsidiaries

23	Consent of S.R. Snodgrass, P.C., Independent Registered Public Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

97	Citizens Financial Services, Inc. Clawback Policy

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

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

(2)     Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 26, 2021.

(3)     Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 17, 2020.

(4)    Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on November 23, 2022

(5)   Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Commission on March 9, 2023.

(6)    Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(7)   Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the Commission on August 8, 2019.

Index
(8)   Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 15, 2005.

(9)   Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission on March 7, 2013.

(10)  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the Commission on November 4, 2021.

(11)   Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(12)  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on August 8, 2013.

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

(19)  Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Commission on March 10, 2022

(20)  Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Commission on March 12, 2020.

(21)  Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on November 22, 2023.

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

Date: March 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date

/s/ Randall E. Black	March 7, 2024
Randall E. Black, Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Stephen J. Guillaume	March 7, 2024
Stephen J. Guillaume, Chief Financial Officer
(Principal Financial & Accounting Officer)

/s/ Robert W. Chappell	March 7, 2024
Robert W. Chappell, Director

/s/ R. Joseph Landy	March 7, 2024
R. Joseph Landy, Director

/s/ Roger C. Graham, Jr.	March 7, 2024
Roger C. Graham, Director

/s/ E. Gene Kosa	March 7, 2024
E. Gene Kosa, Director

/s/ Rinaldo A. DePaola	March 7, 2024
Rinaldo A. DePaola, Director

/s/ Thomas E. Freeman	March 7, 2024
Thomas E. Freeman, Director

/s/ Alletta M. Schadler	March 7, 2024
Alletta M. Schadler, Director

/s/ Christopher W. Kunes	March 7, 2024
Christopher W. Kunes

/s/ David Z, Richards, Jr.	March 7, 2024
David Z. Richards, Jr., Director

/s/ Mickey L. Jones.	March 7, 2024
Mickey L. Jones, Director

/s/ Janie M Hifiger	March 7, 2024
Janie M Hilfiger, Director