Form 10-Q
period 2024-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2024-05-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of May 1, 2024, was 4,706,992.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	March 31, 2024	December 31, 2023
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,047	$37,733
Interest-bearing	15,572	15,085
Total cash and cash equivalents	29,619	52,818
Interest bearing time deposits with other banks	3,820	4,070
Equity securities	1,658	1,938
Available-for-sale securities	404,865	417,601
Loans held for sale	8,346	9,379

Loans (net of allowance for credit losses: 2024 $21,598 and 2023, $21,153)	2,218,061	2,227,683

Premises and equipment	21,083	21,384
Accrued interest receivable	10,596	11,043
Goodwill	85,758	85,758
Bank owned life insurance	49,418	49,897
Other intangibles	3,450	3,650
Fair value of derivative instruments	14,857	13,687
Deferred tax asset	17,672	17,339
Other assets	51,900	59,074

TOTAL ASSETS	$2,921,103	$2,975,321

LIABILITIES:
Deposits:
Noninterest-bearing	$523,844	$523,784
Interest-bearing	1,779,037	1,797,697
Total deposits	2,302,881	2,321,481
Borrowed funds	283,565	322,036
Accrued interest payable	4,123	4,298
Fair value of derivative instruments - liability	8,698	7,922
Other liabilities	39,162	39,918
TOTAL LIABILITIES	2,638,429	2,695,655
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at March 31, 2024 and December 31, 2023; none issued in 2024 or 2023	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at March 31, 2024 and December 31, 2023; issued 5,160,754 at March 31, 2024 and December 31, 2023	5,161	5,161
Additional paid-in capital	143,227	143,233
Retained earnings	177,693	172,975
Accumulated other comprehensive loss	(26,620)	(24,911)
Treasury stock, at cost: 453,763 shares at March 31, 2024 and 453,760 shares at December 31, 2023	(16,787)	(16,792)
TOTAL STOCKHOLDERS’ EQUITY	282,674	279,666
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,921,103	$2,975,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
INTEREST INCOME:
Interest and fees on loans	$35,133	$22,549
Interest-bearing deposits with banks	243	71
Investment securities:
Taxable	1,624	1,556
Nontaxable	532	617
Dividends	401	314
TOTAL INTEREST INCOME	37,933	25,107
INTEREST EXPENSE:
Deposits	12,321	3,939
Borrowed funds	4,654	3,088
TOTAL INTEREST EXPENSE	16,975	7,027
NET INTEREST INCOME	20,958	18,080
Provision for credit losses	785	-
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	20,173	18,080
NON-INTEREST INCOME:
Service charges	1,372	1,211
Trust	244	230
Brokerage and insurance	665	514
Gains on loans sold	417	45
Equity security gains (losses), net	55	(218)
Gain on sale of Braavo division	1,102	-
Earnings on bank owned life insurance	668	218
Other	448	174
TOTAL NON-INTEREST INCOME	4,971	2,174
NON-INTEREST EXPENSES:
Salaries and employee benefits	10,290	7,677
Occupancy	1,324	835
Furniture and equipment	236	151
Professional fees	703	381
FDIC insurance	525	300
Pennsylvania shares tax	310	298
Amortization of intangibles	149	31
Merger and acquisition	-	244
Software expenses	514	351
ORE (income) expenses	(13)	26
Other	2,605	1,484
TOTAL NON-INTEREST EXPENSES	16,643	11,778
Income before provision for income taxes	8,501	8,476
Provision for income taxes	1,477	1,609
NET INCOME	$7,024	$6,867

PER COMMON SHARE DATA:
Net Income - Basic	$1.49	$1.71
Net Income - Diluted	$1.49	$1.71
Cash Dividends Paid	$0.490	$0.480

Number of shares used in computation - basic	4,701,853	4,005,370
Number of shares used in computation - diluted	4,701,853	4,005,375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$7,024	$6,867
Other comprehensive (loss) income:
Change in unrealized gains (losses) on available for sale securities	(2,319)	8,977
Income tax effect	488	(1,885)
Change in unrecognized pension cost	2	7
Income tax effect	-	(1)
Change in unrealized loss on interest rate swaps	152	(910)
Income tax effect	(32)	191
Other comprehensive (loss) income, net of tax	(1,709)	6,379
Comprehensive income	$5,315	$13,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(in thousands, except share data)	Shares	Amount
Balance, December 31, 2023	5,160,754	$5,161	$143,233	$172,975	$(24,911)	$(16,792)	$279,666

Comprehensive income:
Net income				7,024			7,024
Net other comprehensive loss					(1,709)		(1,709)
Purchase of treasury stock (885 shares)						(45)	(45)
Restricted stock, executive and Board of Director awards (882 shares)			(9)			50	41
Restricted stock vesting			3				3
Cash dividends, $0.490 per share				(2,306)			(2,306)
Balance, March 31, 2024	5,160,754	$5,161	$143,227	$177,693	$(26,620)	$(16,787)	$282,674

Balance, December 31, 2022	4,427,687	$4,428	$80,911	$164,922	$(33,141)	$(16,973)	$200,147

Comprehensive income:
Net income				6,867			6,867
Net other comprehensive income					6,379		6,379
Restricted stock vesting			5				5
Forfeited restricted stock			10			(10)	-
Change in Accounting policy for allowance for credit losses				1,766			1,766
Cash dividends, $0.480 per share				(1,926)			(1,926)
Balance, March 31, 2023	4,427,687	$4,428	$80,926	$171,629	$(26,762)	$(16,983)	$213,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,024	$6,867
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	785	-
Depreciation and amortization	499	264
Amortization and accretion of loans and other assets	(986)	(528)
Amortization and accretion of investment securities	393	431
Deferred income taxes	122	(65)
Investment securities (gains) losses, net	(55)	218
Earnings on bank owned life insurance	(668)	(218)
Vesting of restricted stock	3	5
Originations of loans held for sale	(28,446)	(1,629)
Proceeds from sales of loans held for sale	29,866	1,716
Realized gains on loans sold	(417)	(45)
Realized gains on sale of Braavo	(1,102)	-
Increase in accrued interest receivable	446	156
(Gain) loss on sale of foreclosed assets held for sale	(119)	(25)
(Decrease) increase in accrued interest payable	(175)	536
Other, net	6,286	2,725
Net cash provided by operating activities	13,456	10,408
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	-	-
Proceeds from maturity and principal repayments	16,649	4,636
Purchase of securities	(6,623)	-
Proceeds from sale of equity securities	335	67
Proceeds from life insurance	1,147	-
Proceeds from matured interest bearing time deposits with other banks	250	-
Proceeds from redemption of regulatory stock	8,974	4,370
Purchase of regulatory stock	(9,256)	(5,899)
Net decrease in loans	4,157	2,199
Purchase of premises and equipment	(99)	(208)
Investments in low income housing partnerships	-	(81)
Proceeds from sale of foreclosed assets held for sale	392	139
Proceeds from sale of Braavo assets	7,185	-
Net cash provided by investing activities	23,111	5,223
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(18,599)	(44,521)
Repayments of long-term borrowings	(5,000)	-
Net (decrease) increase in short-term borrowed funds	(33,816)	30,778
Purchase of treasury and restricted stock	(45)	-
Dividends paid	(2,306)	(1,926)
Net cash used by financing activities	(59,766)	(15,669)
Net (decrease) increase in cash and cash equivalents	(23,199)	(38)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,818	26,211
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,619	$26,173

Supplemental Disclosures of Cash Flow Information:
Interest paid	$17,150	$6,491
Income taxes paid	$-	$-
CECL adjustment	$-	$3,300

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at March 31, 2024 and for the periods ended March 31, 2024 and 2023 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the three month period ended March 31, 2024 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Index
Depending on the nature of the pool of financial assets with similar risk characteristics, the models utilized by the Company to estimate expected credit losses include a discounted cash flow (“DCF”) model that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and a weighted average remaining maturity model which contemplates expected losses at a pool-level, utilizing historic loss information. The Company’s models for  estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Management compares the results of this calculation to the amortized cost basis to determine its allowance for credit loss balance.

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

Index
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

Accrued Interest Receivable on Loans and Leases

Accrued interest receivable on loans held for investment totaled $8.2 million and $8.5 million at March 31, 2024 and December 31, 2023, respectively, and is included within Accrued interest receivable. This amount is excluded from the estimate of expected credit losses.

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

Index
The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31, 2024 and 2023 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended
	March 31,
Revenue stream	2024	2023
Service charges on deposit accounts
Overdraft fees	$404	359
Statement fees	42	52
Interchange revenue	744	697
ATM income	33	38
Other service charges	149	65
Total Service Charges	1,372	1,211
Trust	244	230
Brokerage and insurance	665	514
Other	132	115
Total	$2,413	$2,070

Note 3 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended
	March 31,
	2024	2023
Net income applicable to common stock	$7,024,000	$6,867,000

Basic earnings per share computation
Weighted average common shares outstanding	4,701,853	4,005,370
Earnings per share - basic	$1.49	$1.71

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	4,701,853	4,005,370
Add: Dilutive effects of restricted stock	-	5
Weighted average common shares outstanding for dilutive earnings per share	4,701,853	4,005,375
Earnings per share - diluted	$1.49	$1.71

For the three months ended March 31, 2024 and 2023, there were 4,553 and 4,499 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $58.20-$83.38 for the three month period ended March 31, 2024 and per share prices ranging from $51.14-$74.27 for the three months ended March 31, 2023.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2024 and December 31, 2023 were as follows (in thousands):

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$63,572	$2	$(6,173)	$-	$57,401
U.S. treasury securities	143,534	-	(9,421)	-	134,113
Obligations of state and political subdivisions	106,054	12	(6,699)	-	99,367
Corporate obligations	13,409	234	(1,340)	-	12,303
Mortgage-backed securities in government sponsored entities	116,357	5	(14,681)	-	101,681
Total available-for-sale securities	$442,926	$253	$(38,314)	$-	$404,865

December 31, 2023
Available-for-sale securities:
U.S. agency securities	$66,569	$1	$(5,799)	$-	$60,771
U.S. treasury securities	152,485	-	(9,197)	-	143,288
Obligations of state and political subdivisions	107,945	32	(6,190)	-	101,787
Corporate obligations	13,394	245	(1,236)	-	12,403
Mortgage-backed securities in government sponsored entities	112,950	7	(13,605)	-	99,352
Total available-for-sale securities	$453,343	$285	$(36,027)	$-	$417,601

Index
The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023 (in thousands). As of March 31, 2024, the Company owned 323 securities whose fair value was less than their cost basis.

March 31, 2024	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$-	$-	$55,384	$(6,173)	$55,384	$(6,173)
U.S. treasury securities	-	-	134,113	(9,421)	134,113	(9,421)
Obligations of state and political subdivisions	881	(1)	91,299	(6,698)	92,180	(6,699)
Corporate obligations	1,494	(263)	8,203	(1,077)	9,697	(1,340)
Mortgage-backed securities in government sponsored entities	14,650	(188)	85,547	(14,493)	100,197	(14,681)
Total securities	$17,025	$(452)	$374,546	$(37,862)	$391,571	$(38,314)

December 31, 2023
U.S. agency securities	$-	$-	$58,753	$(5,799)	$58,753	$(5,799)
U.S. treasury securities	-	-	143,288	(9,197)	143,288	(9,197)
Obligations of states and political subdivisions	-	-	93,535	(6,190)	93,535	(6,190)
Corporate obligations	1,487	(265)	8,320	(971)	9,807	(1,236)
Mortgage-backed securities in government sponsored entities	9,203	(31)	88,553	(13,574)	97,756	(13,605)
Total securities	$10,690	$(296)	$392,449	$(35,731)	$403,139	$(36,027)

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

Accrued interest receivable on available-for-sale debt securities totaled $1,987,000 and $2,202,000 at March 31, 2024 and December 31, 2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

There were no sales of available for sale securities during the three months ended March 31, 2024 or March 31, 2023.

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three month periods ended March 31, 2024 and 2023, and the portion of unrealized gains for the period that relates to equity investments held at March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
Equity securities	2024	2023
Net gains (losses) recognized in equity securities during the period	$59	$(223)
Less: Net (losses) gains realized on the sale of equity securities during the period	(4)	5
Net unrealized gains (losses)	$55	$(218)

Index
Investment securities with an approximate carrying value of $349.6 million and $353.3 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The amortized cost and fair value of debt securities at March 31, 2024, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$44,010	$43,073
Due after one year through five years	151,832	140,532
Due after five years through ten years	90,457	81,505
Due after ten years	156,627	139,755
Total	$442,926	$404,865
Note 5 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York and Wilmington and Dover, Delaware. The recently completed HVBC acquisition has expanded our lending market further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey. Although the Company had a diversified loan portfolio at March 31, 2024 and December 31, 2023, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Real estate loans:
Residential	$357,779	$359,990
Commercial	1,115,900	1,092,887
Agricultural	318,413	314,802
Construction	184,506	195,826
Consumer	53,101	61,316
Other commercial loans	129,438	136,168
Other agricultural loans	24,345	30,673
State and political subdivision loans	56,177	57,174
Total	2,239,659	2,248,836
Allowance for credit losses - loans	21,598	21,153
Net loans	$2,218,061	$2,227,683

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

The following table presents the components of the allowance for credit losses as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Allowance for Credit Losses - Loans	$21,598	$21,153
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	938	1,265
Total allowance for credit losses	$22,536	$22,418

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at December 31, 2023	$21,153	$1,265	$22,418
Loans charge-off	(674)	-	(674)
Recoveries of loans previously charged-off	7	-	7
Net loans charged-off	(667)	-	(667)
Provision for credit losses	1,112	(327)	785
Balance at March 31, 2024	$21,598	$938	$22,536

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at December 31, 2022	$18,552	$165	$18,717
Impact of adopting CECL	(3,300)	1,064	(2,236)
Loans charge-off	(7)	-	(7)
Recoveries of loans previously charged-off	5	-	5
Net loans charged-off	(2)	-	(2)
Provision for credit losses	-	-	-
Balance at March 31, 2023	$15,250	$1,229	$16,479

Index
The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31, 2024
	Balance at December 31, 2023	Charge-offs	Recoveries	Provision	Balance at March 31, 2024
Real estate loans:
Residential	$2,354	$-	$-	$(7)	$2,347
Commercial	9,178	-	-	563	9,741
Agricultural	3,264	-	-	408	3,672
Construction	1,950	-	-	(355)	1,595
Consumer	1,496	(30)	5	(205)	1,266
Other commercial loans	2,229	(644)	2	1,093	2,680
Other agricultural loans	270	-	-	(96)	174
State and political subdivision loans	45	-	-	20	65
Unallocated	367	-	-	(309)	58
Total	$21,153	$(674)	$7	$1,112	$21,598

	For the three months ended March 31, 2023
	Balance at December 31, 2022	Impact of adopting CECL	Charge-offs	Recoveries	Provision	Balance at March 31, 2023
Real estate loans:
Residential	$1,056	$79	$-	$-	$60	$1,195
Commercial	10,120	(3,070)	-	-	(303)	6,747
Agricultural	4,589	(1,145)	-	-	(35)	3,409
Construction	801	(103)	-	-	153	851
Consumer	135	1,040	(7)	4	48	1,220
Other commercial loans	1,040	(328)	-	1	(1)	712
Other agricultural loans	489	(219)	-	-	(20)	250
State and political subdivision loans	322	(280)	-	-	-	42
Unallocated	-	726	-	-	98	824
Total	$18,552	$(3,300)	$(7)	$5	$-	$15,250

The following table presents the allowance for credit losses – loans and amortized cost basis of loans under CECL methodology as of March 31, 2024 and December 31, 2023:
	Allowance for Credit Losses - Loans			Loans
March 31, 2024	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$2,291	$56	$2,347	$356,185	$1,594	$357,779
Commercial	9,600	141	9,741	1,113,415	2,485	1,115,900
Agricultural	3,655	17	3,672	315,805	2,608	318,413
Construction	1,595	-	1,595	180,223	4,283	184,506
Consumer	273	993	1,266	52,027	1,074	53,101
Other commercial loans	1,900	780	2,680	128,410	1,028	129,438
Other agricultural loans	174	-	174	23,915	430	24,345
State and political subdivision loans	65	-	65	56,177	-	56,177
Unallocated	58	-	58	-	-	-
Total	$19,611	$1,987	$21,598	$2,226,157	$13,502	$2,239,659

	Allowance for Credit Losses - Loans			Loans
December 31, 2023	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$2,285	$69	$2,354	$358,358	$1,632	$359,990
Commercial	9,033	145	9,178	1,090,217	2,670	1,092,887
Agricultural	3,247	17	3,264	311,500	3,302	314,802
Construction	1,664	286	1,950	193,469	2,357	195,826
Consumer	557	939	1,496	60,377	939	61,316
Other commercial loans	1,713	516	2,229	134,472	1,696	136,168
Other agricultural loans	270	-	270	30,388	285	30,673
State and political subdivision loans	45	-	45	57,174	-	57,174
Unallocated	367	-	367	-	-	-
Total	$19,181	$1,972	$21,153	$2,235,955	$12,881	$2,248,836

Non-performing Loans

Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days. Loans are considered for non-accrual status upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans, or if full payment of principal and interest is not expected. Additionally, if management is made aware of other information including bankruptcy, repossession, death, or legal proceedings, the loan may be placed on non-accrual status. If a loan is 90 days or more past due and is well secured and in the process of collection, it may still be considered accruing.

Index
The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of March 31, 2024 and December 31, 2023, respectively. The balances are presented by class of loan receivable (in thousands):

	March 31, 2024				December 31, 2023
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans
Real estate loans:
Mortgages	$311	$2,580	$565	$3,456	$315	$2,646	$-	$2,961
Home Equity	-	119	-	119	-	121	18	139
Commercial	1,265	1,220	243	2,728	256	879	404	1,539
Agricultural	181	2,427	-	2,608	181	2,489	75	2,745
Construction	-	4,283	-	4,283	2,357	-	-	2,357
Consumer	849	-	12	861	701	-	13	714
Other commercial loans	1,008	20	-	1,028	588	1,162	6	1,756
Other agricultural loans	-	430	-	430	-	492	-	492
State and political subdivision	-	-	-	-	-	-	-	-
	$3,614	$11,079	$820	$15,513	$4,398	$7,789	$516	$12,703

As of March 31, 2024, there were $11.1 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of  March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$2,891	$-	$-	$2,891
Home Equity	119	-	-	119
Commercial	2,485	-	-	2,485
Agricultural	2,608	-	-	2,608
Construction	4,283	-	-	4,283
Consumer	-	-	849	849
Other commercial loans	-	1,028	-	1,028
Other agricultural loans	-	430	-	430
	$12,386	$1,458	$849	$14,693

December 31, 2023	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$2,961	$-	$-	$2,961
Home Equity	121	-	-	121
Commercial	1,135	-	-	1,135
Agricultural	2,670	-	-	2,670
Construction	2,357	-	-	2,357
Consumer	-	-	701	701
Other commercial loans	-	1,750	-	1,750
Other agricultural loans	-	492	-	492
	$9,244	$2,242	$701	$12,187

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

Index

The following tables represent credit exposures by internally assigned grades, by origination year, as of March 31, 2024 and December 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$11,842	$91,283	$347,120	$231,311	$121,301	$253,615	$27,832	$1,873	$1,086,177
Special Mention	-	572	7,695	226	1,543	14,864	836	59	25,795
Substandard	-	-	1,544	6	-	1,626	334	418	3,928
Doubtful	-	-	-	-	-	-	-	-	-
Total	$11,842	$91,855	$356,359	$231,543	$122,844	$270,105	$29,002	$2,350	$1,115,900
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$6,028	$25,309	$50,854	$28,383	$31,267	$140,902	$10,703	$460	$293,906
Special Mention	-	318	8,973	1,485	-	4,798	3,558	-	19,132
Substandard	-	-	-	-	-	5,077	75	223	5,375
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,028	$25,627	$59,827	$29,868	$31,267	$150,777	$14,336	$683	$318,413
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$7,011	$59,252	$88,283	$13,312	$1,937	$-	$884	$122	$170,801
Special Mention	-	-	5,502	3,920	-	-	-	-	9,422
Substandard	-	-	-	4,283	-	-	-	-	4,283
Doubtful	-	-	-	-	-	-	-	-	-
Total	$7,011	$59,252	$93,785	$21,515	$1,937	$-	$884	$122	$184,506
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$7,232	$27,033	$9,642	$8,758	$4,353	$7,523	$55,136	$88	$119,765
Special Mention	-	260	235	1,464	3	784	1,520	36	4,302
Substandard	-	1,851	506	-	285	778	139	1,663	5,222
Doubtful	-	51	-	-	-	-	78	20	149
Total	$7,232	$29,195	$10,383	$10,222	$4,641	$9,085	$56,873	$1,807	$129,438
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$644	$-	$644

Other agricultural loans
Risk Rating
Pass	$310	$3,507	$1,363	$5,854	$944	$582	$10,716	$-	$23,276
Special Mention	31	-	444	16	40	-	33	29	593
Substandard	-	-	-	191	-	215	44	26	476
Doubtful	-	-	-	-	-	-	-	-	-
Total	$341	$3,507	$1,807	$6,061	$984	$797	$10,793	$55	$24,345
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$-	$1,572	$14,142	$10,741	$5,015	$24,702	$5	$-	$56,177
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$1,572	$14,142	$10,741	$5,015	$24,702	$5	$-	$56,177
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$32,423	$207,956	$511,404	$298,359	$164,817	$427,324	$105,276	$2,543	$1,750,102
Special Mention	31	1,150	22,849	7,111	1,586	20,446	5,947	124	59,244
Substandard	-	1,851	2,050	4,480	285	7,696	592	2,330	19,284
Doubtful	-	51	-	-	-	-	78	20	149
Total	$32,454	$211,008	$536,303	$309,950	$166,688	$455,466	$111,893	$5,017	$1,828,779

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$90,068	$333,710	$224,873	$122,560	$81,557	$180,799	$28,360	$1,140	$1,063,067
Special Mention	672	7,963	227	1,552	7,442	8,159	96	60	26,171
Substandard	-	1,302	6	-	158	1,444	317	422	3,649
Doubtful	-	-	-	-	-	-	-	-	-
Total	$90,740	$342,975	$225,106	$124,112	$89,157	$190,402	$28,773	$1,622	$1,092,887
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$22,632	$47,479	$28,990	$32,058	$25,406	$118,700	$10,495	$460	$286,220
Special Mention	574	9,165	1,499	-	962	7,038	3,535	-	22,773
Substandard	-	-	-	-	102	5,394	75	238	5,809
Doubtful	-	-	-	-	-	-	-	-	-
Total	$23,206	$56,644	$30,489	$32,058	$26,470	$131,132	$14,105	$698	$314,802
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$54,973	$102,562	$22,508	$-	$-	$-	$839	$1,166	$182,048
Special Mention	1,574	5,432	4,415	-	-	-	-	-	11,421
Substandard	-	-	2,357	-	-	-	-	-	2,357
Doubtful	-	-	-	-	-	-	-	-	-
Total	$56,547	$107,994	$29,280	$-	$-	$-	$839	$1,166	$195,826
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$31,493	$11,407	$9,016	$4,793	$4,758	$3,530	$63,285	$93	$128,375
Special Mention	51	52	1,510	184	223	629	1,652	36	4,337
Substandard	52	97	-	-	149	967	502	1,667	3,434
Doubtful	-	-	-	-	-	-	-	22	22
Total	$31,596	$11,556	$10,526	$4,977	$5,130	$5,126	$65,439	$1,818	$136,168
Current period gross charge-offs	$200	$-	$-	$763	$-	$-	$-	$-	$963

Other agricultural loans
Risk Rating
Pass	$3,902	$1,520	$6,448	$1,046	$532	$305	$15,331	$-	$29,084
Special Mention	-	473	16	42	-	-	488	29	1,048
Substandard	-	-	207	-	4	255	44	31	541
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,902	$1,993	$6,671	$1,088	$536	$560	$15,863	$60	$30,673
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$1,623	$14,171	$10,841	$5,235	$-	$25,294	$10	$-	$57,174
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,623	$14,171	$10,841	$5,235	$-	$25,294	$10	$-	$57,174
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$204,691	$510,849	$302,676	$165,692	$112,253	$328,628	$118,320	$2,859	$1,745,968
Special Mention	2,871	23,085	7,667	1,778	8,627	15,826	5,771	125	65,750
Substandard	52	1,399	2,570	-	413	8,060	938	2,358	15,790
Doubtful	-	-	-	-	-	-	-	22	22
Total	$207,614	$535,333	$312,913	$167,470	$121,293	$352,514	$125,029	$5,364	$1,827,530

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following tables presents the recorded investment in those loan classes based on payment activity, by origination year, as of March 31, 2024 and December 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$2,298	$19,300	$92,970	$47,003	$29,594	$113,968	$-	$-	$305,133
Nonperforming	-	566	392	752	388	1,358	-	-	3,456
Total	$2,298	$19,866	$93,362	$47,755	$29,982	$115,326	$-	$-	$308,589
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity
Payment Performance
Performing	$430	$3,887	$2,828	$1,793	$1,851	$9,674	$28,245	$363	$49,071
Nonperforming	-	-	-	-	-	53	66	-	119
Total	$430	$3,887	$2,828	$1,793	$1,851	$9,727	$28,311	$363	$49,190
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,051	$1,592	$855	$493	$407	$2,986	$44,853	$3	$52,240
Nonperforming	-	-	10	-	20	831	-	-	861
Total	$1,051	$1,592	$865	$493	$427	$3,817	$44,853	$3	$53,101
Current period gross charge-offs	$-	$-	$18	$-	$-	$-	$12	$-	$30

Total
Payment Performance
Performing	$3,779	$24,779	$96,653	$49,289	$31,852	$126,628	$73,098	$366	$406,444
Nonperforming	-	566	402	752	408	2,242	66	-	4,436
Total	$3,779	$25,345	$97,055	$50,041	$32,260	$128,870	$73,164	$366	$410,880

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$19,082	$93,706	$47,774	$29,940	$18,923	$97,813	$-	$-	$307,238
Nonperforming	-	399	766	396	-	1,400	-	-	2,961
Total	$19,082	$94,105	$48,540	$30,336	$18,923	$99,213	$-	$-	$310,199
Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

Home equity
Payment Performance
Performing	$3,877	$3,008	$1,886	$1,954	$2,462	$7,883	$28,219	$363	$49,652
Nonperforming	-	-	-	-	-	72	67	-	139
Total	$3,877	$3,008	$1,886	$1,954	$2,462	$7,955	$28,286	$363	$49,791
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,803	$979	$539	$477	$557	$2,988	$53,254	$5	$60,602
Nonperforming	-	21	-	-	-	693	-	-	714
Total	$1,803	$1,000	$539	$477	$557	$3,681	$53,254	$5	$61,316
Current period gross charge-offs	$-	$-	$-	$-	$1	$341	$23	$-	$365

Total
Payment Performance
Performing	$24,762	$97,693	$50,199	$32,371	$21,942	$108,684	$81,473	$368	$417,492
Nonperforming	-	420	766	396	-	2,165	67	-	3,814
Total	$24,762	$98,113	$50,965	$32,767	$21,942	$110,849	$81,540	$368	$421,306

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$1,412	$576	$2,345	$4,333	$304,256	$308,589	$565
Home Equity	180	-	119	299	48,891	49,190	-
Commercial	889	185	2,469	3,543	1,112,357	1,115,900	243
Agricultural	175	-	1,366	1,541	316,872	318,413	-
Construction	-	-	4,283	4,283	180,223	184,506	-
Consumer	209	125	861	1,195	51,906	53,101	12
Other commercial loans	2,344	879	888	4,111	125,327	129,438	-
Other agricultural loans	29	-	191	220	24,125	24,345	-
State and political subdivision loans	-	-	-	-	56,177	56,177	-
Total	$5,238	$1,765	$12,522	$19,525	$2,220,134	$2,239,659	$820

Loans considered non-accrual	$296	$396	$11,702	$12,394	$2,299	$14,693
Loans still accruing	4,942	1,369	820	7,131	2,217,835	2,224,966
Total	$5,238	$1,765	$12,522	$19,525	$2,220,134	$2,239,659

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$2,682	$360	$2,240	$5,282	$304,917	$310,199	$-
Home Equity	145	67	71	283	49,508	49,791	18
Commercial	1,151	245	1,380	2,776	1,090,111	1,092,887	404
Agricultural	72	-	1,440	1,512	313,290	314,802	75
Construction	4,407	388	2,357	7,152	188,674	195,826	-
Consumer	16	282	23	321	60,995	61,316	13
Other commercial loans	670	366	319	1,355	134,813	136,168	6
Other agricultural loans	108	362	-	470	30,203	30,673	-
State and political subdivision loans	-	-	-	-	57,174	57,174	-
Total	$9,251	$2,070	$7,830	$19,151	$2,229,685	$2,248,836	$516
Loans considered non-accrual	$199	$666	$7,314	$8,179	$4,008	$12,187
Loans still accruing	9,052	1,404	516	10,972	2,225,677	2,236,649
Total	$9,251	$2,070	$7,830	$19,151	$2,229,685	$2,248,836

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

There were no loan modifications made during the first three months for borrowers experiencing financial difficulty.

Index
Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2024 and December 31, 2023, included within other assets are $200,000 and $474,000, respectively, of foreclosed assets. As of March 31, 2024, there no consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2024, the Company had initiated formal foreclosure proceedings on $612,000 of residential mortgage loans, the collateral properties which have not yet been transferred into foreclosed assets.
Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,486	$(1,582)	$904	$2,457	$(1,502)	$955
Core deposit intangibles	4,713	(2,167)	2,546	4,713	(2,018)	2,695
Total amortized intangible assets	$7,199	$(3,749)	$3,450	$7,170	$(3,520)	$3,650
Unamortized intangible assets:
Goodwill	$85,758			$85,758
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). The Company based its projections of amortization expense shown below on existing asset balances at March 31, 2024. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended March 31, 2024 (actual)	$80	$149	$229
Three months ended March 31, 2023 (actual)	73	31	104
Estimate for year ending December 31,
Remaining 2024	208	416	624
2025	233	478	711
2026	181	395	576
2027	124	339	463
2028	77	284	361
Thereafter	81	634	715
Total	$904	$2,546	$3,450

Note 7 – Employee Benefit Plans

For additional detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Audited Consolidated Financial Statements included in the 2023 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2024	2023	Affected line item on the Consolidated Statement of Income
Service cost	$81	$78	Salary and Employee Benefits
Interest cost	105	110	Other Expenses
Expected return on plan assets	(200)	(197)	Other Expenses
Net amortization and deferral	2	7	Other Expenses
Net periodic benefit cost	$(12)	$(2)

The Bank does not expect to contribute to the Pension Plan during 2024.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of March 31, 2024, 112,563 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three months ended March 31, 2024:

	Three months
	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	6,707	$71.94
Awarded	-	-
Forfeited	-	-
Vested	(56)	(59.52)
Outstanding, end of period	6,651	$72.04

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. For the three months ended March 31, 2024 and 2023, compensation expense totaled $65,000. At March 31, 2024, the total compensation cost related to nonvested awards that had not yet been recognized was $479,000, which is expected to be recognized over the next three years.

Index
Note 8 – Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive income by component, net of tax, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31, 2024
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2023	$(28,238)	$(972)	$4,299	$(24,911)
Other comprehensive income (loss) before reclassifications (net of tax)	(1,831)	-	624	(1,207)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	2	(504)	(502)
Net current period other comprehensive income (loss)	(1,831)	2	120	(1,709)
Balance as of March 31, 2024	$(30,069)	$(970)	$4,419	$(26,620)

	Three months ended March 31, 2023
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2022	$(37,514)	$(1,056)	$5,429	$(33,141)
Other comprehensive income (loss) before reclassifications (net of tax)	7,092	-	(359)	6,733
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	6	(360)	(354)
Net current period other comprehensive income (loss)	7,092	6	(719)	6,379
Balance as of March 31, 2023	$(30,422)	$(1,050)	$4,710	$(26,762)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended March 31,
	2024	2023
Unrealized gains and losses on available for sale securities
	$-	$-	Available for sale securities gains, net
	-	-	Provision for income taxes
	$-	$-	Net of tax

Defined benefit pension items
	$(2)	$(7)	Other expenses
	-	1	Provision for income taxes
	$(2)	$(6)	Net of tax

Unrealized gain (loss) on interest rate swap	$638	$456	Interest expense
	(134)	(96)	Provision for income taxes
	$504	$360	Net of tax

Total reclassifications	$502	$354

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

Index
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2024	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,658	$-	$-	$1,658
Available for sale securities:
U.S. Agency securities	-	57,401	-	57,401
U.S. Treasury securities	134,113	-	-	134,113
Obligations of state and political subdivisions	-	99,367	-	99,367
Corporate obligations	-	12,303	-	12,303
Mortgage-backed securities in government sponsored entities	-	101,681	-	101,681
Loans held for sale	-	8,346	-	8,346
Other Assets
Derivative instruments	-	14,291	566	14,857
Liabilities
Derivative instruments	-	(8,698)	-	(8,698)

December 31, 2023	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets:
Equity securities	$1,938	$-	$-	$1,938
Available for sale securities:
U.S. Agency securities	-	60,771	-	60,771
U.S. Treasuries securities	143,288	-	-	143,288
Obligations of state and political subdivisions	-	101,787	-	101,787
Corporate obligations	-	12,403	-	12,403
Mortgage-backed securities in government sponsored entities	-	99,352	-	99,352
Other Assets
Derivative instruments	-	13,363	324	13,687
Liabilities
Derivative instruments	-	(7,922)	-	(7,922)

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 (in thousands):

IRLC- Asset
Balance: December 31, 2023	$324
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	242
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: March 31, 2024	$566
Change in unrealized gains for the period included in earnings for assets held as of March 31, 2024	$242

At March 31, 2024 and December 31, 2023, the Company had classified as Level 3 $566,000 and $324,000, respectively, of net derivative assets and liabilities related to IRLC. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 73.72% to 95.00% at March 31, 2024.

Index
Significant unobservable inputs for assets measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2024	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$566	Discounted cash flows	Pull-through rates	73.72%-95.00%	86.20%

December 31, 2023
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$324	Discounted cash flows	Pull-through rates	63.63%-94.24%	85.43%

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 are included in the table below (in thousands):

March 31, 2024	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$1,668	$1,668

December 31, 2023	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$3,885	$3,885
Other real estate owned	-	-	97	97

•
Collateral-Dependent Loans (in accordance with ASC 326) – The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $145,000 and $396,000 at March 31, 2024 and December 31, 2023, respectively.

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

Quantitative Information about Level III Fair Value Measurements
March 31, 2024	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	$1,668	Appraised Collateral Values	Discount for time since appraisal	0-100%	44.28%
			Selling costs	8%-10%	8.67%
			Holding period	0 - 12 months	8.95 months

December 31, 2023	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	3,885	Appraised Collateral Values	Discount for time since appraisal	0-100%	29.32%
			Selling costs	8%-12%	10.20%
			Holding period	3 - 12 months	6.65 months

Other real estate owned	97	Appraised Collateral Values	Discount for time since appraisal	32%	32.00%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

March 31, 2024	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,820	$-	$-	$3,820
Net loans	2,218,061	2,122,243	-	-	2,122,243

Financial liabilities:
Deposits	2,302,881	2,295,953	1,850,572	-	445,381
Borrowed funds	283,565	273,780	-	-	273,780

December 31, 2023	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$4,070	$4,070	$-	$-	$4,070
Net loans	2,227,683	2,126,237	-	-	2,126,237

Financial liabilities:
Deposits	2,321,481	2,315,374	1,902,007	-	413,367
Borrowed funds	322,036	313,217	-	-	313,217

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

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718), amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements.  For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years.  For all other entities, it is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years.  This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This ASU removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification. The FASB does not expect these updates to have a significant effect on current accounting practice. That is because in most cases the amendments to the Codification remove references to Concept Statements that are extraneous and not required to understand or apply the guidance. However, the FASB has provided transition guidance if applying the updated guidance results in accounting changes for some entities. The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

Forward-Looking Statements

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or expected future results of operations of Citizens Financial Services, Inc., CZFS Acquisition Company, LLC, First Citizens Community Bank, First Citizens Insurance Agency, Inc., 1st Realty of PA LLC or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company cautions readers that the following important factors, among others, could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:

•	Interest rates could change more rapidly or more significantly than we expect or the yield curve could remain inverted for a longer period than anticipated.
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

Index
Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2023 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Critical Accounting Policies

See Note 1, “Basis of Presentation” for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.

Introduction

The following is management’s discussion and analysis of the Company’s financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I and the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results you may expect for the full year.

The Company engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford, Lycoming and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. With the HVBC acquisition, we have expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branaches, four mortgage centers and one business banking facility. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 48 banking facilities, 39 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Williamsport,  Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square, Warrington, Plumsteadville, Philadelphia, two branches near the city of Lebanon and two branches in Huntington Valley. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. The mortgage centers acquired as part of the acquisition are located in Montgomeryville, PA, Huntington Valley, PA, Philadelphia, PA and Mount Laurel, NJ. The business banking facility is located in Philadelphia, PA.

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

Index
Credit risk represents the possibility that a customer may not perform in accordance with contractual terms.  Credit risk results from loans with customers and the purchase of securities from an issuer.  The Company’s primary credit risk is in the loan portfolio.  The Company manages credit risk by adhering to an established credit policy and through a disciplined evaluation of the adequacy of the allowance for credit losses.  Also, the investment policy limits the amount of credit risk that may be taken in the investment portfolio.

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

Competition

The banking industry in the Bank’s service areas continue to be extremely competitive for loans and deposits, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities. Competition in our north central Pennsylvania market has increased as a result of other financial institutions looking to expand into new markets. With larger population centers in our central, south central and south east Pennsylvania markets, as well as in our Delaware market, we experience more competition to gather deposits and to make loans. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans, deposits and other financial services. Fintech and blockchain entities offering crypto services are also increasing competition for the Company’s financial services. The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of March 31, 2024 and December 31, 2023, the Trust Department had $173.7 million and $167.9 million of assets under management, respectively.

Index
Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such assets are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $329.4 million at December 31, 2023 to $362.4 million at March 31, 2024. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central south central and south eastern Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $7,024,000 for the first three months of 2024 compared to $6,867,000 for last year’s comparable period, an increase of $157,000, or 2.3%. Basic earnings per share for the first three months of 2024 were $1.49, compared to $1.71 for last year’s comparable period, representing a 12.9% decrease.  Annualized return on assets and return on equity for the three months of 2024 were 0.93% and 9.10%, respectively, compared with 1.16% and 11.49% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first three months of 2024 was $20,958,000, an increase of $2,878,000, or 15.9%, compared to the same period in 2023.  For the first three months of 2024 the provision for credit losses was $785,000. For the first three months of 2023, we did not record a provision for credit losses. Consequently, net interest income after the provision for credit losses was $20,173,000 in the first three months of 2024 compared to $18,080,000 during the first three months of 2023.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2024 and 2023 on a tax equivalent basis (dollars in thousands):

Index
	Analysis of Average Balances and Interest Rates Three Months Ended
	March 31, 2024			March 31, 2023
(dollars in thousands)	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	29,184	212	2.92	14,129	27	0.78
Total short-term investments	29,184	212	2.92	14,129	27	0.78
Interest bearing time deposits at banks	4,054	31	3.08	6,055	44	3.00
Investment securities:
Taxable	362,963	2,025	2.23	380,537	1,870	1.97
Tax-exempt (3)	107,497	674	2.51	120,413	781	2.59
Total investment securities	470,460	2,699	2.29	500,950	2,651	2.12
Loans (2)(3)(4):
Residential mortgage loans	359,720	5,059	5.66	212,015	2,704	5.17
Construction	189,898	3,491	7.39	85,432	1,139	5.41
Commercial Loans	1,236,308	19,519	6.35	935,212	12,325	5.34
Agricultural Loans	344,468	4,405	5.14	344,291	4,253	5.01
Loans to state & political subdivisions	56,648	550	3.90	59,318	543	3.71
Consumer and other loans	110,140	2,217	8.10	97,833	1,692	7.01
Loans, net of discount	2,297,182	35,241	6.17	1,734,101	22,656	5.30
Total interest-earning assets	2,800,880	38,183	5.48	2,255,235	25,378	4.56
Cash and due from banks	9,822			7,039
Bank premises and equipment	21,289			17,617
Other assets	178,841			90,409
Total non-interest earning assets	209,952			115,065
Total assets	3,010,832			2,370,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	799,968	5,223	2.63	510,198	1,517	1.21
Savings accounts	302,091	387	0.52	319,408	206	0.26
Money market accounts	381,042	2,793	2.95	321,178	1,274	1.61
Certificates of deposit	422,420	3,918	3.73	279,244	942	1.37
Total interest-bearing deposits	1,905,521	12,321	2.60	1,430,028	3,939	1.12
Other borrowed funds	375,972	4,654	4.98	299,119	3,088	4.19
Total interest-bearing liabilities	2,281,493	16,975	2.99	1,729,147	7,027	1.65
Demand deposits	370,951			375,003
Other liabilities	49,488			27,064
Total non-interest-bearing liabilities	420,439			402,067
Stockholders’ equity	308,900			239,086
Total liabilities & stockholders’ equity	3,010,832			2,370,300
Net interest income		21,208			18,351
Net interest spread (5)			2.49%			2.91%
Net interest income as a percentage
of average interest-earning assets			3.05%			3.30%
Ratio of interest-earning assets
to interest-bearing liabilities			123%			130%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three months ended March 31, 2024 and 2023.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31
	2024	2023
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$2,800	$2,558
Tax equivalent adjustment	142	164
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$2,942	$2,722

Interest and fees on loans (non-tax adjusted)	$35,133	$22,549
Tax equivalent adjustment	108	107
Interest and fees on loans (tax equivalent basis)	$35,241	$22,656

Total interest income	$37,933	$25,107
Total interest expense	16,975	7,027
Net interest income	20,958	18,080
Total tax equivalent adjustment	250	271
Net interest income (tax equivalent basis)	$21,208	$18,351

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2024 vs 2023 (1)
	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$52	$133	$185
Interest bearing time deposits at banks	(14)	1	(13)
Investment securities:
Taxable	(79)	234	155
Tax-exempt	(83)	(24)	(107)
Total investments	(162)	210	48
Loans:
Residential mortgage loans	2,079	276	2,355
Construction	1,811	541	2,352
Commercial Loans	4,579	2,615	7,194
Agricultural Loans	38	114	152
Loans to state & political subdivisions	(12)	19	7
Other loans	244	281	525
Total loans, net of discount	8,739	3,846	12,585
Total Interest Income	8,615	4,190	12,805
Interest Expense:
Interest-bearing deposits:
NOW accounts	1,214	2,492	3,706
Savings accounts	(9)	190	181
Money Market accounts	286	1,233	1,519
Certificates of deposit	687	2,289	2,976
Total interest-bearing deposits	2,178	6,204	8,382
Other borrowed funds	913	653	1,566
Total interest expense	3,091	6,857	9,948
Net interest income	$5,524	$(2,667)	$2,857

(1)
The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Index
Tax equivalent net interest income increased from $18,351,000 for the three month period ended March 31, 2024 to $21,208,000 for the three month period ended March 31, 2023, an increase of $2,857,000. The acquisition of HVBC had a substantial impact on the increase. The tax equivalent net interest margin decreased from 3.30% for the first three months of 2023 to 3.05% for the comparable period in 2024. The decrease is primarily caused by the increase in the cost of interest-bearing liabilities due to higher market interest rates in 2024 compared to 2023.

Total tax equivalent interest income for the 2024 three month period increased $12,805,000 as compared to the 2023 three month period. This increase was a result of an increase of $8,615,000 due to a change in volume as average interest-bearing assets increased $545.6 million. As a result of the higher market interest rate environment, the yield on average interest earning assets increased 0.92% from 4.56% to 5.48% resulting in an increase interest income of $4,190,000.

Tax equivalent investment income for the three months ended March 31, 2024 increased $48,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 17 basis points to 2.29%.

•
The average balance of taxable securities decreased $17.6 million, which resulted in a decrease in investment income of $79,000. The yield on taxable securities increased 26 basis points from 1.97% to 2.23% as a result of lower yielding securities maturing. This resulted in an increase in investment income of $234,000.

•
The average balance of tax-exempt securities decreased $12.9 million, which resulted in a decrease in investment income of $83,000. The yield on taxable securities decreased 8 basis points from 2.59% to 2.51%. This resulted in a decrease in investment income of $24,000. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $12,585,000 for the three months ended March 31, 2024 compared to the same period last year, as a result of higher volume and yields.

•
Interest income on residential mortgage loans increased $2,355,000. The change due to rate was an increase of $276,000 as the average yield on residential mortgages increased from 5.17% to 5.66% as a result of the higher interest rate environment during the second half of 2023 and all of 2024. The average balance of residential mortgage loans increased $147.7 million primarily due to the HVBC acquisition. This resulted in an increase of $2,079,000 on total interest income due to volume.

•
The average balance of construction loans increased $104.5 million as a result of the HVBC acquisition. This resulted in an increase of $1,811,000 on total interest income due to volume. The change due to rate was an increase of $541,000 as the average yield on construction loans increased from 5.41% to 7.39% as a result of the higher rate environment during the second half of 2023 and all of 2024.

•
The average balance of commercial loans increased $301.1 million from a year ago. The growth was primarily attributable to the HVCB acquisition. This had a positive impact of $4,579,000 on total interest income due to volume. The yield increased 1.01% to 6.35% as a result of the higher rate environment during the second half of 2023 and all of 2024.

Index
•
The average balance of other loans increased $12.3 million as a result of outstanding student loans. This resulted in an increase of $244,000 on total interest income due to volume. The average yield of other loans increased 109 basis points to 8.10% due to the higher rate environment resulting in an increase in income of $281,000.

Total interest expense increased $9,948,000 for the three months ended March 31, 2024 compared with the comparative period last year as a result of an increase in the volume of other borrowed funds and an increase in rate on interest-bearing liabilities. Interest expense increased $3,091,000 due to volume as a result of an increase in the average balance of other borrowed funds of $76.9 million. The average rate paid on interest-bearing liabilities increased from 1.65% to 2.99%. The increase was driven by the Federal Reserve interest rate increases in 2022 and 2023, which caused interest expenses to increase $6,857,000.

•
The average balance of interest bearing deposits increased $475.5 million from March 31, 2023 to March 31, 2024. The increase was due to the HVBC acquisition. The effect of these volume changes was an increase in interest expense of $2,178,000. The average rate paid on interest bearing deposits was 2.60% for the first three months of 2024 and 1.12% for the comparable period in 2023. This resulted in an increase in interest expense of $6,204,000. The increase was due to the Federal Reserve increasing interest rates during 2022 and 2023.

•
The average balance of other borrowed funds increased $76.9 million to fund loan growth as well as borrowings acquired as part of the acquisition. This resulted in an increase in interest expense of $913,000. There was an increase in the average rate paid on other borrowed funds from 4.19% to 4.98% due to the interest rate increases by the Federal Reserve that increased borrowings costs resulting in an increase in interest expense of $653,000.

Provision for Credit Losses

For the three months ended March 31, 2024, we recorded a provision for credit losses of $785,000, which represents an increase of $785,000 as no provision was recorded in the first quarter of 2023. The increase in the provision was due to the increase in non-performing loans, some of which required specific reserves and a change in estimated prepayment speeds on performing loans due to the rise in interest rates. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three months ended March 31,		Change
	2024	2023	Amount	%
Service charges	$1,372	$1,211	$161	13.3
Trust	244	230	14	6.1
Brokerage and insurance	665	514	151	29.4
Gains on loans sold	417	45	372	826.7
Equity security gains (losses), net	55	(218)	273	(125.2)
Gain on sale of Braavo division	1,102	-	1,102	NA
Earnings on bank owned life insurance	668	218	450	206.4
Other	448	174	274	157.5
Total	$4,971	$2,174	$2,797	128.7

Non-interest income for the three months ended March 31, 2024 totaled $4,971,000, an increase of $2,797,000 when compared to the same period in 2023.  During the first three  months of 2024, net equity security gains amounted to $55,000 as a result of market gains associated with general bank stock market gains compared with a $218,000 loss in the comparable 2023 period associated with market conditions for that period.

Index
The increase in gains on loans sold for the three months ended March 31, 2024 compared to the comparable period in 2023 is attributable to the HVBC acquisition and their residential lending model, which focused on originating and selling residential mortgage loans, which includes the use of interest rate locks and other derivative activities, which is included in other income. The increase in earnings on bank owned life insurance is due to the HVBC acquisition, as well as the death benefits  received upon the passing of a former employee. During the first quarter of 2024, the Company completed the sale of certain assets acquired as part of the HVB acquisition, which included loans and accrued interest, and software, as well as transferring certain contracts, processes and employees of a division internally known as Braavo. The proceeds from the sale totaled approximately $7.2 million and generated a pre-tax gain of approximately $1.1 million.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2024  and 2023 (dollars in thousands):

	Three months ended March 31,		Change
	2024	2023	Amount	%
Salaries and employee benefits	$10,290	$7,677	$2,613	34.0
Occupancy	1,324	835	489	58.6
Furniture and equipment	236	151	85	56.3
Professional fees	703	381	322	84.5
FDIC insurance	525	300	225	75.0
Pennsylvania shares tax	310	298	12	4.0
Amortization of intangibles	149	31	118	380.6
Merger and acquisition	-	244	(244)	(100.0)
Software expenses	514	351	163	46.4
ORE (recovery) expenses	(13)	26	(39)	(150.0)
Other	2,605	1,484	1,121	75.5
Total	$16,643	$11,778	$4,865	41.3

Non-interest expenses increased $4,865,000 for the three months ended March 31, 2024 compared to the same period in 2023. Salaries and employee benefits increased $2,613,000 or 34.0%. The increase was due to merit increases effective at the beginning of 2024, additional full time equivalent employees (FTE) of 80.9, which is an increase of 25.8%, and an increase in health care expenses due to higher claims on the Company’s partially self-funded plan and the additional headcount.

The decrease in merger and acquisition expenses was due to fees associated with the acquisition of HVBC that closed in June 2023 with no corresponding activity in 2024. The increase in occupancy, furniture and fixtures, software expenses and amortization of intangibles was due to the HVBC acquisition. FDIC insurance expense increased $225,000 due to the Company’s increased size and the Bank’s lower leverage capital ratio. Professional fees increased due to various legal matters, of which $201,000 was related to the sale of certain assets. Other expenses increased primarily due to the acquisition, with increases experienced in subscriptions, marketing and advertising, postage, printing, data communication expenses and FHLB letter of credit fees. Independent of the acquisition, other expenses increased due to insurance reimbursement received in 2023 to cover amounts previously expensed.

Index
Provision for Income Taxes

The provision for income taxes was $1,477,000 for the three month period ended March 31, 2024 compared to $1,609,000 for the same period in 2023. This decrease was attributable to death benefits received upon the passing of a former employees and certain expenses in 2023 not being tax deductible.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate. The effective tax rate was 17.4% and 19.0% for the three months ended March 31, 2024 and 2023, respectively, compared to the statutory rate of 21%.

We are invested in seven limited partnerships that have established low-income housing projects in our market areas, with our most recent investments made in the second half of 2022. Three projects are currently in construction phase with credits being recognized on two of the projects for the first time in 2023 with the expectation that the remaining one will generate credits in the second half of 2024. The remaining four partnership credits are fully utilized as of December 31, 2023. We anticipate recognizing an aggregate of $8.4 million of tax credits over the next 12 years.

Financial Condition

Total assets were $2.92 billion at March 31, 2024, a decrease of $54.2 million from $2.98 billion at December 31, 2023, due primarily to a decrease in cash, investments and loans outstanding. Cash and cash equivalents decreased $23.2 million to $29.6 million. Available for sale securities decreased $12.7 million and net loans decreased $9.6 million to $2.22 billion at March 31, 2024 due to decreases in the student loan portfolio. Total deposits decreased $18.6 million to $2.30 billion since year-end 2023, while borrowed funds decreased $38.5 million to $283.6 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $29.6 million at March 31, 2024 compared to $52.8 million at December 31, 2023. The decrease is due to a decrease in the cash letter as part of our balance at the Federal Reserve.  Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$57,401	14.1	$60,771	14.5
U. S. Treasury notes	134,113	33.0	143,288	34.1
Obligations of state & political subdivisions	99,367	24.4	101,787	24.3
Corporate obligations	12,303	3.0	12,403	3.0
Mortgage-backed securities in government sponsored entities	101,681	25.0	99,352	23.6
Equity securities	1,658	0.5	1,938	0.5
Total	$406,523	100.0	$419,539	100.0

Index
	March 31, 2024/ December 31, 2023 Change
	Amount	%
Debt securities:
U. S. Agency securities	$(3,370)	(5.5)
U. S. Treasury notes	(9,175)	(6.4)
Obligations of state & political subdivisions	(2,420)	(2.4)
Corporate obligations	(100)	(0.8)
Mortgage-backed securities in government sponsored entities	2,329	2.3
Equity securities	(280)	(14.4)
Total	$(13,016)	(3.1)

Our investment portfolio decreased by $13.0 million, or 3.1%, from December 31, 2023 to March 31, 2024. During 2024, we purchased $6.6 million of mortgage-backed securities in government sponsored entities. We experienced $3.1 million of principal repayments and $13.5 million of calls and maturities. As a result of increases in market interest rates, the unrealized loss on available for sale investment portfolio increased $2.3 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2024 yielded 2.29%, compared to 2.12% in the comparable period in 2023, on a tax equivalent basis.

The investment strategy for 2024 has been to utilize cashflows from the investment portfolio to repay overnight borrowings, while reinvesting certain balances. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans Held for Sale

Loans held for sale decreased $1.0 million to $8.3 million as of March 31, 2024 from December 31, 2023 due to the first quarter typically being the slowest quarter for residential home sales.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Real estate:
Residential	$357,779	16.0	$359,990	16.0
Commercial	1,115,900	49.8	$1,092,887	48.6
Agricultural	318,413	14.2	$314,802	14.0
Construction	184,506	8.2	$195,826	8.7
Consumer	53,101	2.4	61,316	2.7
Other commercial loans	129,438	5.8	136,168	6.1
Other agricultural loans	24,345	1.1	30,673	1.4
State & political subdivision loans	56,177	2.5	57,174	2.5
Total loans	2,239,659	100.0	2,248,836	100.0
Less allowance for loan losses	21,598		21,153
Net loans	$2,218,061		$2,227,683

Index
	March 31, 2024/ December 31, 2023 Change
	Amount	%
Real estate:
Residential	$(2,211)	(0.6)
Commercial	23,013	2.1
Agricultural	3,611	1.1
Construction	(11,320)	(5.8)
Consumer	(8,215)	(13.4)
Other commercial loans	(6,730)	(4.9)
Other agricultural loans	(6,328)	(20.6)
State & political subdivision loans	(997)	(1.7)
Total loans	$(9,177)	(0.4)

The Bank’s lending efforts have historically been focused in north central Pennsylvania, the south central Pennsylvania counties of Lebanon, Schuylkill, Berks and Lancaster, the central Pennsylvania counties of Clinton and Centre, and southern New York. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. Since the MidCoast acquisition, we have opened two additional branches in the Delaware market to better serve customers in the Wilmington market, as well as the surrounding area of Chester County, Pennsylvania. In June 2023, we completed the HVBC acquisition, which expanded our markets into south east Pennsylvania, including the counties of Montgomery, Bucks and Philadelphia. It also includes a Mortgage production in Mount Laurel, New Jersey. In the fourth quarter of 2023, we opened an office in Williamsport, Pennsylvania, to further our efforts in central Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

Loan activity in the first quarter of 2024 has been limited. Several construction loans were completed and transferred to the commercial and agricultural real estate portfolios. As part of the Braavo sale, we sold $6.1 million of other commercial loans. Due to timing, student loans decreased in the first quarter resulting in the decrease in consumer loans.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of March 31, 2024, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 298.4% of consolidated risk based capital. Construction, land and land development loans represented 54.5% of consolidated risk based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios. The Company continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans.

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

Allowance for Credit Losses - Loans

The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $21,598,000 or 0.96% of total loans as of March 31, 2024 as compared to $21,153,000 or 0.94% of loans as of December 31, 2023. The $445,000 increase is a result of a $1,112,000 provision for credit losses – loans less net charge-offs of $667,000. Net charge-offs for 2024 are driven by loans acquired as part of the HVBC acquisition due to collateral issues. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31 2023
	Amount	%	Amount	%
Real estate loans:
Residential	$2,347	16.0	$2,354	16.0
Commercial	9,741	49.8	9,178	48.6
Agricultural	3,672	14.2	3,264	14.0
Construction	1,595	8.2	1,950	8.7
Consumer	1,266	2.4	1,496	2.7
Other commercial loans	2,680	5.8	2,229	6.1
Other agricultural loans	174	1.1	270	1.4
State & political subdivision loans	65	2.5	45	2.5
Unallocated	58	N/A	367	N/A
Total allowance for loan losses	$21,598	100.0	$21,153	100.0

Index
The following table provides information related to credit loss experience and loan quality for the three months ended March 31, 2024 and the year ended December 31, 2023 (dollars in thousands).

March 31, 2024	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$(7)	$-	$359,720	0.00%	0.66%	0.84%	77.97%
Commercial	563	-	1,103,287	0.00%	0.87%	0.22%	391.99%
Agricultural	408	-	317,985	0.00%	1.15%	0.82%	140.80%
Construction	(355)	-	189,898	0.00%	0.86%	2.32%	37.24%
Consumer	(205)	(25)	110,140	(0.02%)	2.38%	1.60%	149.12%
Other commercial loans	1,093	(642)	133,021	(0.48%)	2.07%	0.79%	260.70%
Other agricultural loans	(96)	-	26,483	0.00%	0.71%	1.77%	40.47%
State & political subdivision loans	20	-	56,648	0.00%	0.12%	0.00%	NA
Unallocated	(309)	-	-	NA	NA	NA	NA
Total	$1,112	$(667)	$2,297,182	(0.03%)	0.96%	0.66%	147.00%

December 31, 2023
Real estate:
Residential	$1,112	$(1)	$290,971	0.00%	0.65%	0.86%	76.38%
Commercial	2,089	-	986,188	0.00%	0.84%	0.10%	808.63%
Agricultural	(217)	-	312,423	0.00%	1.04%	0.85%	122.25%
Construction	1,252	-	135,315	0.00%	1.00%	1.20%	82.73%
Consumer	(31)	(325)	94,519	(0.34%)	2.44%	1.14%	213.41%
Other commercial loans	1,643	(954)	95,300	(1.00%)	1.64%	1.29%	127.37%
Other agricultural loans	-	-	30,557	0.00%	0.88%	1.60%	54.88%
State & political subdivision loans	3	-	59,308	0.00%	0.08%	0.00%	NA
Unallocated	(359)	-	-	NA	NA	NA	NA
Total	$5,492	$(1,280)	$2,004,581	(0.06%)	0.94%	0.54%	173.57%

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of March 31, 2024. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Credit Loan Losses - Loans” to the consolidated financial statements.

The following table is a summary of our non-performing assets as of March 31, 2024 and December 31, 2023.

(dollars in thousands)	March 31, 2024	December 31, 2023
Non-performing loans:
Non-accruing loans	$14,693	$12,187
Accrual loans - 90 days or more past due	820	516
Total non-performing loans	15,513	12,703
Foreclosed assets held for sale	200	474
Total non-performing assets	$15,713	$13,177

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2023 to March 31, 2024 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	March 31, 2024				December 31, 2023
		Non-Performing Loans				Non-Performing Loans
(in thousands)	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$1,698	$565	$3,010	$3,575	$3,061	$18	$3,082	$3,100
Commercial	972	243	2,485	2,728	1,396	404	1,135	1,539
Agricultural	175	-	2,608	2,608	73	75	2,670	2,745
Construction	-	-	4,283	4,283	4,795	-	2,357	2,357
Consumer	334	12	849	861	298	13	701	714
Other commercial loans	3,103	-	1,028	1,028	826	6	1,750	1,756
Other agricultural loans	29	-	430	430	7	-	492	492
Total nonperforming loans	$6,311	$820	$14,693	$15,513	$10,456	$516	$12,187	$12,703

Index
	Change in Non-Performing Loans March 31, 2024 /December 31, 2023
(in thousands)	Amount	%
Real estate:
Residential	$475	15.3
Commercial	1,189	77.3
Agricultural	(137)	(5.0)
Construction	1,926	81.7
Consumer	147	20.6
Other commercial loans	(728)	(41.5)
Other agricultural loans	(62)	(12.6)
Total nonperforming loans	$2,810	22.1

Nonperforming loans increased $2.8 million during 2024. During the first quarter of 2024, the Bank placed one large commercial relationship and one large construction relationship on non-accrual status, which accounts for the majority of the change in non-performing loans since year-end. At  March 31, 2024, approximately 55.8% of the Bank’s non-performing loans are associated with the following six customer relationships:

•
A commercial loan relationship with $583,000 outstanding, and additional letters of credit of $1.2 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of March 31, 2024. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2020, the Company had the underlying equipment collateral appraised and in the first quarter of 2022, the Company had the quarry appraised. The appraisals indicated a decrease in collateral values compared to the appraisal ordered for the loan origination, however, the loan was still considered well secured on a loan to value basis at March 31, 2024. In 2022 and 2023, the customer liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of March 31, 2024.

•
An agricultural loan customer with a total loan relationship of $1.5 million, secured by real estate, equipment and cattle, was on non-accrual status as of March 31, 2024. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continued 2023. The customer did miss a portion of required payments in 2023, however, in January 2024 the customer modified the bankruptcy plan to account for these missed payments.  Included within these loans to this customer are loans which are subject to Farm Service Agency guarantees in excess of $700,000. Depressed milk prices created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of March 31, 2024.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of March 31, 2024. The customer filed bankruptcy in the first quarter of 2023 and is still developing a plan of workout, which may include the sale of oil and gas rights and the installation of a solar field. We expect that we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised.  Management reviewed the collateral and determined that no specific reserve was required as of March 31, 2024.

Index
•
A construction loan customer with a total loan relationship of $2.4 million, secured by partially  developed real estate, was on non-accrual status as of March 31, 2024. The customer has experienced delays in developing the real estate for resale resulting in financing difficulties. Management reviewed the collateral and determined that no specific reserve was required as of March 31, 2024.

•
A construction loan customer with a total loan relationship of $1.9 million, secured by partially  developed real estate, was on non-accrual status as of March 31, 2024. The customer has experienced delays in developing the real estate for resale resulting in financing difficulties. Management reviewed the collateral and determined that no specific reserve was required as of March 31, 2024.

•
A commercial and residential real estate customer with a total relationship of $1.2 million secured by a restaurant and residence was on non-accrual status as of March 31, 2024. The customer has experienced a slow-down in business at the restaurant as well as higher operating costs creating cashflow difficulties. Management reviewed the collateral and determined that a specific reserve of $102,000 was required as of March 31, 2024.

Management believes that the allowance for credit losses - loans at March 31, 2024 was adequate at that date, which was based on the following factors:
•	Six loan relationships comprise 55.8% of the non-performing loan balance, which required a specific reserve of $102,000 as of March 31, 2024.
•	The Company has a history of low charge-offs, which were 0.12% of average loans on an annualized basis for 2024 and 0.09% for 2023.

Bank Owned Life Insurance

The Company owns bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of March 31, 2024, and December 31, 2023, the cash surrender value of the life insurance was $49.4 million and $49.9 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $668,000 and $218,000 for the three month periods ended March 31, 2024 and 2023, respectively. During the first quarter of 2024, the Company received proceeds of $1,147,000, which included death benefits of $326,000 on a former employee of the Company. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies and acquired as part of the HVBC acquisition are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of March 31, 2024 and December 31, 2023, included in other liabilities on the Consolidated Balance Sheet was a liability of $598,000 and $610,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $301,000 to $21.1 million as of March 31, 2024 from December 31, 2023 as a result of a depreciation.

Other assets

Other assets decreased $7.2 million to $51.9 million. The primary driver of the decrease was an investment security that matured, but did not settle as of December 31, 2023. It subsequently settled in 2024

Index
Deposits

The following table shows the composition of deposits as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Non-interest-bearing deposits	$523,844	22.7	$523,784	22.6
NOW accounts	624,328	27.1	670,712	28.9
Savings deposits	301,489	13.1	307,357	13.2
Money market deposit accounts	400,911	17.4	400,154	17.2
Certificates of deposit	452,309	19.7	419,474	18.1
Total	$2,302,881	100.0	$2,321,481	100.0

	March 31, 2024/ December 31, 2023 Change
	Amount	%
Non-interest-bearing deposits	$60	0.0
NOW accounts	(46,384)	(6.9)
Savings deposits	(5,868)	(1.9)
Money market deposit accounts	757	0.2
Certificates of deposit	32,835	7.8
Total	$(18,600)	(0.8)

Deposits decreased $18.6 million since December 31, 2023. The reduction in deposits resulted from customer funds transferred to higher-yielding investment alternatives; and seasonal reductions in municipal deposits as well as withdrawals used to fund various projects within municipalities. Brokered deposits totaled $116.8 million and $109.3 million as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the Bank estimates that balances held by customers in excess of the FDIC insurance limit ($250,000 per insured account) totaled $1.07 billion, or 46.4% of the Bank’s total deposits. Included in this balance are balances held through Intrafi, which provides customers with  FDIC insurance coverage by placing customer funds with insured banks within the Intrafi network, as well as deposits collateralized by securities (almost exclusively municipal deposits). The total of these items was $541.3 million, or 23.5% of the Bank’s total deposits, as of March 31, 2024.

Borrowed Funds

Borrowed funds were $283.6 million and $322.0 million as of March 31, 2024 and December 31, 2023, respectively. The decrease in borrowed funds was due to the decrease in loans, investments and cash, which was used to paydown outstanding borrowings.

In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at March 31, 2024 was $5,333,000 and is included within fair value of derivative instruments on the consolidated balance sheets.

Index
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

Total stockholders’ equity was $282.7 million at March 31, 2024 compared to $279.7 million at December 31, 2023, an increase of $3,008,000, or 1.1%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $4.7 million, or 1.6%. The accumulated comprehensive loss increased $1.7 million, which was primarily the result of the decrease in fair value of the Company’s available for sale investment portfolio caused by the increase in longer term market interest rates. For the three months of 2024, the Company had net income of $7.0 million and declared cash dividends of $2.3 million, or $0.49 per share, representing a cash dividend payout ratio of 32.8%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments due to changes in market interest rates. As a result of increases in longer term market interest rates, the defined benefit plan obligations and the interest rate swaps entered into during 2020, accumulated other comprehensive loss increased approximately $1.7 million from December 31, 2023.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. There is a two quarter grace period for a qualifying community bank to return to 9% as long as the CBLR is least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At March 31, 2024, the Bank leverage ratio under the CBLR framework was 8.74%, which is less than 9.0% requirement to be considered “well-capitalized”  under the CBLR. As such, as of March 31, 2024, and going forward, the Bank reverted to the prompt corrective action framework and will no  longer utilize the CBLR framework until such time as the CBLR exceeds 9%. The following table provides the Bank’s computed risk‑based capital ratios as of March 31, 2024, which reflects the Bank being “well capitalized” on that date (dollars in thousands):

Index
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$270,858	11.59%	$186,976	8.00%	$233,720	10.00%
Bank	$277,632	11.90%	$186,686	8.00%	$233,358	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$229,800	9.83%	$140,232	6.00%	$186,976	8.00%
Bank	$255,682	10.96%	$140,015	6.00%	$186,686	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$222,300	9.51%	$105,174	4.50%	$151,918	6.50%
Bank	$255,682	10.96%	$105,011	4.50%	$151,683	6.50%

Tier 1 Capital (to Average Assets):
Company	$229,800	7.85%	$117,045	4.00%	$146,306	5.00%
Bank	$255,682	8.74%	$116,952	4.00%	$146,190	5.00%

At December 31, 2023, the Bank leverage ratio under the CBLR framework was 8.54%. This ratio allowed the Bank to fall within the grace period of the CBLR as of December 31, 2023.

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Commitments to extend credit	$479,177	$546,006
Standby letters of credit	16,366	18,682
	$495,543	$564,688

Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$938	$165

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one-time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2024 and December 31, 2023 was $13,033,000 and $13,121,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

Index
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

The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2024 were $99,000 compared to $208,000 during the same time period in 2023.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $1.09 billion, of which $354.6 million was outstanding, at March 31, 2024. The Bank also has two federal funds line with third party providers for $34.0 million as of March 31, 2024, which are unsecured and undrawn upon. The Company also has a borrower in custody line with the Federal Reserve Bank of approximately $14.9 million, which also is not drawn upon as of March 31, 2024. The Company has a $15.0 million line of credit with a New York Pennsylvania community bank, of which $12.6 million is utilized as of March 31, 2024. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2024, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $4.0 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At March 31, 2024, the Company has equity securities that represent only 0.06% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2024 (dollars in thousands):

Changes in Rates	Prospective One-Year Net Interest Income	Change In Prospective Net Interest Income	% Change In Prospective Net Interest Income
-400 Shock	$89,953	$5,790	6.88
-300 Shock	88,391	4,228	5.02
-200 Shock	87,562	3,399	4.04
-100 Shock	86,212	2,049	2.43
Base	84,163	-	-
+100 Shock	82,347	(1,816)	(2.16)
+200 Shock	79,821	(4,342)	(5.16)
+300 Shock	77,758	(6,405)	(7.61)
+400 Shock	75,694	(8,469)	(10.06)

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

Index
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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. At March 31, 2024, the risk factors of the Company have not changed materially from those reported in our 2023 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/24 to 1/31/24	-	$0.00	-	149,997
2/1/24 to 2/29/24	780	$51.97	780	149,217
3/1/24 to 3/31/24	105	$46.24	105	149,112
Total	885	$51.29	885	149,112

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

Index
Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K). None

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc.
(Registrant)

May 9, 2024	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2024	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)