Form 10-Q
period 2024-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2024-08-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of August 1, 2024, was 4,759,931.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	June 30, 2024	December 31, 2023
ASSETS:
Cash and due from banks:
Noninterest-bearing	$22,023	$37,733
Interest-bearing	16,410	15,085
Total cash and cash equivalents	38,433	52,818
Interest bearing time deposits with other banks	3,820	4,070
Equity securities	1,570	1,938
Available-for-sale securities	402,661	417,601
Loans held for sale	14,227	9,379

Loans (net of allowance for credit losses: 2024 $22,797 and 2023, $21,153)	2,232,919	2,227,683

Premises and equipment	20,899	21,384
Accrued interest receivable	10,782	11,043
Goodwill	85,758	85,758
Bank owned life insurance	49,746	49,897
Other intangibles	3,244	3,650
Fair value of derivative instruments	13,111	13,687
Deferred tax asset	17,185	17,339
Other assets	53,176	59,074

TOTAL ASSETS	$2,947,531	$2,975,321

LIABILITIES:
Deposits:
Noninterest-bearing	$501,991	$523,784
Interest-bearing	1,771,104	1,797,697
Total deposits	2,273,095	2,321,481
Borrowed funds	334,829	322,036
Accrued interest payable	5,482	4,298
Fair value of derivative instruments - liability	7,319	7,922
Other liabilities	40,336	39,918
TOTAL LIABILITIES	2,661,061	2,695,655
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at June 30, 2024 and December 31, 2023; none issued in 2024 or 2023	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at June 30, 2024 and December 31, 2023; issued 5,207,343 at June 30, 2024 and 5,160,754 at December 31, 2023	5,207	5,161
Additional paid-in capital	144,985	143,233
Retained earnings	178,588	172,975
Accumulated other comprehensive loss	(25,932)	(24,911)
Treasury stock, at cost: 447,857 shares at June 30, 2024 and 453,760 shares at December 31, 2023	(16,378)	(16,792)
TOTAL STOCKHOLDERS’ EQUITY	286,470	279,666
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,947,531	$2,975,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$35,067	$24,117	$70,200	$46,666
Interest-bearing deposits with banks	262	127	505	198
Investment securities:
Taxable	1,663	1,683	3,287	3,239
Nontaxable	520	572	1,052	1,189
Dividends	390	311	791	625
TOTAL INTEREST INCOME	37,902	26,810	75,835	51,917
INTEREST EXPENSE:
Deposits	12,655	5,480	24,976	9,419
Borrowed funds	3,947	3,409	8,601	6,497
TOTAL INTEREST EXPENSE	16,602	8,889	33,577	15,916
NET INTEREST INCOME	21,300	17,921	42,258	36,001
Provision for credit losses	2,002	262	2,787	262
Provision for credit losses - acquisition day 1 non-PCD	-	4,591	-	4,591
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	19,298	13,068	39,471	31,148
NON-INTEREST INCOME:
Service charges	1,385	1,293	2,757	2,504
Trust	201	181	445	411
Brokerage and insurance	563	442	1,228	956
Gains on loans sold	479	169	896	214
Equity security losses, net	(87)	(74)	(32)	(292)
Available for sale security losses, net	-	(51)	-	(51)
Gain on sale of Braavo division	-	-	1,102	-
Earnings on bank owned life insurance	328	234	996	452
Other	467	86	915	260
TOTAL NON-INTEREST INCOME	3,336	2,280	8,307	4,454
NON-INTEREST EXPENSES:
Salaries and employee benefits	9,617	7,916	19,907	15,593
Occupancy	1,266	814	2,590	1,649
Furniture and equipment	295	162	531	313
Professional fees	698	387	1,401	768
FDIC insurance	509	325	1,034	625
Pennsylvania shares tax	330	298	640	596
Amortization of intangibles	147	31	296	62
Merger and acquisition	-	8,402	-	8,646
Software expenses	494	372	1,008	723
ORE expenses (recoveries)	175	(11)	162	15
Other	2,715	1,984	5,320	3,468
TOTAL NON-INTEREST EXPENSES	16,246	20,680	32,889	32,458
Income (loss) before provision (benefit) for income taxes	6,388	(5,332)	14,889	3,144
Provision (benefit) for income taxes	1,113	(1,188)	2,590	421
NET INCOME (LOSS)	$5,275	$(4,144)	$12,299	$2,723

PER COMMON SHARE DATA:
Net Income (Loss) - Basic	$1.11	$(1.00)	$2.59	$0.66
Net Income (Loss) - Diluted	$1.11	$(1.00)	$2.59	$0.66
Cash Dividends Paid	$0.485	$0.475	$0.970	$0.949

Number of shares used in computation - basic	4,748,927	4,159,966	4,748,523	4,106,005
Number of shares used in computation - diluted	4,753,697	4,159,966	4,753,918	4,106,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended, June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$5,275	$(4,144)	$12,299	$2,723
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	1,154	(5,995)	(1,166)	2,982
Income tax effect	(243)	1,259	246	(626)
Change in unrecognized pension cost	14	7	16	14
Income tax effect	(3)	(2)	(3)	(3)
Change in unrealized (loss) gain on interest rate swaps	(296)	600	(144)	(310)
Income tax effect	62	(126)	30	65
Less: Reclassification adjustment for investment security gains included in net income	-	51	-	51
Income tax effect	-	(12)	-	(12)
Other comprehensive income (loss), net of tax	688	(4,218)	(1,021)	2,161
Comprehensive income (loss)	$5,963	$(8,362)	$11,278	$4,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance, March 31, 2024	5,160,754	$5,161	$143,227	$177,693	$(26,620)	$(16,787)	$282,674

Comprehensive income:
Net income				5,275			5,275
Net other comprehensive income					688		688
Stock dividend	46,589	46	2,001	(2,047)			-
Purchase of treasury stock (881 shares)						(36)	(36)
Restricted stock, executive and Board of Director awards (6,786 shares)			(408)			445	37
Restricted stock vesting			165				165
Cash dividends, $0.485 per share				(2,333)			(2,333)
Balance, June 30, 2024	5,207,343	$5,207	$144,985	$178,588	$(25,932)	$(16,378)	$286,470

Balance, December 31, 2023	5,160,754	$5,161	$143,233	$172,975	$(24,911)	$(16,792)	$279,666

Comprehensive income:
Net income				12,299			12,299
Net other comprehensive loss					(1,021)		(1,021)
Stock dividend	46,589	46	2,001	(2,047)			-
Purchase of treasury stock (1,776 shares)						(81)	(81)
Restricted stock, executive and Board of Director awards (7,668 shares)			(417)			495	78
Restricted stock vesting			168				168
Cash dividends, $0.970 per share				(4,639)			(4,639)
Balance, June 30, 2024	5,207,343	$5,207	$144,985	$178,588	$(25,932)	$(16,378)	$286,470

Balance, March 31, 2023	4,427,687	4,428	80,926	171,629	(26,762)	(16,983)	213,238

Comprehensive loss:
Net loss				(4,144)			(4,144)
Net other comprehensive loss					(4,218)		(4,218)
Stock dividend	39,209	39	2,982	(3,021)			-
Issuance of Common stock	693,858	694	59,443				60,137
Restricted stock, executive and Board of Director awards (2,652 shares)			(145)			180	35
Restricted stock vesting			145				145
Cash dividends, $0.475 per share				(1,965)			(1,965)
Balance, June 30, 2023	5,160,754	$5,161	$143,351	$162,499	$(30,980)	$(16,803)	$263,228

Balance, December 31, 2022	4,427,687	$4,428	$80,911	$164,922	$(33,141)	$(16,973)	$200,147

Comprehensive income:
Net income				2,723			2,723
Net other comprehensive income					2,161		2,161
Stock dividend	39,209	39	2,982	(3,021)			-
Issuance of Common stock	693,858	694	59,443				60,137
Restricted stock, executive and Board of Director awards (2,652 shares)			(145)			180	35
Restricted stock vesting			150				150
Forfeited restricted stock			10			(10)	-
Change in Accounting policy for allowance for credit losses				1,766			1,766
Cash dividends, $0.949 per share				(3,891)			(3,891)
Balance, June 30, 2023	5,160,754	$5,161	$143,351	$162,499	$(30,980)	$(16,803)	$263,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,299	$2,723
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,787	4,853
Depreciation and amortization	958	530
Amortization and accretion of loans and other assets	(2,243)	(825)
Amortization and accretion of investment securities	759	826
Deferred income taxes	425	125
Investment securities losses, net	33	343
Earnings on bank owned life insurance	(996)	(452)
Vesting of restricted stock	168	150
Originations of loans held for sale	(74,816)	(12,730)
Proceeds from sales of loans held for sale	70,820	9,444
Realized gains on loans sold	(896)	(214)
Realized gains on sale of Braavo	(1,102)	-
Decrease in accrued interest receivable	261	275
Gain on sale of foreclosed assets held for sale	(119)	(67)
Increase in accrued interest payable	1,184	139
Other, net	6,956	(2,219)
Net cash provided by operating activities	16,478	2,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	-	86,504
Proceeds from maturity and principal repayments	27,061	10,336
Purchase of securities	(14,045)	(10,246)
Proceeds from sale of equity securities	335	67
Purchase of interest bearing time deposits with other banks	(100)	-
Proceeds from matured interest bearing time deposits with other banks	350	1,241
Proceeds from life insurance	1,147	-
Proceeds from redemption of regulatory stock	15,665	10,839
Purchase of regulatory stock	(14,135)	(12,789)
Net (increase) decrease in loans	(13,486)	40,119
Purchase of premises and equipment	(226)	(1,926)
Investments in low income housing partnerships	-	(591)
Proceeds from sale of foreclosed assets held for sale	392	233
Proceeds from sale of Braavo assets	7,185	-
Acquisition, net of cash paid	-	4,905
Net cash provided by investing activities	10,143	128,692
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(48,385)	(111,473)
Proceeds from long-term borrowings	-	20,000
Repayments of long-term borrowings	(5,000)	-
Net increase (decrease) in short-term borrowed funds	17,099	(17,731)
Purchase of treasury and restricted stock	(81)	-
Dividends paid	(4,639)	(3,891)
Net cash used by financing activities	(41,006)	(113,095)
Net (decrease) increase in cash and cash equivalents	(14,385)	18,498
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,818	26,211
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,433	$44,709

Supplemental Disclosures of Cash Flow Information:
Interest paid	$32,393	$14,892
Income taxes paid	$750	$3,600
Loans transferred to foreclosed property	$2,490	$49
Right of use asset and liability	$169	$5
Stock Dividend	$2,047	$3,021
CECL adjustment	$-	$3,300

Acquisition of	HV Bancorp, Inc.
Non-cash assets acquired
Available-for-sale securities	$79,248
Interest bearing time deposits with other banks	-
Loans held for sale	10,750
Loans	475,338
Premises and equipment	2,310
Accrued interest receivable	2,226
Bank owned life insurance	10,387
Intangibles	2,972
Deferred tax asset	8,392
Other assets	18,213
Goodwill	53,382
663,218

Liabilities assumed
Noninterest-bearing deposits	197,549
Interest-bearing deposits	335,816
Accrued interest payable	885
Borrowed funds	58,647
Other liabilities	11,674
604,571
Net non-cash assets acquired	58,647
Cash and cash equivalents acquired	$18,017

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at June 30, 2024 and for the periods ended June 30, 2024 and 2023 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the six month period ended June 30, 2024 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Allowance for Credit Losses – Loans and Leases

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

Reasonable and Supportable Economic Forecasts

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

Accrued Interest Receivable on Loans and Leases

Accrued interest receivable on loans held for investment totaled $8.4 million and $8.5 million at June 30, 2024 and December 31, 2023, respectively, and is included within Accrued interest receivable. This amount is excluded from the estimate of expected credit losses.

Reserve for Unfunded Commitments

The Company maintains a reserve in other liabilities for off-balance sheet credit exposures such as unfunded commitments that are currently unfunded in categories with historical loss experience. Management calculates funding rates annually using loan level data history at the portfolio level. The applicable pool level loss rates is then applied to calculate the reserve for unfunded commitments liability each period.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and six months ended June 30, 2024 and 2023 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue stream	2024	2023	2024	2023
Service charges on deposit accounts
Overdraft fees	$394	371	$798	$730
Statement fees	44	54	86	106
Interchange revenue	811	764	1,555	1,461
ATM income	33	34	66	72
Other service charges	103	70	252	135
Total Service Charges	1,385	1,293	2,757	2,504
Trust	201	181	445	411
Brokerage and insurance	563	442	1,228	956
Other	241	118	373	233
Total	$2,390	$2,034	$4,803	$4,104

Index
Note 3 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss) applicable to common stock	$5,275,000	$(4,144,000)	$12,299,000	$2,723,000

Basic earnings per share computation
Weighted average common shares outstanding	4,748,927	4,159,966	4,748,523	4,106,005
Earnings (loss) per share - basic	$1.11	$(1.00)	$2.59	$0.66

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	4,748,927	4,159,966	4,748,523	4,106,005
Add: Dilutive effects of restricted stock	4,770	-	5,395	-
Weighted average common shares outstanding for dilutive earnings per share	4,753,697	4,159,966	4,753,918	4,106,005
Earnings (loss) per share - diluted	$1.11	$(1.00)	$2.59	$0.66

For the three months ended June 30, 2024 and 2023, there were 4,230 and 6,078 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $60.16-$83.38 for the three month period ended June 30, 2024 and per share prices ranging from $44.93-$83.38 for the three month period ended June 30, 2023. For the six months ended June 30, 2024 and 2023, 4,230 and 6,078 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $60.16-$83.38 for the six month period ended June 30, 2024 and prices ranging from $44.93-$83.38 for the six month period ended June 30, 2023.
Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2024 and December 31, 2023 were as follows (in thousands):

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$61,576	$3	$(5,746)	$-	$55,833
U.S. treasury securities	138,582	-	(8,509)	-	130,073
Obligations of state and political subdivisions	104,668	6	(7,967)	-	96,707
Corporate obligations	13,422	273	(1,245)	-	12,450
Mortgage-backed securities in government sponsored entities	121,321	49	(13,772)	-	107,598
Total available-for-sale securities	$439,569	$331	$(37,239)	$-	$402,661

December 31, 2023
Available-for-sale securities:
U.S. agency securities	$66,569	$1	$(5,799)	$-	$60,771
U.S. treasury securities	152,485	-	(9,197)	-	143,288
Obligations of state and political subdivisions	107,945	32	(6,190)	-	101,787
Corporate obligations	13,394	245	(1,236)	-	12,403
Mortgage-backed securities in government sponsored entities	112,950	7	(13,605)	-	99,352
Total available-for-sale securities	$453,343	$285	$(36,027)	$-	$417,601

Index
The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023 (in thousands). As of June 30, 2024, the Company owned 317 securities whose fair value was less than their cost basis.

June 30, 2024	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$-	$-	$53,815	$(5,746)	$53,815	$(5,746)
U.S. treasury securities	-	-	130,073	(8,509)	130,073	(8,509)
Obligations of state and political subdivisions	3,554	(23)	88,349	(7,944)	91,903	(7,967)
Corporate obligations	-	-	9,024	(1,245)	9,024	(1,245)
Mortgage-backed securities in government sponsored entities	6,468	(13)	91,736	(13,759)	98,204	(13,772)
Total securities	$10,022	$(36)	$372,997	$(37,203)	$383,019	$(37,239)

December 31, 2023
U.S. agency securities	$-	$-	$58,753	$(5,799)	$58,753	$(5,799)
U.S. treasury securities	-	-	143,288	(9,197)	143,288	(9,197)
Obligations of states and political subdivisions	-	-	93,535	(6,190)	93,535	(6,190)
Corporate obligations	1,487	(265)	8,320	(971)	9,807	(1,236)
Mortgage-backed securities in government sponsored entities	9,203	(31)	88,553	(13,574)	97,756	(13,605)
Total securities	$10,690	$(296)	$392,449	$(35,731)	$403,139	$(36,027)

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

Accrued interest receivable on available-for-sale debt securities totaled $2,119,000 and $2,202,000 at June 30, 2024 and December 31,2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Index
There were no sales of available for sale securities during the three and six months ended June 30, 2024. Proceeds from sales of securities available-for-sale for the three and six months ended June 30, 2023 were $86,504,000.

The gross gains and losses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross gains on available for sale securities	$-	$38	$-	$38
Gross losses on available for sale securities	-	(89)	-	(89)
Net losses	$-	$(51)	$-	$(51)

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three and six month periods ended June 30, 2024 and  2023, and the portion of unrealized gains for the period that relates to equity investments held at June 30, 2024 and 2023(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Equity securities	2024	2023	2024	2023
Net losses recognized in equity securities during the period	$(87)	$(74)	$(32)	$(292)
Less: Net (losses) gains realized on the sale of equity securities during the period	-	-	(4)	5
Net unrealized losses	$(87)	$(74)	$(28)	$(297)

Index
Investment securities with an approximate carrying value of $345.4 million and $353.3 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at June 30, 2024, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$48,416	$47,437
Due after one year through five years	143,357	132,756
Due after five years through ten years	85,933	77,550
Due after ten years	161,863	144,918
Total	$439,569	$402,661
Note 5 – Loans

The Company originates commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York and Wilmington and Dover, Delaware. The HVBC acquisition expanded our lending market further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey. Although the Company had a diversified loan portfolio at June 30, 2024 and December 31, 2023, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Real estate loans:
Residential	$354,588	$359,990
Commercial	1,110,269	1,092,887
Agricultural	327,057	314,802
Construction	180,157	195,826
Consumer	70,542	61,316
Other commercial loans	130,851	136,168
Other agricultural loans	26,247	30,673
State and political subdivision loans	56,005	57,174
Total	2,255,716	2,248,836
Allowance for credit losses - loans	(22,797)	(21,153)
Net loans	$2,232,919	$2,227,683

Allowance for Credit Losses, effective January 1, 2023

As discussed in Note 1 “Basis of Presentation”, the Company adopted CECL effective January 1, 2023. CECL requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model (in effect for periods prior to 2023). Accordingly, allowance for credit losses disclosures subsequent to January 1, 2023 are not always comparable to prior dates. In addition, certain new disclosures required under CECL are not applicable to prior periods. See Note 1, “Basis of Presentation”, for a summary of the impact of adopting CECL on January 1, 2023.

Index
Under CECL, loans individually evaluated for impairment consist of non-accrual commercial loans and recently modified loans that were experiencing financial difficulty at the time of the modification.

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

The following table presents the components of the allowance for credit losses as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Allowance for Credit Losses - Loans	$22,797	$21,153
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	1,066	1,265
Total allowance for credit losses	$23,863	$22,418

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at March 31, 2024	$21,598	$938	$22,536
Loans charge-off	(682)	-	(682)
Recoveries of loans previously charged-off	7	-	7
Net loans charged-off	(675)	-	(675)
Provision for credit losses	1,874	128	2,002
Balance at June 30, 2024	$22,797	$1,066	$23,863

Balance at December 31, 2023	$21,153	$1,265	$22,418
Loans charge-off	(1,356)	-	(1,356)
Recoveries of loans previously charged-off	14	-	14
Net loans charged-off	(1,342)	-	(1,342)
Provision for credit losses	2,986	(199)	2,787
Balance at June 30, 2024	$22,797	$1,066	$23,863

Index
	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at March 31, 2023	$15,250	$1,229	$16,479
Allowance for credit loss on PCD acquired loans	1,689	-	1,689
Loans charge-off	(4)	-	(4)
Recoveries of loans previously charged-off	26	-	26
Net loans charged-off	22	-	22
Provision for credit losses - acquisition day 1 non-PCD	4,591	-	4,591
Provision for credit losses	100	162	262
Balance at June 30, 2023	$21,652	$1,391	$23,043

Balance at December 31, 2022	$18,552	$165	$18,717
Impact of adopting CECL	(3,300)	1,064	(2,236)
Allowance for credit loss on PCD acquired loans	1,689	-	1,689
Loans charge-off	(11)	-	(11)
Recoveries of loans previously charged-off	31	-	31
Net loans charged-off	20	-	20
Provision for credit losses - acquisition day 1 non-PCD	4,591	-	4,591
Provision for credit losses	100	162	262
Balance at June 30, 2023	$21,652	$1,391	$23,043

The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30, 2024
	Balance at March 31, 2024	Charge-offs	Recoveries	Provision	Balance at June 30, 2024
Real estate loans:
Residential	$2,347	$-	$-	$8	$2,355
Commercial	9,741	-	-	542	10,283
Agricultural	3,672	-	-	98	3,770
Construction	1,595	-	-	32	1,627
Consumer	1,266	(7)	5	(53)	1,211
Other commercial loans	2,680	(675)	2	1,249	3,256
Other agricultural loans	174	-	-	32	206
State and political subdivision loans	65	-	-	(2)	63
Unallocated	58	-	-	(32)	26
Total	$21,598	$(682)	$7	$1,874	$22,797

	For the six months ended June 30, 2024
	Balance at December 31, 2023	Charge-offs	Recoveries	Provision	Balance at June 30, 2024
Real estate loans:
Residential	$2,354	$-	$-	$1	$2,355
Commercial	9,178	-	-	1,105	10,283
Agricultural	3,264	-	-	506	3,770
Construction	1,950	-	-	(323)	1,627
Consumer	1,496	(37)	10	(258)	1,211
Other commercial loans	2,229	(1,319)	4	2,342	3,256
Other agricultural loans	270	-	-	(64)	206
State and political subdivision loans	45	-	-	18	63
Unallocated	367	-	-	(341)	26
Total	$21,153	$(1,356)	$14	$2,986	$22,797

Index
	For the three months ended June 30, 2023
	Balance at March 31, 2023	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision	Balance at June 30, 2023
Real estate loans:
Residential	$1,195	$108	$(1)	$-	$1,373	$2,675
Commercial	6,747	39	-	-	2,488	9,274
Agricultural	3,409	37	-	-	133	3,579
Construction	851		-	-	816	1,667
Consumer	1,220	677	(3)	23	(658)	1,259
Other commercial loans	712	828	-	3	934	2,477
Other agricultural loans	250	-	-	-	18	268
State and political subdivision loans	42	-	-	-	10	52
Unallocated	824	-	-	-	(423)	401
Total	$15,250	$1,689	$(4)	$26	$4,691	$21,652

	For the six months ended June 30, 2023
	Balance at December 31, 2022	Impact of adopting CECL	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision	Balance at June 30, 2023
Real estate loans:
Residential	$1,056	$79	$108	$(1)	$-	$1,433	$2,675
Commercial	10,120	(3,070)	39	-	-	2,185	9,274
Agricultural	4,589	(1,145)	37	-	-	98	3,579
Construction	801	(103)		-	-	969	1,667
Consumer	135	1,040	677	(10)	27	(610)	1,259
Other commercial loans	1,040	(328)	828	-	4	933	2,477
Other agricultural loans	489	(219)	-	-	-	(2)	268
State and political subdivision loans	322	(280)	-	-	-	10	52
Unallocated	-	726	-	-	-	(325)	401
Total	$18,552	$(3,300)	$1,689	$(11)	$31	$4,691	$21,652

The following table presents the allowance for credit losses – loans and amortized cost basis of loans under CECL methodology as of June 30, 2024 and December 31, 2023:

	Allowance for Credit Losses - Loans			Loans
June 30, 2024	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$2,304	$51	$2,355	$352,924	$1,664	$354,588
Commercial	10,164	119	10,283	1,107,745	2,524	1,110,269
Agricultural	3,753	17	3,770	324,538	2,519	327,057
Construction	1,627	-	1,627	178,209	1,948	180,157
Consumer	334	877	1,211	69,585	957	70,542
Other commercial loans	1,915	1,341	3,256	127,352	3,499	130,851
Other agricultural loans	206	-	206	25,836	411	26,247
State and political subdivision loans	63	-	63	56,005	-	56,005
Unallocated	26	-	26	-	-	-
Total	$20,392	$2,405	$22,797	$2,242,194	$13,522	$2,255,716

Index
	Allowance for Credit Losses - Loans			Loans
December 31, 2023	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$2,285	$69	$2,354	$358,358	$1,632	$359,990
Commercial	9,033	145	9,178	1,090,217	2,670	1,092,887
Agricultural	3,247	17	3,264	311,500	3,302	314,802
Construction	1,664	286	1,950	193,469	2,357	195,826
Consumer	557	939	1,496	60,377	939	61,316
Other commercial loans	1,713	516	2,229	134,472	1,696	136,168
Other agricultural loans	270	-	270	30,388	285	30,673
State and political subdivision loans	45	-	45	57,174	-	57,174
Unallocated	367	-	367	-	-	-
Total	$19,181	$1,972	$21,153	$2,235,955	$12,881	$2,248,836

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

The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of June 30, 2024 and December 31, 2023, respectively. The balances are presented by class of loan receivable (in thousands):

	June 30, 2024				December 31, 2023
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non-performing loans	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non-performing loans
Real estate loans:
Mortgages	$-	$2,927	$-	$2,927	$315	$2,646	$-	$2,961
Home Equity	-	119	76	195	-	121	18	139
Commercial	1,248	1,276	168	2,692	256	879	404	1,539
Agricultural	181	2,338	-	2,519	181	2,489	75	2,745
Construction	-	1,948	-	1,948	2,357	-	-	2,357
Consumer	871	-	16	887	701	-	13	714
Other commercial loans	1,628	2,002	25	3,655	588	1,162	6	1,756
Other agricultural loans	-	411	-	411	-	492	-	492
	$3,928	$11,021	$285	$15,234	$4,398	$7,789	$516	$12,703

As of June 30, 2024, there were $11.0 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

Index
The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of  June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$2,927	$-	$-	$2,927
Home Equity	119	-	-	119
Commercial	2,524	-	-	2,524
Agricultural	2,519	-	-	2,519
Construction	1,948	-	-	1,948
Consumer	-	-	871	871
Other commercial loans	-	3,630	-	3,630
Other agricultural loans	-	411	-	411
	$10,037	$4,041	$871	$14,949

December 31, 2023	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$2,961	$-	$-	$2,961
Home Equity	121	-	-	121
Commercial	1,135	-	-	1,135
Agricultural	2,670	-	-	2,670
Construction	2,357	-	-	2,357
Consumer	-	-	701	701
Other commercial loans	-	1,750	-	1,750
Other agricultural loans	-	492	-	492
	$9,244	$2,242	$701	$12,187

Credit Quality Information

For commercial real estate loans, agricultural real estate loans, construction loans, other commercial loans, other agricultural loans, and state and political subdivision loans, management uses an internal risk rating system to monitor and assess credit quality. During the third quarter of 2023, this rating system was expanded from a nine grade rating system to a ten grade rating system. The first six categories under the revised system are considered not criticized and are aggregated as “Pass” rated. Under the prior system, the first five categories were considered not criticized and aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

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

The following tables represent credit exposures by internally assigned grades, by origination year, as of June 30, 2024 and December 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$24,386	$86,011	$346,073	$211,774	$118,917	$240,719	$36,287	$1,852	$1,066,019
Special Mention	-	-	6,496	1,065	1,430	8,672	768	-	18,431
Substandard	-	572	13,045	545	194	10,725	330	408	25,819
Doubtful	-	-	-	-	-	-	-	-	-
Total	$24,386	$86,583	$365,614	$213,384	$120,541	$260,116	$37,385	$2,260	$1,110,269
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$13,464	$26,962	$48,430	$27,830	$30,726	$136,181	$14,772	$119	$298,484
Special Mention	3,059	185	10,349	1,292	-	7,919	2,202	562	25,568
Substandard	-	-	-	-	-	2,913	-	92	3,005
Doubtful	-	-	-	-	-	-	-	-	-
Total	$16,523	$27,147	$58,779	$29,122	$30,726	$147,013	$16,974	$773	$327,057
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$19,891	$57,223	$80,691	$7,742	$2,890	$-	$864	$121	$169,422
Special Mention	-	812	4,613	2,950	-	-	-	-	8,375
Substandard	-	-	412	1,948	-	-	-	-	2,360
Doubtful	-	-	-	-	-	-	-	-	-
Total	$19,891	$58,035	$85,716	$12,640	$2,890	$-	$864	$121	$180,157
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans					-
Risk Rating
Pass	$27,900	$26,364	$7,742	$7,540	$2,208	$4,030	$40,759	$83	$116,626
Special Mention	330	-	1,919	1,419	2	81	5,312	36	9,099
Substandard	42	1,283	381	-	259	1,136	347	1,661	5,109
Doubtful	-	-	-	-	-	-	-	17	17
Total	$28,272	$27,647	$10,042	$8,959	$2,469	$5,247	$46,418	$1,797	$130,851
Current period gross charge-offs	$-	$-	$-	$-	$6	$-	$1,313	$-	$1,319

Other agricultural loans					-
Risk Rating
Pass	$2,392	$2,630	$1,157	$4,912	$518	$412	$11,491	$-	$23,512
Special Mention	734	-	405	401	-	-	739	-	2,279
Substandard	-	-	-	191	-	199	44	22	456
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,126	$2,630	$1,562	$5,504	$518	$611	$12,274	$22	$26,247
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans					-
Risk Rating
Pass	$30	$1,541	$14,101	$10,600	$5,439	$24,294	$-	$-	$56,005
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$30	$1,541	$14,101	$10,600	$5,439	$24,294	$-	$-	$56,005
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total					-
Risk Rating
Pass	$88,063	$200,731	$498,194	$270,398	$160,698	$405,636	$104,173	$2,175	$1,730,068
Special Mention	4,123	997	23,782	7,127	1,432	16,672	9,021	598	63,752
Substandard	42	1,855	13,838	2,684	453	14,973	721	2,183	36,749
Doubtful	-	-	-	-	-	-	-	17	17
Total	$92,228	$203,583	$535,814	$280,209	$162,583	$437,281	$113,915	$4,973	$1,830,586

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$90,068	$333,710	$224,873	$122,560	$81,557	$180,799	$28,360	$1,140	$1,063,067
Special Mention	672	7,963	227	1,552	7,442	8,159	96	60	26,171
Substandard	-	1,302	6	-	158	1,444	317	422	3,649
Doubtful	-	-	-	-	-	-	-	-	-
Total	$90,740	$342,975	$225,106	$124,112	$89,157	$190,402	$28,773	$1,622	$1,092,887
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$22,632	$47,479	$28,990	$32,058	$25,406	$118,700	$10,495	$460	$286,220
Special Mention	574	9,165	1,499	-	962	7,038	3,535	-	22,773
Substandard	-	-	-	-	102	5,394	75	238	5,809
Doubtful	-	-	-	-	-	-	-	-	-
Total	$23,206	$56,644	$30,489	$32,058	$26,470	$131,132	$14,105	$698	$314,802
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$54,973	$102,562	$22,508	$-	$-	$-	$839	$1,166	$182,048
Special Mention	1,574	5,432	4,415	-	-	-	-	-	11,421
Substandard	-	-	2,357	-	-	-	-	-	2,357
Doubtful	-	-	-	-	-	-	-	-	-
Total	$56,547	$107,994	$29,280	$-	$-	$-	$839	$1,166	$195,826
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$31,493	$11,407	$9,016	$4,793	$4,758	$3,530	$63,285	$93	$128,375
Special Mention	51	52	1,510	184	223	629	1,652	36	4,337
Substandard	52	97	-	-	149	967	502	1,667	3,434
Doubtful	-	-	-	-	-	-	-	22	22
Total	$31,596	$11,556	$10,526	$4,977	$5,130	$5,126	$65,439	$1,818	$136,168
Current period gross charge-offs	$200	$-	$-	$763	$-	$-	$-	$-	$963

Other agricultural loans
Risk Rating
Pass	$3,902	$1,520	$6,448	$1,046	$532	$305	$15,331	$-	$29,084
Special Mention	-	473	16	42	-	-	488	29	1,048
Substandard	-	-	207	-	4	255	44	31	541
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,902	$1,993	$6,671	$1,088	$536	$560	$15,863	$60	$30,673
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$1,623	$14,171	$10,841	$5,235	$-	$25,294	$10	$-	$57,174
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,623	$14,171	$10,841	$5,235	$-	$25,294	$10	$-	$57,174
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$204,691	$510,849	$302,676	$165,692	$112,253	$328,628	$118,320	$2,859	$1,745,968
Special Mention	2,871	23,085	7,667	1,778	8,627	15,826	5,771	125	65,750
Substandard	52	1,399	2,570	-	413	8,060	938	2,358	15,790
Doubtful	-	-	-	-	-	-	-	22	22
Total	$207,614	$535,333	$312,913	$167,470	$121,293	$352,514	$125,029	$5,364	$1,827,530

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following tables present the recorded investment in those loan classes based on payment activity, by origination year, as of June 30, 2024 and December 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$5,634	$19,686	$91,593	$47,532	$28,521	$110,070	$-	$-	$303,036
Nonperforming	-	-	384	746	579	1,218	-	-	2,927
Total	$5,634	$19,686	$91,977	$48,278	$29,100	$111,288	$-	$-	$305,963
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity					-
Payment Performance
Performing	$1,321	$3,755	$2,736	$1,843	$1,753	$9,089	$27,646	$287	$48,430
Nonperforming	-	-	-	-	-	53	66	76	195
Total	$1,321	$3,755	$2,736	$1,843	$1,753	$9,142	$27,712	$363	$48,625
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Payment Performance
Performing	$1,304	$1,363	$746	$461	$377	$2,823	$62,579	$2	$69,655
Nonperforming	-	6	4	-	12	865	-	-	887
Total	$1,304	$1,369	$750	$461	$389	$3,688	$62,579	$2	$70,542
Current period gross charge-offs	$-	$-	$21	$-	$-	$-	$16	$-	$37

Total					-
Payment Performance
Performing	$8,259	$24,804	$95,075	$49,836	$30,651	$121,982	$90,225	$289	$421,121
Nonperforming	-	6	388	746	591	2,136	66	76	4,009
Total	$8,259	$24,810	$95,463	$50,582	$31,242	$124,118	$90,291	$365	$425,130

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$19,082	$93,706	$47,774	$29,940	$18,923	$97,813	$-	$-	$307,238
Nonperforming	-	399	766	396	-	1,400	-	-	2,961
Total	$19,082	$94,105	$48,540	$30,336	$18,923	$99,213	$-	$-	$310,199
Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1
Home equity
Payment Performance
Performing	$3,877	$3,008	$1,886	$1,954	$2,462	$7,883	$28,219	$363	$49,652
Nonperforming	-	-	-	-	-	72	67	-	139
Total	$3,877	$3,008	$1,886	$1,954	$2,462	$7,955	$28,286	$363	$49,791
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,803	$979	$539	$477	$557	$2,988	$53,254	$5	$60,602
Nonperforming	-	21	-	-	-	693	-	-	714
Total	$1,803	$1,000	$539	$477	$557	$3,681	$53,254	$5	$61,316
Current period gross charge-offs	$-	$-	$-	$-	$1	$341	$23	$-	$365

Total
Payment Performance
Performing	$24,762	$97,693	$50,199	$32,371	$21,942	$108,684	$81,473	$368	$417,492
Nonperforming	-	420	766	396	-	2,165	67	-	3,814
Total	$24,762	$98,113	$50,965	$32,767	$21,942	$110,849	$81,540	$368	$421,306
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$1,823	$298	$1,729	$3,850	$302,113	$305,963	$-
Home Equity	106	41	195	342	48,283	48,625	76
Commercial	5,280	8,794	2,543	16,617	1,093,652	1,110,269	168
Agricultural	2,151	369	181	2,701	324,356	327,057	-
Construction	978	-	1,948	2,926	177,231	180,157	-
Consumer	147	21	887	1,055	69,487	70,542	16
Other commercial loans	345	1,715	1,871	3,931	126,920	130,851	25
Other agricultural loans	432	146	191	769	25,478	26,247	-
State and political subdivision loans	-	-	-	-	56,005	56,005	-
Total	$11,262	$11,384	$9,545	$32,191	$2,223,525	$2,255,716	$285

Loans considered non-accrual	$67	$1,920	$9,260	$11,247	$3,702	$14,949
Loans still accruing	11,195	9,464	285	20,944	2,219,823	2,240,767
Total	$11,262	$11,384	$9,545	$32,191	$2,223,525	$2,255,716

Index
December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$2,682	$360	$2,240	$5,282	$304,917	$310,199	$-
Home Equity	145	67	71	283	49,508	49,791	18
Commercial	1,151	245	1,380	2,776	1,090,111	1,092,887	404
Agricultural	72	-	1,440	1,512	313,290	314,802	75
Construction	4,407	388	2,357	7,152	188,674	195,826	-
Consumer	16	282	23	321	60,995	61,316	13
Other commercial loans	670	366	319	1,355	134,813	136,168	6
Other agricultural loans	108	362	-	470	30,203	30,673	-
State and political subdivision loans	-	-	-	-	57,174	57,174	-
Total	$9,251	$2,070	$7,830	$19,151	$2,229,685	$2,248,836	$516
Loans considered non-accrual	$199	$666	$7,314	$8,179	$4,008	$12,187
Loans still accruing	9,052	1,404	516	10,972	2,225,677	2,236,649
Total	$9,251	$2,070	$7,830	$19,151	$2,229,685	$2,248,836

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

There were no loan modifications made during the six months ended June 30, 2024, for borrowers experiencing financial difficulty.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2024 and December 31, 2023, included within other assets are $2,690,000 and $474,000, respectively, of foreclosed assets. As of June 30, 2024, included within the foreclosed assets are $131,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2024, the Company had initiated formal foreclosure proceedings on $521,000 of residential mortgage loans, the collateral properties which have not yet been transferred into foreclosed assets.

Index
Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,501	$(1,656)	$845	$2,457	$(1,502)	$955
Core deposit intangibles	4,713	(2,314)	2,399	4,713	(2,018)	2,695
Total amortized intangible assets	$7,214	$(3,970)	$3,244	$7,170	$(3,520)	$3,650
Unamortized intangible assets:
Goodwill	$85,758			$85,758
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). The Company based its projections of amortization expense shown below on existing asset balances at June 30, 2024. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended June 30, 2024 (actual)	$74	$147	$221
Six months ended June 30, 2024 (actual)	154	296	450
Three months ended June 30, 2023 (actual)	75	31	106
Six months ended June 30, 2023 (actual)	148	62	210
Estimate for year ending December 31,
Remaining 2024	137	268	405
2025	235	478	713
2026	184	395	579
2027	127	339	466
2028	80	284	364
Thereafter	82	635	717
Total	$845	$2,399	$3,244

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

Index
The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	Affected line item on the Consolidated Statement of Income
Service cost	$84	$77	$165	$155	Salary and Employee Benefits
Interest cost	106	110	211	220	Other Expenses
Expected return on plan assets	(195)	(197)	(395)	(394)	Other Expenses
Net amortization and deferral	14	7	16	14	Other Expenses
Net periodic benefit cost	$9	$(3)	$(3)	$(5)

The Bank does not expect to contribute to the Pension Plan during 2024.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of June 30, 2024, 106,633 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three and six months ended June 30, 2024:

	Three months		Six months
	Unvested Shares	Weighted Average Market Price	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	6,651	$72.04	6,707	$71.94
Granted	5,930	43.15	5,930	43.15
Vested	(2,361)	(69.75)	(2,417)	(69.52)
Outstanding, end of period	10,220	$55.81	10,220	$55.81

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $122,000 and $116,000 for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, compensation expense totaled $57,000 and $51,000, respectively. At June 30, 2024, the total compensation cost related to nonvested awards that had not yet been recognized was $571,000, which is expected to be recognized over the next three years.

Index
Note 8 – Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30, 2024
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of March 31, 2024	$(30,069)	$(970)	$4,419	$(26,620)
Other comprehensive income (loss) before reclassifications (net of tax)	911	-	263	1,174
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	11	(497)	(486)
Net current period other comprehensive income (loss)	911	11	(234)	688
Balance as of June 30, 2024	$(29,158)	$(959)	$4,185	$(25,932)

	Six months ended June 30, 2024
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2023	$(28,238)	$(972)	$4,299	$(24,911)
Other comprehensive income (loss) before reclassifications (net of tax)	(920)	-	887	(33)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	13	(1,001)	(988)
Net current period other comprehensive income (loss)	(920)	13	(114)	(1,021)
Balance as of June 30, 2024	$(29,158)	$(959)	$4,185	$(25,932)

	Three months ended June 30, 2023
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of March 31, 2023	$(30,422)	$(1,050)	$4,710	$(26,762)
Other comprehensive income (loss) before reclassifications (net of tax)	(4,736)	-	888	(3,848)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	39	5	(414)	(370)
Net current period other comprehensive income (loss)	(4,697)	5	474	(4,218)
Balance as of June 30, 2023	$(35,119)	$(1,045)	$5,184	$(30,980)

	Six months ended June 30, 2023
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2022	$(37,514)	$(1,056)	$5,429	$(33,141)
Other comprehensive income (loss) before reclassifications (net of tax)	2,356	-	529	2,885
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	39	11	(774)	(724)
Net current period other comprehensive income (loss)	2,395	11	(245)	2,161
Balance as of June 30, 2023	$(35,119)	$(1,045)	$5,184	$(30,980)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended June 30,
	2024	2023
Unrealized gains and losses on available for sale securities
	$-	$(51)	Available for sale securities losses, net
	-	12	Provision for income taxes
	$-	$(39)	Net of tax
Defined benefit pension items
	$(14)	$(7)	Other expenses
	3	2	Provision for income taxes
	$(11)	$(5)	Net of tax

Unrealized gain (loss) on interest rate swap	$630	$524	Interest expense
	(133)	(110)	Provision for income taxes
	$497	$414	Net of tax

Total reclassifications	$486	$370

Six Months Ended June 30,
	2024	2023
Unrealized gains and losses on available for sale securities
	$-	$(51)	Available for sale securities losses, net
	-	12	Provision for income taxes
	$-	$(39)	Net of tax
Defined benefit pension items
	$(16)	$(14)	Other expenses
	3	3	Provision for income taxes
	$(13)	$(11)	Net of tax

Unrealized gain (loss) on interest rate swap	$1,268	$980	Interest expense
	(267)	(206)	Provision for income taxes
	$1,001	$774	Net of tax

Total reclassifications	$988	$724

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

Index
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2024	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,570	$-	$-	$1,570
Available for sale securities:
U.S. Agency securities	-	55,833	-	55,833
U.S. Treasury securities	130,073	-	-	130,073
Obligations of state and political subdivisions	-	96,707	-	96,707
Corporate obligations	-	12,450	-	12,450
Mortgage-backed securities in government sponsored entities	-	107,598	-	107,598
Loans held for sale	-	14,227	-	14,227
Other Assets
Derivative instruments	-	12,617	494	13,111
Liabilities
Derivative instruments	-	(7,319)	-	(7,319)

December 31, 2023	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,938	$-	$-	$1,938
Available for sale securities:
U.S. Agency securities	-	60,771	-	60,771
U.S. Treasuries securities	143,288	-	-	143,288
Obligations of state and political subdivisions	-	101,787	-	101,787
Corporate obligations	-	12,403	-	12,403
Mortgage-backed securities in government sponsored entities	-	99,352	-	99,352
Loans held for sale	-	9,379	-	9,379
Other Assets
Derivative instruments	-	13,363	324	13,687
Liabilities
Derivative instruments	-	(7,922)	-	(7,922)

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and for the three months ended June 30, 2023 (in thousands):

IRLC- Asset
Balance: December 31, 2023	$324
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	170
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2024	$494
Change in unrealized (losses) for the period included in earnings for assets held as of June 30, 2024	$170

IRLC- Asset
Beginning Balance: March 31, 2024	$566
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(72)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2024	$494
Change in unrealized (losses) for the period included in earnings for assets held as of June 30, 2024	$(72)

IRLC- Asset
Balance acquired as part of the HVBC acquisition	$657
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(128)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2023	$529
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30, 2023	$(128)

At June 30, 2024 and December 31, 2023, the Company had classified as Level 3 $494,000 and $324,000, respectively, of net derivative assets and liabilities related to IRLC. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 77.00% to 99.66% at June 30, 2024.

Index
Significant unobservable inputs for assets measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2024	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$494	Discounted cash flows	Pull-through rates	77.00%-99.66%	89.06%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2023	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$324	Discounted cash flows	Pull-through rates	63.63%-94.24%	85.43%

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023 are included in the table below (in thousands):

June 30, 2024	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$1,742	$1,742
Other real estate owned	-	-	2,690	2,690

December 31, 2023	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$3,885	$3,885
Other real estate owned	-	-	97	97

•
Collateral–Dependent Loans (in accordance with ASC 326) – The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $148,000 and $396,000 at June 30, 2024 and December 31, 2023, respectively.

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

Quantitative Information about Level III Fair Value Measurements
June 30, 2024	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	$1,742	Appraised Collateral Values	Discount for time since appraisal	0-100%	52.60%
			Selling costs	8%-10%	8.49%
			Holding period	0 - 12 months	7.42 months

Other real estate owned	2,690	Appraised Collateral Values	Discount for time since appraisal	4.8-31.8%	29.93%

December 31, 2023	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	3,885	Appraised Collateral Values	Discount for time since appraisal	0-100%	29.32%
			Selling costs	8%-12%	10.20%
			Holding period	3 - 12 months	6.65 months

Other real estate owned	97	Appraised Collateral Values	Discount for time since appraisal	32%	32.00%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

June 30, 2024	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,820	$-	$-	$3,820
Net loans	2,232,919	2,146,574	-	-	2,146,574

Financial liabilities:
Deposits	2,273,095	2,266,614	1,788,429	-	478,185
Borrowed funds	334,829	318,729	-	-	318,729

December 31, 2023	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$4,070	$4,070	$-	$-	$4,070
Net loans	2,227,683	2,126,237	-	-	2,126,237

Financial liabilities:
Deposits	2,321,481	2,315,374	1,902,007	-	413,367
Borrowed funds	322,036	313,217	-	-	313,217

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

Introduction

The following is management’s discussion and analysis of the Company’s consolidated financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I and the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results you may expect for the full year.

The Company engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford, Lycoming and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. With the HVBC acquisition, we have expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branaches, four mortgage centers and one business banking facility. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 48 banking facilities, 39 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Williamsport,  Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square, Warrington, Plumsteadville, Philadelphia, two branches near the city of Lebanon and two branches in Huntington Valley. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. The mortgage centers acquired as part of the acquisition are located in Montgomeryville, PA, Huntington Valley, PA, Philadelphia, PA and Mount Laurel, NJ. The business banking facility is located in Philadelphia, PA. The Company has submitted to open a limited purpose banking office in Georgetown, Delaware and is awaiting regulatory authorization.

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

Competition

The banking industry in the Bank’s service areas continue to be extremely competitive for loans and deposits, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities. Competition in our north central Pennsylvania market has increased as a result of other financial institutions expanding looking to expand into new markets. With larger population centers in our central, south central and south east Pennsylvania markets, as well as in our Delaware market, we experience more competition to gather deposits and to make loans. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans, deposits and other financial services. Fintech and blockchain entities offering crypto services are also increasing competition for the Company’s financial services. The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of June 30, 2024 and December 31, 2023, the Trust Department had $174.7 million and $167.9 million of assets under management, respectively.

Index
Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such assets are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $329.4 million at December 31, 2023 to $368.4 million at June 30, 2024. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central, south central and south eastern Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $12,299,000 for the first six months of 2024 compared to $2,723,000 for last year’s comparable period, an increase of $9,576,000, or 351.7%, primarily due to the absence in the current period of one-time costs associated with the HVBC acquisition and the provision for credit losses. Basic earnings per share for the first six months of 2024 were $2.59, compared to $0.66 for last year’s comparable period, representing a 292.4% increase.  Annualized return on assets and return on equity for the six months of 2024 were 0.82% and 7.91%, respectively, compared with 0.23% and 2.22% for last year’s comparable period.

Net income for the three months ended June 30, 2024 was $5,275,000 compared to net loss of $4,144,000 in the comparable 2023 period, an increase of $9,419,000. Basic earnings (loss) per share for the three months ended June 30, 2024 were $1.11, compared to ($1.00) for last year’s comparable period, representing a 444.2% increase due to the absence in the current period of one-time costs associated with the acquisition and a decrease in the provision for credit losses. Annualized return on assets and return on equity for the quarter ended June 30, 2024 was 0.71% and 6.73%, respectively, compared with (0.68%) and (6.62%) for the same 2023 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first six months of 2024 was $42,258,000, an increase of $6,257,000, or 17.4%, compared to the same period in 2023.  For the first six months of 2024 the provision for credit losses was $2,787,000. The provision for the first six months of 2023 was $4,853,000, which included $4,591,000 for non-PCD loans acquired as part of the acquisition. Excluding the $4,591,000 related to the acquisition, the provision for credit losses increased $2,525,000. Consequently, net interest income after the provision for credit losses was $39,471,000 in the first six months of 2024 compared to $31,148,000 during the first six months of 2023.

For the three months ended June 30, 2024, net interest income was $21,300,000 compared to $17,921,000, an increase of $3,379,000, or 18.9%, over the comparable period in 2023. The provision for credit losses in the second quarter of 2024 was $2,002,000 compared to $4,853,000 in 2023, which included $4,591,000 for non-PCD loans acquired as part of the acquisition. Excluding the $4,591,000 related to the acquisition, the provision for credit losses increased $1,740,000. Consequently, net interest income after the provision for credit losses was $19,298,000 for the quarter ended June 30, 2024 compared to $13,068,000 in 2023.

Index
The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and six months ended June 30, 2024 and 2023 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates
	Six Months Ended
	June 30, 2024			June 30, 2023
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	30,119	445	2.97	16,395	108	1.33
Total short-term investments	30,119	445	2.97	16,395	108	1.33
Interest bearing time deposits at banks	3,937	60	3.06	6,028	90	3.00
Investment securities:
Taxable	359,142	4,078	2.27	384,453	3,864	2.01
Tax-exempt (3)	106,438	1,332	2.50	117,025	1,505	2.57
Total investment securities	465,580	5,410	2.32	501,478	5,369	2.14
Loans (2)(3)(4):
Residential mortgage loans	358,472	10,291	5.77	224,059	5,872	5.28
Construction	187,001	6,858	7.38	88,048	2,492	5.71
Commercial Loans	1,243,546	39,674	6.42	959,221	26,097	5.49
Agricultural Loans	345,287	8,887	5.18	344,882	8,474	4.95
Loans to state & political subdivisions	56,469	1,106	3.94	59,860	1,125	3.79
Other loans	89,472	3,599	8.09	79,199	2,828	7.20
Loans, net of discount	2,280,247	70,415	6.21	1,755,269	46,888	5.39
Total interest-earning assets	2,779,883	76,330	5.52	2,279,170	52,455	4.64
Cash and due from banks	9,511			7,716
Bank premises and equipment	21,171			18,292
Other assets	181,792			96,542
Total non-interest earning assets	212,474			122,550
Total assets	2,992,357			2,401,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	783,055	9,999	2.57	527,960	3,584	1.37
Savings accounts	300,704	778	0.52	317,063	471	0.30
Money market accounts	381,209	5,765	3.04	325,841	3,121	1.93
Certificates of deposit	439,995	8,434	3.86	281,482	2,243	1.61
Total interest-bearing deposits	1,904,963	24,976	2.64	1,452,346	9,419	1.31
Other borrowed funds	350,354	8,601	4.94	303,344	6,497	4.32
Total interest-bearing liabilities	2,255,317	33,577	2.99	1,755,690	15,916	1.83
Demand deposits	376,632			386,104
Other liabilities	49,266			15,157
Total non-interest-bearing liabilities	425,898			401,261
Stockholders’ equity	311,142			244,769
Total liabilities & stockholders’ equity	2,992,357			2,401,720
Net interest income		42,753			36,539
Net interest spread (5)			2.53%			2.81%
Net interest income as a percentage of average interest-earning assets			3.09%			3.23%
Ratio of interest-earning assets to interest-bearing liabilities			123%			130%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
	Analysis of Average Balances and Interest Rates
	Three Months Ended
	June 30, 2024			June 30, 2023
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	18,353	232	5.11	18,193	82	1.79
Total short-term investments	18,353	232	5.11	18,193	82	1.79
Interest bearing time deposits at banks	3,820	30	3.16	6,000	45	2.99
Investment securities:
Taxable	355,321	2,053	2.31	388,327	1,994	2.05
Tax-exempt (3)	105,379	658	2.50	113,674	725	2.55
Total investment securities	460,700	2,711	2.35	502,001	2,719	2.17
Loans (2)(3)(4):
Residential mortgage loans	358,448	5,232	5.87	236,167	3,168	5.39
Construction	184,103	3,367	7.36	90,635	1,353	5.99
Commercial Loans	1,251,484	20,154	6.48	983,666	13,772	5.62
Agricultural Loans	346,107	4,482	5.21	345,467	4,221	4.90
Loans to state & political subdivisions	56,290	556	3.97	60,395	582	3.87
Other loans	68,805	1,383	8.08	60,770	1,136	7.50
Loans, net of discount	2,265,237	35,174	6.25	1,777,100	24,232	5.47
Total interest-earning assets	2,748,110	38,147	5.58	2,303,294	27,078	4.72
Cash and due from banks	9,199			8,386
Bank premises and equipment	21,053			18,960
Other assets	195,528			102,155
Total non-interest earning assets	225,780			129,501
Total assets	2,973,890			2,432,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	766,142	4,776	2.51	545,527	2,067	1.52
Savings accounts	299,318	391	0.53	314,745	265	0.34
Money market accounts	381,377	2,972	3.13	330,453	1,847	2.24
Certificates of deposit	457,570	4,516	3.97	283,694	1,301	1.84
Total interest-bearing deposits	1,904,407	12,655	2.67	1,474,419	5,480	1.49
Other borrowed funds	324,736	3,947	4.89	307,523	3,409	4.45
Total interest-bearing liabilities	2,229,143	16,602	3.00	1,781,942	8,889	2.00
Demand deposits	382,312			397,084
Other liabilities	49,051			3,379
Total non-interest-bearing liabilities	431,363			400,463
Stockholders’ equity	313,384			250,390
Total liabilities & stockholders’ equity	2,973,890			2,432,795
Net interest income		21,545			18,189
Net interest spread (5)			2.58%			2.71%
Net interest income as a percentage of average interest-earning assets			3.15%			3.17%
Ratio of interest-earning assets to interest-bearing liabilities			123%			129%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-GAAP) for proper comparison using a federal statutory income tax rate of 21% for the three and six months ended June 30, 2024 and 2023.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended June 30, 2024 and 2023 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2024	2023	2024	2023
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$2,835	$2,693	$5,635	$5,251
Tax equivalent adjustment	138	153	280	316
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$2,973	$2,846	$5,915	$5,567

Interest and fees on loans (non-tax adjusted)	$35,067	$24,117	$70,200	$46,666
Tax equivalent adjustment	107	115	215	222
Interest and fees on loans (tax equivalent basis)	$35,174	$24,232	$70,415	$46,888

Total interest income	$37,902	$26,810	$75,835	$51,917
Total interest expense	16,602	8,889	33,577	15,916
Net interest income	21,300	17,921	42,258	36,001
Total tax equivalent adjustment	245	268	495	538
Net interest income (tax equivalent basis)	$21,545	$18,189	$42,753	$36,539

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2024 vs 2023 (1)			Six months ended June 30, 2024 vs 2023 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$-	$150	$150	$137	$200	$337
Interest bearing time deposits at banks	(18)	3	(15)	(32)	2	(30)
Investment securities:
Taxable	(125)	184	59	(219)	433	214
Tax-exempt	(52)	(15)	(67)	(133)	(40)	(173)
Total investments	(177)	169	(8)	(352)	393	41
Loans:
Residential mortgage loans	1,754	310	2,064	3,831	588	4,419
Construction	1,648	366	2,014	3,467	899	4,366
Commercial Loans	4,069	2,313	6,382	8,665	4,912	13,577
Agricultural Loans	(4)	265	261	34	379	413
Loans to state & political subdivisions	(43)	17	(26)	(69)	50	(19)
Other loans	154	93	247	399	372	771
Total loans, net of discount	7,578	3,364	10,942	16,327	7,200	23,527
Total Interest Income	7,383	3,686	11,069	16,080	7,795	23,875
Interest Expense:
Interest-bearing deposits:
NOW accounts	1,036	1,673	2,709	2,287	4,128	6,415
Savings accounts	(13)	139	126	(22)	329	307
Money Market accounts	310	815	1,125	610	2,034	2,644
Certificates of deposit	1,111	2,104	3,215	1,783	4,408	6,191
Total interest-bearing deposits	2,444	4,731	7,175	4,658	10,899	15,557
Other borrowed funds	187	351	538	1,103	1,001	2,104
Total interest expense	2,631	5,082	7,713	5,761	11,900	17,661
Net interest income	$4,752	$(1,396)	$3,356	$10,319	$(4,105)	$6,214

(1)
The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $36,539,000 for the six month period ended June 30, 2023 to $42,753,000 for the six month period ended June 30, 2024, an increase of $6,214,000. The acquisition of HVBC had a substantial impact on the increase. The tax equivalent net interest margin decreased from 3.23% for the first six months of 2023 to 3.09% for the comparable period in 2024. The decrease is primarily caused by the increase in the cost of interest-bearing liabilities due to higher market interest rates in 2024 compared to 2023.

Total tax equivalent interest income for the 2024 six month period increased $23,875,000 as compared to the 2023 six month period. This increase was a result of an increase of $16,080,000 due to a change in volume as average interest-bearing assets increased $500.7 million. As a result of the higher market interest rate environment, the yield on average interest earning assets increased 0.88% from 4.64% to 5.52% resulting in an increase in interest income of $7,795,000.

Index
Tax equivalent investment income for the six months ended June 30, 2024 increased $41,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 18 basis points to 2.32%.

•
The average balance of taxable securities decreased $25.3 million, which resulted in a decrease in investment income of $219,000. The yield on taxable securities increased 26 basis points from 2.01% to 2.27% as a result of lower yielding securities maturing. This resulted in an increase in investment income of $433,000.

•
The average balance of tax-exempt securities decreased $10.6 million, which resulted in a decrease in investment income of $133,000. The yield on taxable securities decreased 7 basis points from 2.57% to 2.50%. This resulted in a decrease in investment income of $40,000. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $23,527,000 for the six months ended June 30, 2024 compared to the same period last year, as a result of higher volume and yields.

•
Interest income on residential mortgage loans increased $4,419,000. The change due to rate was an increase of $588,000 as the average yield on residential mortgages increased from 5.28% to 5.77% as a result of the higher interest rate environment during the second half of 2023 and all of 2024. The average balance of residential mortgage loans increased $134.4 million primarily due to the HVBC acquisition and additional organic growth. This resulted in an increase of $3,831,000 on total interest income due to volume.

•
The average balance of construction loans increased $99.0 million as a result of projects in our Delaware market and the southeast Pennsylvania market as part of the HVBC acquisition. This resulted in an increase of $3,467,000 on total interest income due to volume. The change due to rate was an increase of $899,000 as the average yield on construction loans increased from 5.71% to 7.38% as a result of the higher interest rate environment during the second half of 2023 and all of 2024.

•
The average balance of commercial loans increased $284.3 million from a year ago. The growth was primarily attributable to the HVCB acquisition. This had a positive impact of $8,665,000 on total interest income due to volume. The yield increased 0.93% to 6.42% as a result of the higher rate environment during the second half of 2023 and all of 2024, which increased loan interest income $4,912,000.

•
Interest income on agricultural loans increased $413,000 from 2023 to 2024. The yield increased 23 basis points to 5.18% as a result of the higher rate environment during the second half of 2023 and all of 2024, which increased loan interest income $379,000.

•
The average balance of other loans increased $10.3 million as a result of outstanding student loans. This resulted in an increase of $399,000 on total interest income due to volume. The average yield of other loans increased 89 basis points to 8.09% due to the higher rate environment resulting in an increase in income of $372,000.

Total interest expense increased $17,661,000 for the six months ended June 30, 2024 compared with the comparative period last year as a result of an increase in the volume of interest-bearing liabilities and an increase in rate on interest-bearing liabilities. Interest expense increased $5,761,000 due to volume as a result of an increase in interest bearing liabilities of $499.6 million. The average rate paid on interest-bearing liabilities increased from 1.83% to 2.99%. The increase was driven by the Federal Reserve interest rate increases in 2022 and 2023, which caused interest expense to increase $11,900,000.

•
The average balance of interest bearing deposits increased $452.6 million from June 30, 2023 to June 30, 2024. The increase was due to the HVBC acquisition. The effect of these volume changes was an increase in interest expense of $4,658,000. The average rate paid on interest bearing deposits was 2.64% for the first six months of 2024 and 1.31% for the comparable period in 2023. This resulted in an increase in interest expense of $10,899,000. The increase was due to the Federal Reserve increasing interest rates during 2022 and 2023.

Index
•
The average balance of other borrowed funds increased $47.0 million. This resulted in an increase in interest expense of $1,103,000. There was an increase in the average rate paid on other borrowed funds from 4.32% to 4.94% due to the interest rate increases by the Federal Reserve that increased borrowings costs resulting in an increase in interest expense of $1,001,000.

Tax equivalent net interest income for the three months ended June 30, 2024 was $21,545,000 which compares to $18,189,000 for the same period last year.  This represents an increase of $3,356,000, or 18.5% and was primarily caused by an increase in the volume of interest earning assets due to the HVBC acquisition.

Total tax equivalent interest income was $38,147,000 for the three month period ended June 30, 2024, compared to $27,078,000 for the comparable period last year, an increase of $11,069,000. This increase was a result of an increase of $7,383,000 due to a change in volume as average interest-bearing assets increased $444.8 million due to the HVBC acquisition. As a result of the higher market interest rate environment, the yield on average interest earning assets increased 86 basis points from 4.72% to 5.58% resulting in an increase in interest income of $3,686,000.

Total loan interest income increased $11,069,000 for the three months ended June 30, 2024 compared to the same period last year, primarily as a result of the HVBC acquisition.

•
Interest income on residential mortgage loans increased $2,064,000. The change due to rate was an increase of $310,000 as the average yield on residential mortgages increased from 5.39% to 5.87% as a result of the higher rate environment during the second half of 2023 and all of 2024.  The average balance of residential mortgage loans increased $122.3 million primarily as a result of the HVBC acquisition. This resulted in an increase of $1,754,000 on total interest income due to volume.

•
The average balance of construction loans increased $93.5 million primarily as a result of the HVBC acquisition and the projects in our southeastern Pennsylvania market. This resulted in an increase of $1,648,000 on total interest income due to volume. The change due to rate was an increase of $366,000 as the average yield on construction loans increased from 5.99% to 7.39% as a result of the higher rate environment.

•
The average balance of commercial loans increased $267.8 million from a year ago. The growth was primarily attributable to growth in the Delaware market and the HVBC acquisition. This had a positive impact of $4,069,000 on total interest income due to volume. The yield increased 86 basis points to 6.48% due to the higher rate environment experienced during the second half of 2023 and all of 2024, which increased loan interest income $2,313,000.

•	The average yield of agricultural loans increased 31 basis points to 5.21% due to the higher rate environment resulting in an increase in income of $265,000.

•
The average balance of other loans increased $8.0 million as a result of outstanding student loans. This resulted in an increase of $154,000 on total interest income due to volume. The average yield on other loans increased 58 basis points to 8.08% due to the rate earned on the student loans, resulting in an increase in interest income of $93,000.

Total interest expense increased $7,713,000 for the three months ended June 30, 2024 compared with the comparative period last year as a result of an increase in the volume of interest-bearing liabilities and an increase in rate on interest-bearing liabilities. Interest expense increased $2,631,000 due to volume as a result of an increase in interest bearing liabilities of $447.2 million. The average rate paid on interest-bearing liabilities increased from 2.00% to 3.00%. The increase was driven by the Federal Reserve interest rate increases in 2022 and 2023, which caused interest expenses to increase $5,082,000.

Index
•
The average balance of interest bearing deposits increased $429.9 million from June 30, 2023 to June 30, 2024 primarily due to the HVBC acquisition, which was offset by customer funds transferred to higher-yielding investment alternatives as well as a reduction in municipal deposits to fund projects in various municipalities. The effect of these volume changes was an increase in interest expense of $2,444,000. The average rate paid on interest bearing deposits was 2.67% for the three months ended June 30 2024 and 1.49% for the comparable period in 2023. This resulted in an increase in interest expense of $4,731,000. The increase was due to the Federal Reserve increasing interest rates during 2022 and 2023.

•
The average balance of other borrowed funds increased $17.2 million from borrowings acquired as part of the HVBC acquisition. This resulted in an increase in interest expense of $187,000. There was an increase in the average rate paid on other borrowed funds from 4.45% to 4.89% due to the interest rate increases by the Federal Reserve that increased borrowings costs resulting in an increase in interest expense of $351,000.

Provision for Credit Losses

For the six month period ended June 30, 2024, we recorded a provision for credit losses of $2,787,000, which represents a decrease of $2,066,000 from the $4,853,000 provision recorded in the corresponding six months of last year. The provision for 2023 includes $4,591,000 associated with the HVBC acquisition and $162,000 as a provision for off-balance sheet items, which is also primarily attributable to the HVBC acquisition. Excluding these items, the provision for 2024 is $2,687,000 more than the comparable period in 2023 and is due to an increase in non-performing other commercial loans that were originated by HVBC that subsequent to the acquisition have deteriorated. The provision in 2024 is also higher due to an increase in past due loans, the vast majority of which were acquired as part of the HVBC acquisition, and an increase in classified loans. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

For the three months ended June 30, 2024, we recorded a provision for credit losses of $2,002,000, which represents a decrease of $2,851,000 from the $4,853,000 provision recorded in the corresponding three months of last year. The provision for 2023 includes $4,591,000 associated with the HVBC acquisition and $162,000 as a provision for off-balance sheet items, which is also primarily attributable to the HVBC acquisition. Excluding these items, the provision for 2024 is $1,902,000 more than the comparable period in 2023 and is due to an increase in non-performing other commercial loans that were originated by HVBC that subsequent to the acquisition have deteriorated. The provision in 2024 is also higher due to an increase in past due loans, the vast majority of which were acquired as part of the HVBC acquisition, and an increase in classified loans.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six  months ended June 30, 2024 and 2023 (dollars in thousands):

	Six months ended June 30,		Change
	2024	2023	Amount	%
Service charges	$2,757	$2,504	$253	10.1
Trust	445	411	34	8.3
Brokerage and insurance	1,228	956	272	28.5
Gains on loans sold	896	214	682	318.7
Equity security losses, net	(32)	(292)	260	(89.0)
Available for sale security losses, net	-	(51)	51	(100.0)
Gain on sale of Braavo division	1,102	-	1,102	NA
Earnings on bank owned life insurance	996	452	544	120.4
Other	915	260	655	251.9
Total	$8,307	$4,454	$3,853	86.5

Index
	Three months ended June 30,		Change
	2024	2023	Amount	%
Service charges	$1,385	$1,293	$92	7.1
Trust	201	181	20	11.0
Brokerage and insurance	563	442	121	27.4
Gains on loans sold	479	169	310	183.4
Equity security losses, net	(87)	(74)	(13)	17.6
Available for sale security losses, net	-	(51)	51	(100.0)
Gain on sale of Braavo division	-	-	-	NA
Earnings on bank owned life insurance	328	234	94	40.2
Other	467	86	381	443.0
Total	$3,336	$2,280	$1,056	46.3

Non-interest income for the six months ended June 30, 2024 totaled $8,307,000, an increase of $3,853,000 when compared to the same period in 2023. For the three months ended June 30, 2024, non-interest income increased $1,056,000 to $3,336,000.  During the first six months of 2024, net equity security losses amounted to $32,000 as a result of market losses associated with general banking stock losses compared with a $292,000 loss in the comparable 2023 period associated with market conditions for that period. There were no sales of available for sale securities  during the first six months of 2024. During the six months ended June 30, 2023, there were $51,000 of losses from the sale of $10.0 million available for sale municipal securities. Additionally, $76.5 million of securities obtained as part of the acquisition were sold for no gain or loss during the second quarter of 2023.

The increase in gains on loans sold for the three and six month periods ended June 30, 2024 compared to 2023 is attributable the HVBC acquisition and their residential lending model, which focused on originating and selling residential mortgage loans, which includes the use of interest rate locks and other derivative activities, which is included in other income. The increase in earnings on bank owned life insurance is due to the HVBC acquisition, as well as the death benefits  received upon the passing of a former employee. During the first quarter of 2024, the Company completed the sale of certain assets acquired as part of the HVB acquisition, which included loans and accrued interest, and software, as well as transferring certain contracts, processes and employees of a division internally known as Braavo. The proceeds from the sale totaled approximately $7.2 million and generated a pre-tax gain of approximately $1.1 million.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six months ended June 30,		Change
	2024	2023	Amount	%
Salaries and employee benefits	$19,907	$15,593	$4,314	27.7
Occupancy	2,590	1,649	941	57.1
Furniture and equipment	531	313	218	69.6
Professional fees	1,401	768	633	82.4
FDIC insurance	1,034	625	409	65.4
Pennsylvania shares tax	640	596	44	7.4
Amortization of intangibles	296	62	234	377.4
Merger and acquisition	-	8,646	(8,646)	(100.0)
Software expenses	1,008	723	285	39.4
ORE expenses	162	15	147	980.0
Other	5,320	3,468	1,852	53.4
Total	$32,889	$32,458	$431	1.3

Index
	Three months ended June 30,		Change
	2024	2023	Amount	%
Salaries and employee benefits	$9,617	$7,916	$1,701	21.5
Occupancy	1,266	814	452	55.5
Furniture and equipment	295	162	133	82.1
Professional fees	698	387	311	80.4
FDIC insurance	509	325	184	56.6
Pennsylvania shares tax	330	298	32	10.7
Amortization of intangibles	147	31	116	374.2
Merger and acquisition	-	8,402	(8,402)	(100.0)
Software expenses	494	372	122	32.8
ORE expenses (recovery)	175	(11)	186	(1,690.9)
Other	2,715	1,984	731	36.8
Total	$16,246	$20,680	$(4,434)	(21.4)

Non-interest expenses increased $431,000 for the six months ended June 30, 2024 compared to the same period in 2023. Salaries and employee benefits increased $4,314,000 or 27.7%. The increase was due to merit increases effective at the beginning of 2024, additional full time equivalent employees (FTE) of 78.6, which is an increase of 25.1%, and an increase in health care expenses due to higher claims on the Company’s partially self-funded plan and the additional headcount.

The decrease in merger and acquisition expenses was due to the absence in the current period of fees associated with the acquisition of HVB that closed in June 2023 and includes severance costs, change in control payments, contract termination payments and various professional and consulting fees. The increase in occupancy, furniture and fixtures, amortization of intangibles, and software expenses was due to the HVBC acquisition. The increase in FDIC insurance is due to the acquisition and organic growth. Other expenses increased primarily due to the acquisition, with increases experienced in subscriptions, marketing and advertising, postage, printing, data communication expenses and FHLB letter of credit fees. Independent of the acquisition, other expenses increased due to insurance reimbursement received in 2023 to cover amounts previously charged-off.

For the three months ended June 30, 2024, non-interest expenses decreased $4,434,000 when compared to the same period in 2023. The changes in salaries and employee benefits, merger and acquisition expenses, occupancy, furniture and equipment, FDIC insurance, amortization of intangibles, software expenses and other expenses correspond to the changes for the six month period.

Provision for Income Taxes

The provision for income taxes was $2,590,000 for the six month period ended June 30, 2024 compared to $421,000 for the same period in 2023. The increase is primarily attributable to the increase in income before the provision for income taxes of $11,745,000 for the comparable periods due to the one-time costs associated with the HVBC acquisition.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 17.4% and 13.4% for the first six months of 2024 and 2023, respectively, compared to the statutory rate of 21%.

For the three months ended June 30, 2024, the provision for income taxes was $1,113,000 compared to a benefit of $1,188,000 for the same period in 2023. The increase is attributable to the increase in income before the provision for income taxes of $11,720,000 for the comparable periods due to the one-time acquisition costs. Our effective tax rate was 17.4% and (22.3)% for the three months ended June 30, 2024 and 2023, respectively.

We are invested in seven limited partnerships that have established low-income housing projects in our market areas, with our most recent investments made in the second half of 2022. Three projects are currently in construction phase with credits being recognized on two of the projects for the first time in 2023 with the expectation that the remaining one will generate credits in the second half of 2024. The remaining four partnership credits are fully utilized as of December 31, 2023. We anticipate recognizing an aggregate of $8.2 million of tax credits over the next 12 years.

Index
Financial Condition

Total assets were $2.95 billion at June 30, 2024, a decrease of $27.8 million from $2.98 billion at December 31, 2023, due primarily to decreases in cash and investments securities. Cash and cash equivalents decreased $14.4 million to $38.4 million. Available for sale securities decreased $14.9 million. Total deposits decreased $48.4 million to $2.27 billion since year-end 2023, while borrowed funds increased $12.8 million to $283.6 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $38.4 million at June 30, 2024 compared to $52.8 million at December 31, 2023. The decrease is due to a decrease in the cash held at the Federal Reserve.  Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$55,833	13.8	$60,771	14.5
U. S. Treasury notes	130,073	32.2	143,288	34.1
Obligations of state & political subdivisions	96,707	23.9	101,787	24.3
Corporate obligations	12,450	3.1	12,403	3.0
Mortgage-backed securities in government sponsored entities	107,598	26.6	99,352	23.6
Equity securities	1,570	0.4	1,938	0.5
Total	$404,231	100.0	$419,539	100.0

	June 30, 2024/
	December 31, 2023
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(4,938)	(8.1)
U. S. Treasury notes	(13,215)	(9.2)
Obligations of state & political subdivisions	(5,080)	(5.0)
Corporate obligations	47	0.4
Mortgage-backed securities in government sponsored entities	8,246	8.3
Equity securities	(368)	(19.0)
Total	$(15,308)	(3.6)

Our investment portfolio decreased by $15.3 million, or 3.6%, from December 31, 2023 to June 30, 2024. During 2024, we purchased $14.0 million of mortgage-backed securities in U.S government sponsored entities. We experienced $5.6 million of principal repayments and $21.5 million of calls and maturities. As a result of increases in market interest rates, the unrealized loss on available for sale investment portfolio increased $1.2 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ended June 30, 2024 yielded 2.32%, compared to 2.14% in the comparable period in 2023, on a tax equivalent basis.

Index
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

Loans Held for Sale

Loans held for sale increased $4.8 million to $14.2 million as of June 30, 2024 from December 31, 2023 due to the second quarter typically being more active for residential home sales than the fourth quarter.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,		December 31,
	2024		2023
	Amount	%	Amount	%
Real estate:
Residential	$354,588	15.7	$359,990	16.0
Commercial	1,110,269	49.2	1,092,887	48.6
Agricultural	327,057	14.5	314,802	14.0
Construction	180,157	8.0	195,826	8.7
Consumer	70,542	3.1	61,316	2.7
Other commercial loans	130,851	5.8	136,168	6.1
Other agricultural loans	26,247	1.2	30,673	1.4
State & political subdivision loans	56,005	2.5	57,174	2.5
Total loans	2,255,716	100.0	2,248,836	100.0
Less allowance for credit losses	22,797		21,153
Net loans	$2,232,919		$2,227,683

	June 30, 2024/
	December 31, 2023
	Change
	Amount	%
Real estate:
Residential	$(5,402)	(1.5)
Commercial	17,382	1.6
Agricultural	12,255	3.9
Construction	(15,669)	(8.0)
Consumer	9,226	15.0
Other commercial loans	(5,317)	(3.9)
Other agricultural loans	(4,426)	(14.4)
State & political subdivision loans	(1,169)	(2.0)
Total loans	$6,880	0.3

Index
Lending efforts have historically been focused in north central Pennsylvania, the south central Pennsylvania counties of Lebanon, Schuylkill, Berks and Lancaster, the central Pennsylvania counties of Clinton and Centre, and southern New York. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. Since the MidCoast acquisition, we have opened two additional branches in the Delaware market to better serve customers in the Wilmington market, as well as the surrounding area of Chester County, Pennsylvania. In June 2023, we completed the HVBC acquisition, which expanded our markets into south east Pennsylvania, including the counties of Montgomery, Bucks and Philadelphia. It also includes a Mortgage production office in Mount Laurel, New Jersey. In the fourth quarter of 2023, we opened an office in Williamsport, Pennsylvania, to further our efforts in central Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

Loan activity in the first half of 2024 has been limited. The decrease in construction loans was due to the underlying projects being completed and transferred to the commercial and agricultural real estate portfolios. As part of the Braavo sale, we sold $6.1 million of other commercial loans. Due to timing, student loans increased in the first half of 2024 resulting in an increase in consumer loans.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of June 30, 2024, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 305.2% of consolidated risk based capital. Construction, land and land development loans represented 64.4% of consolidated risk based capital. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios. The Company continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans.

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

Allowance for Credit Losses - Loans

The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $22,797,000 or 1.01% of total loans as of June 30, 2024 as compared to $21,153,000 or 0.94% of loans as of December 31, 2023. The $1,644,000 increase is a result of a $2,986,000 provision for credit losses – loans less net charge-offs of $1,342,000. Net charge-offs for 2024 are driven by loans acquired as part of the HVBC acquisition due to collateral issues. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,		December 31
	2024		2023
	Amount	%	Amount	%
Real estate loans:
Residential	$2,355	15.7	$2,354	16.0
Commercial	10,283	49.2	9,178	48.6
Agricultural	3,770	14.5	3,264	14.0
Construction	1,627	8.0	1,950	8.7
Consumer	1,211	3.1	1,496	2.7
Other commercial loans	3,256	5.8	2,229	6.1
Other agricultural loans	206	1.2	270	1.4
State & political subdivision loans	63	2.5	45	2.5
Unallocated	26	N/A	367	N/A
Total allowance for credit losses	$22,797	100.0	$21,153	100.0

The following table provides information related to credit loss experience and loan quality for the six months ended June 30, 2024 and the year ended December 31, 2023 (dollars in thousands).

June 30, 2024	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$1	$-	$358,472	0.00%	0.66%	0.86%	77.31%
Commercial	1,105	-	1,108,819	0.00%	0.93%	0.23%	407.41%
Agricultural	506	-	319,444	0.00%	1.15%	0.77%	149.66%
Construction	(323)	-	187,001	0.00%	0.90%	1.08%	83.52%
Consumer	(258)	(27)	89,472	(0.03%)	1.72%	1.23%	139.04%
Other commercial loans	2,342	(1,315)	134,727	(0.98%)	2.49%	2.77%	89.70%
Other agricultural loans	(64)	-	25,843	0.00%	0.78%	1.57%	50.12%
State & political subdivision loans	18	-	56,469	0.00%	0.11%	0.00%	NA
Unallocated	(341)	-	-	NA	NA	NA	NA
Total	$2,986	$(1,342)	$2,280,247	(0.06%)	1.01%	0.66%	152.50%

Index
December 31, 2023	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$1,112	$(1)	$290,971	0.00%	0.65%	0.86%	76.38%
Commercial	2,089	-	986,188	0.00%	0.84%	0.10%	808.63%
Agricultural	(217)	-	312,423	0.00%	1.04%	0.85%	122.25%
Construction	1,252	-	135,315	0.00%	1.00%	1.20%	82.73%
Consumer	(31)	(325)	94,519	(0.34%)	2.44%	1.14%	213.41%
Other commercial loans	1,643	(954)	95,300	(1.00%)	1.64%	1.29%	127.37%
Other agricultural loans	-	-	30,557	0.00%	0.88%	1.60%	54.88%
State & political subdivision loans	3	-	59,308	0.00%	0.08%	0.00%	NA
Unallocated	(359)	-	-	NA	NA	NA	NA
Total	$5,492	$(1,280)	$2,004,581	(0.06%)	0.94%	0.54%	173.57%

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of June 30, 2024. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, credit loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Credit Losses - Loans” to the consolidated financial statements.

Index
The following table is a summary of our non-performing assets as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,
(dollars in thousands)	2024	2023
Non-performing loans:
Non-accruing loans	$14,949	$12,187
Accrual loans - 90 days or more past due	285	516
Total non-performing loans	15,234	12,703
Foreclosed assets held for sale	2,690	474
Total non-performing assets	$17,924	$13,177

The increase in foreclosed assets held for sale is primarily due to a commercial construction loan that was foreclosed on during the second quarter of 2024.

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2023 to June 30, 2024 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	June 30, 2024				December 31, 2023
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$2,069	$76	$3,046	$3,122	$3,061	$18	$3,082	$3,100
Commercial	14,073	168	2,524	2,692	1,396	404	1,135	1,539
Agricultural	2,521	-	2,519	2,519	73	75	2,670	2,745
Construction	978	-	1,948	1,948	4,795	-	2,357	2,357
Consumer	168	16	871	887	298	13	701	714
Other commercial loans	399	25	3,630	3,655	826	6	1,750	1,756
Other agricultural loans	451	-	411	411	7	-	492	492
Total nonperforming loans	$20,659	$285	$14,949	$15,234	$10,456	$516	$12,187	$12,703
	Change in Non-Performing Loans
	June 30, 2024 /December 31, 2023
(in thousands)	Amount	%
Real estate:
Residential	$22	0.7
Commercial	1,153	74.9
Agricultural	(226)	(8.2)
Construction	(409)	(17.4)
Consumer	173	24.2
Other commercial loans	1,899	108.1
Other agricultural loans	(81)	(16.5)
Total nonperforming loans	$2,531	19.9

Index
Nonperforming loans increased $2.5 million during 2024. During the first half of 2024, the Bank placed one large commercial relationship, one large construction relationship and numerous other commercial loans on non-accrual status, while also foreclosing on one construction loan that was transferred to foreclosed assets held for sale, which accounts for the majority of the change in non-performing loans since year-end. At  June 30, 2024, approximately 52.3% of the Bank’s non-performing loans are associated with the following six customer relationships:

•
A commercial loan relationship with $580,000 outstanding, and additional letters of credit of $1.2 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of June 30, 2024. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2020, the Company had the underlying equipment collateral appraised and in the first quarter of 2022, the Company had the quarry appraised. The appraisals indicated a decrease in collateral values compared to the appraisal ordered for the loan origination, however, the loan was still considered well secured on a loan to value basis at June 30, 2024. In 2022 and 2023, the customer liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of June 30, 2024.

•
An agricultural loan customer with a total loan relationship of $1.4 million, secured by real estate, equipment and cattle, was on non-accrual status as of June 30, 2024. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continued through 2023. The customer did miss a portion of required payments in 2023, however, in January 2024 the customer modified the bankruptcy plan to account for these missed payments.  Included within these loans to this customer are loans which are subject to Farm Service Agency guarantees in excess of $700,000. Depressed milk prices created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of June 30, 2024.

•
An agricultural loan customer with a total loan relationship of $1.1 million, secured by real estate was on non-accrual status as of June 30, 2024. The customer filed bankruptcy in the first quarter of 2023 with the plan approved in the second quarter of 2024. The first payment under the plan was received in the second quarter of 2024. We expect that we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised.  Management reviewed the collateral and determined that no specific reserve was required as of June 30, 2024.

•
A commercial construction loan customer with a total loan relationship of $1.9 million, secured by partially  developed real estate, was on non-accrual status as of June 30, 2024. The customer has experienced delays in developing the real estate for resale resulting in financing difficulties. Management reviewed the collateral and determined that no specific reserve was required as of June 30, 2024.

•
A commercial and residential real estate customer with a total relationship of $1.2 million secured by a restaurant and residence was on non-accrual status as of June 30, 2024. The customer has experienced a slow-down in business at the restaurant as well as higher operating costs creating cashflow difficulties. Management reviewed the collateral and determined that a specific reserve of $80,000 was required as of June 30, 2024.

•
A commercial loan relationship with $1.7 millin outstanding secured by residential and commercial real estate, a car collection and gun collection was on non-accrual status as of June 30, 2024. The Company lost a contract and has gone out of business. We expect that we will need to rely upon the collateral for repayment of interest and principal. Management determined that no specific reserve was required as of June 30, 2024.

Management believes that the allowance for credit losses - loans at June 30, 2024 was adequate at that date, which was based on the following factors:

•	Six loan relationships comprise 52.38% of the non-performing loan balance, which required a specific reserve of $80,000 as of June 30, 2024.

Index
•	The Company has a history of low charge-offs, which were 0.12% of average loans on an annualized basis for 2024 and 0.09% for 2023.

Bank Owned Life Insurance

The Company owns bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of June 30, 2024, and December 31, 2023, the cash surrender value of the life insurance was $49.8 million and $49.9 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $996,000 and $452,000 for the six month periods ended June 30, 2024 and 2023, respectively. During the first quarter of 2024, the Company received proceeds of $1,147,000, which included death benefits of $326,000 on a former employee of the Company. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies and acquired as part of the HVBC acquisition are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of June 30, 2024 and December 31, 2023, included in other liabilities on the Consolidated Balance Sheet was a liability of $582,000 and $610,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $485,000 to $20.9 million as of June 30, 2024 from December 31, 2023 as a result of depreciation.

Other assets

Other assets decreased $5.9 million to $53.2 million. The primary driver of the decrease was an investment security that matured, but did not settle as of December 31, 2023. It subsequently settled in 2024.

Deposits

The following table shows the composition of deposits as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30,		December 31,
	2024		2023
	Amount	%	Amount	%
Non-interest-bearing deposits	$501,991	22.1	$523,784	22.6
Interest bearing demand deposits	15,122	0.7	-	-
NOW accounts	586,906	25.8	670,712	28.9
Savings deposits	298,286	13.1	307,357	13.2
Money market deposit accounts	401,246	17.7	400,154	17.2
Certificates of deposit	469,544	20.6	419,474	18.1
Total	$2,273,095	100.0	$2,321,481	100.0

Index
	June 30, 2024/
	December 31, 2023
	Change
	Amount	%
Non-interest-bearing deposits	$(21,793)	(4.2)
Interest bearing demand deposits	15,122	NA
NOW accounts	(83,806)	(12.5)
Savings deposits	(9,071)	(3.0)
Money market deposit accounts	1,092	0.3
Certificates of deposit	50,070	11.9
Total	$(48,386)	(2.1)

Deposits decreased $48.4 million since December 31, 2023. The reduction in deposits resulted from customer funds transferred to higher-yielding investment alternatives; and seasonal reductions in municipal deposits as well as withdrawals used to fund various projects within municipalities. Brokered deposits totaled $116.8 million and $109.3 million as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the Bank estimates that balances held by customers in excess of the FDIC insurance limit ($250,000 per insured account) totaled $1.04 billion, or 45.7% of the Bank’s total deposits. Included in this balance are balances held through Intrafi, which provides customers with  FDIC insurance coverage by placing customer funds with insured banks within the Intrafi network, as well as deposits collateralized by securities (almost exclusively municipal deposits). The total of these items was $498.0 million, or 21.9% of the Bank’s total deposits, as of June 30, 2024.

Borrowed Funds

Borrowed funds were $334.8 million and $322.0 million as of June 30, 2024 and December 31, 2023, respectively. The increase in borrowed funds was due to the increase in loans and the seasonal decline in deposits.

In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at June 30, 2024 was $5,297,000 and is included within fair value of derivative instruments on the consolidated balance sheets.

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

Total stockholders’ equity was $286.5 million at June 30, 2024 compared to $279.7 million at December 31, 2023, an increase of $6,804,000, or 2.4%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $7.8 million, or 2.6%. The accumulated comprehensive loss increased $1.0 million, which was primarily the result of the decrease in fair value of the Company’s available for sale investment portfolio caused by the increase in longer term market interest rates. For the first half of 2024, the Company had net income of $12.3 million and declared cash dividends of $4.6 million, or $0.97 per share, representing a cash dividend payout ratio of 37.7%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments due to changes in market interest rates. As a result of increases in longer term market interest rates, the defined benefit plan obligations and the interest rate swaps entered into during 2020, accumulated other comprehensive loss increased approximately $1.0 million from December 31, 2023.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. There is a two quarter grace period for a qualifying community bank to return to 9% as long as the CBLR is least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At June 30, 2024, the Bank leverage ratio under the CBLR framework was 8.88%, which is less than 9.0% requirement to be considered “well-capitalized”  under the CBLR. As such, as of June 30, 2024, and going forward, the Bank reverted to the prompt corrective action framework and will no  longer utilize the CBLR framework until such time as the CBLR exceeds 9%. The following table provides the Bank’s computed risk‑based capital ratios as of June 30, 2024, which reflects the Bank being “well capitalized” on that date (dollars in thousands):

Index
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$275,549	11.66%	$189,074	8.00%	$236,342	10.00%
Bank	$279,717	11.85%	$188,787	8.00%	$235,984	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$233,086	9.86%	$141,805	6.00%	$189,074	8.00%
Bank	$256,443	10.87%	$141,590	6.00%	$188,787	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$225,586	9.54%	$106,354	4.50%	$153,622	6.50%
Bank	$256,443	10.87%	$106,193	4.50%	$153,389	6.50%

Tier 1 Capital (to Average Assets):
Company	$233,086	8.07%	$115,584	4.00%	$144,480	5.00%
Bank	$255,682	8.88%	$115,501	4.00%	$144,376	5.00%

At December 31, 2023, the Bank leverage ratio under the CBLR framework was 8.54%. This ratio allowed the Bank to fall within the grace period of the CBLR as of December 31, 2023.

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Commitments to extend credit	$462,409	$546,006
Standby letters of credit	16,107	18,682
	$478,516	$564,688

Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$1,066	$938

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one-time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2024 and December 31, 2023 was $13,050,000 and $13,121,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

Index
The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2024 were $226,000 compared to $1,926,000 during the same time period in 2023.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $1.11 billion, of which $367.4 million was outstanding, at June 30, 2024. The Bank also has two federal funds line with third party providers for $34.0 million as of June 30, 2024, which are unsecured and were undrawn upon as of June 30, 2024. The Company also has a borrower in custody line with the Federal Reserve Bank of approximately $14.2 million, which also was not drawn upon as of June 30, 2024. The Company has a $15.0 million line of credit with a New York community bank, of which $10.1 million was utilized as of June 30, 2024. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2024, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $3.9 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At June 30, 2024, the Company has equity securities that represent only 0.05% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2024 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-400 Shock	$93,286	$6,936	8.03
-300 Shock	91,313	4,963	5.75
-200 Shock	90,224	3,874	4.49
-100 Shock	88,709	2,359	2.73
Base	86,350	-	-
+100 Shock	84,010	(2,340)	(2.71)
+200 Shock	81,022	(5,328)	(6.17)
+300 Shock	78,534	(7,816)	(9.05)
+400 Shock	76,041	(10,309)	(11.94)

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

Index
(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. At June 30, 2024, the risk factors of the Company have not changed materially from those reported in our 2023 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
4/1/24 to 4/30/24	-	$0.00	-	149,112
5/1/24 to 5/31/24	881	$42.02	881	148,231
6/1/24 to 6/30/24	-	$0.00	-	148,231
Total	881	$42.02	881	148,231

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

Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Index
Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc.
(Registrant)

August 8, 2024	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)