Form 10-Q
period 2024-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2024-11-07
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
Or

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

N/A

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par value $1.00 per share	CZFS	The Nasdaq Stock Market, LLC
Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered

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

The number of outstanding shares of the Registrant’s Common Stock, as of November 1, 2024, was 4,759,730.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	September 30, 2024	December 31, 2023
ASSETS:
Cash and due from banks:
Noninterest-bearing	$26,780	$37,733
Interest-bearing	9,983	15,085
Total cash and cash equivalents	36,763	52,818
Interest bearing time deposits with other banks	3,820	4,070
Equity securities	1,730	1,938
Available-for-sale securities	419,190	417,601
Loans held for sale	13,520	9,379

Loans (net of allowance for credit losses: 2024 - $21,695 and 2023 - $21,153)	2,309,307	2,227,683

Premises and equipment	21,237	21,384
Accrued interest receivable	10,803	11,043
Goodwill	85,758	85,758
Bank owned life insurance	50,084	49,897
Other intangibles	3,083	3,650
Fair value of derivative instruments	8,993	13,687
Deferred tax asset	14,449	17,339
Other assets	47,731	59,074

TOTAL ASSETS	$3,026,468	$2,975,321

LIABILITIES:
Deposits:
Noninterest-bearing	$548,218	$523,784
Interest-bearing	1,901,931	1,797,697
Total deposits	2,450,149	2,321,481
Borrowed funds	231,732	322,036
Accrued interest payable	5,549	4,298
Fair value of derivative instruments - liability	4,763	7,922
Other liabilities	35,621	39,918
TOTAL LIABILITIES	2,727,814	2,695,655
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at September 30, 2024 and December 31, 2023; none issued in 2024 or 2023	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at September 30, 2024 and December 31, 2023; issued 5,207,343 at September 30, 2024 and 5,160,754 at December 31, 2023	5,207	5,161
Additional paid-in capital	144,927	143,233
Retained earnings	183,792	172,975
Accumulated other comprehensive loss	(18,916)	(24,911)
Treasury stock, at cost: 447,613 shares at September 30, 2024 and 453,760 shares at December 31, 2023	(16,356)	(16,792)
TOTAL STOCKHOLDERS’ EQUITY	298,654	279,666
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,026,468	$2,975,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$35,858	$33,772	$106,058	$80,438
Interest-bearing deposits with banks	190	264	695	462
Investment securities:
Taxable	1,736	1,734	5,023	4,973
Nontaxable	517	540	1,569	1,729
Dividends	388	379	1,179	1,004
TOTAL INTEREST INCOME	38,689	36,689	114,524	88,606
INTEREST EXPENSE:
Deposits	13,475	10,100	38,451	19,519
Borrowed funds	3,890	4,185	12,491	10,682
TOTAL INTEREST EXPENSE	17,365	14,285	50,942	30,201
NET INTEREST INCOME	21,324	22,404	63,582	58,405
(Negative) provision for credit losses	(200)	475	2,587	737
Provision for credit losses - acquisition day 1 non-PCD	-	-	-	4,591
NET INTEREST INCOME AFTER (NEGATIVE) PROVISION FOR CREDIT LOSSES	21,524	21,929	60,995	53,077
NON-INTEREST INCOME:
Service charges	1,636	1,692	4,393	4,196
Trust	184	172	629	583
Brokerage and insurance	545	473	1,773	1,429
Gains on loans sold	752	460	1,648	674
Equity security gains (losses), net	159	69	127	(223)
Available for sale security losses, net	-	-	-	(51)
Gain on sale of Braavo division	-	-	1,102	-
Earnings on bank owned life insurance	338	489	1,334	941
Other	141	307	1,056	567
TOTAL NON-INTEREST INCOME	3,755	3,662	12,062	8,116
NON-INTEREST EXPENSES:
Salaries and employee benefits	9,715	10,005	29,622	25,598
Occupancy	1,215	1,221	3,805	2,870
Furniture and equipment	260	255	791	568
Professional fees	620	506	2,021	1,274
FDIC insurance	555	375	1,589	1,000
Pennsylvania shares tax	226	297	866	893
Amortization of intangibles	136	157	432	219
Merger and acquisition	-	623	-	9,269
Software expenses	500	551	1,508	1,274
OREO expenses	84	111	246	126
Other	2,718	2,343	8,038	5,811
TOTAL NON-INTEREST EXPENSES	16,029	16,444	48,918	48,902
Income before provision for income taxes	9,250	9,147	24,139	12,291
Provision for income taxes	1,714	1,599	4,304	2,020
NET INCOME	$7,536	$7,548	$19,835	$10,271
PER COMMON SHARE DATA:
Net Income - Basic	$1.59	$1.59	$4.18	$2.38
Net Income - Diluted	$1.59	$1.59	$4.17	$2.38
Cash Dividends Paid	$0.490	$0.485	$1.460	$1.435

Number of shares used in computation - basic	4,749,679	4,746,541	4,748,988	4,321,848
Number of shares used in computation - diluted	4,751,224	4,746,541	4,753,927	4,321,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended, September 30,
(in thousands)	2024	2023	2024	2023
Net income	$7,536	$7,548	$19,835	$10,271
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	10,342	(7,627)	9,177	(4,645)
Income tax effect	(2,172)	1,602	(1,927)	976
Change in unrecognized pension cost	8	7	24	21
Income tax effect	(2)	(1)	(5)	(4)
Change in unrealized (loss) gain on interest rate swaps	(1,469)	450	(1,613)	140
Income tax effect	309	(94)	339	(29)
Less: Reclassification adjustment for investment security gains included in net income	-	-	-	51
Income tax effect	-	-	-	(12)
Other comprehensive income (loss), net of tax	7,016	(5,663)	5,995	(3,502)
Comprehensive income	$14,552	$1,885	$25,830	$6,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total

Balance, June 30, 2024	5,207,343	$5,207	$144,985	$178,588	$(25,932)	$(16,378)	$286,470

Comprehensive income:
Net income				7,536			7,536
Net other comprehensive income					7,016		7,016
Purchase of treasury stock (1,131 shares)						(59)	(59)
Restricted stock, executive and Board of Director awards (1,384 shares)			(98)			81	(17)
Restricted stock vesting			40				40
Cash dividends, $0.490 per share				(2,332)			(2,332)
Balance, September 30, 2024	5,207,343	$5,207	$144,927	$183,792	$(18,916)	$(16,356)	$298,654

Balance, December 31, 2023	5,160,754	$5,161	$143,233	$172,975	$(24,911)	$(16,792)	$279,666

Comprehensive income:
Net income				19,835			19,835
Net other comprehensive income					5,995		5,995
Stock dividend	46,589	46	2,001	(2,047)
Purchase of treasury stock (2,907 shares)						(140)	(140)
Restricted stock, executive and Board of Director awards (9,052 shares)			(515)			576	61
Restricted stock vesting			208				208
Cash dividends, $1.460 per share				(6,971)			(6,971)
Balance, September 30, 2024	5,207,343	$5,207	$144,927	$183,792	$(18,916)	$(16,356)	$298,654

Balance, June 30, 2023	5,160,754	$5,161	$143,351	$162,499	$(30,980)	$(16,803)	$263,228

Comprehensive income:
Net income				7,548			7,548
Net other comprehensive loss					(5,663)		(5,663)
Purchase of treasury stock (2,772 shares)						(264)	(264)
Restricted stock, executive and Board of Director awards (2,167 shares)			(86)			168	82
Restricted stock vesting			34				34
Sale of treasury stock to employees (410 shares)						28	28
Forfeited restricted stock (120 shares)			3			(3)
Cash dividends, $0.485 per share				(2,307)			(2,307)
Balance, September 30, 2023	5,160,754	$5,161	$143,302	$167,740	$(36,643)	$(16,874)	$262,686

Balance, December 31, 2022	4,427,687	$4,428	$80,911	$164,922	$(33,141)	$(16,973)	$200,147

Comprehensive income:
Net income				10,271			10,271
Net other comprehensive loss					(3,502)		(3,502)
Stock dividend	39,209	39	2,982	(3,021)
Issuance of Common stock	693,858	694	59,443				60,137
Purchase of treasury stock (2,772 shares)						(264)	(264)
Restricted stock, executive and Board of Director awards (2,242 shares)			(231)			348	117
Restricted stock vesting			184				184
Sale of treasury stock to employees (410 shares)						28	28
Forfeited restricted stock			13			(13)
Change in Accounting policy for allowance for credit losses				1,766			1,766
Cash dividends, $1.435 per share				(6,198)			(6,198)
Balance, September 30, 2023	5,160,754	$5,161	$143,302	$167,740	$(36,643)	$(16,874)	$262,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,835	$10,271
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,587	5,328
Depreciation and amortization	1,381	1,022
Amortization and accretion of loans and other assets	(3,157)	(2,392)
Amortization and accretion of investment securities	1,111	1,197
Deferred income taxes	1,296	355
Investment securities (gains) losses, net	(127)	274
Earnings on bank owned life insurance	(1,334)	(941)
Vesting of restricted stock	208	184
Originations of loans held for sale	(120,486)	(53,510)
Proceeds from sales of loans held for sale	117,904	51,428
Realized gains on loans sold	(1,648)	(674)
Realized gains on sale of Braavo	(1,102)	-
Decrease (increase) in accrued interest receivable	240	(769)
Gain on sale of foreclosed assets held for sale	(93)	(98)
Increase in accrued interest payable	1,251	609
Other, net	4,833	(1,955)
Net cash provided by operating activities	22,699	10,329
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	-	86,504
Proceeds from maturity and principal repayments	42,699	18,847
Purchase of securities	(36,222)	(10,246)
Proceeds from sale of equity securities	335	127
Purchase of interest bearing time deposits with other banks	(100)	-
Proceeds from matured interest bearing time deposits with other banks	350	1,489
Proceeds from life insurance	1,147	1,097
Proceeds from redemption of regulatory stock	23,870	19,936
Purchase of regulatory stock	(19,552)	(22,105)
Net increase in loans	(88,325)	(42,162)
Purchase of premises and equipment	(852)	(2,308)
Investments in low income housing partnerships	-	(616)
Proceeds from sale of foreclosed assets held for sale	567	314
Proceeds from sale of Braavo assets	7,185	-
Acquisition, net of cash paid	-	4,905
Net cash (used in) provided by investing activities	(68,898)	55,782
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	128,669	(42,438)
Proceeds from long-term borrowings	-	20,000
Repayments of long-term borrowings	(10,000)	-
Net decrease in short-term borrowed funds	(81,351)	(20,115)
Purchase of treasury and restricted stock	(204)	(264)
Sale of treasury stock to employees	-	28
Dividends paid	(6,970)	(6,197)
Net cash provided by (used in) financing activities	30,144	(48,986)
Net (decrease) increase in cash and cash equivalents	(16,055)	17,125
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,818	26,211
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,763	$43,336

Supplemental Disclosures of Cash Flow Information:
Interest paid	$49,690	$28,707
Income taxes paid	$1,500	$4,600
Loans transferred to foreclosed property	$2,486	$147
Right of use asset and liability	$306	$5
Stock Dividend	$2,047	$3,021
CECL adjustment	$-	$3,300

Acquisition of	HV Bancorp, Inc.
Non-cash assets acquired
Available-for-sale securities	$79,248
Interest bearing time deposits with other banks	-
Loans held for sale	10,750
Loans	475,338
Premises and equipment	2,310
Accrued interest receivable	2,226
Bank owned life insurance	10,387
Intangibles	2,972
Deferred tax asset	8,392
Other assets	18,213
Goodwill	53,382
663,218

Liabilities assumed
Noninterest-bearing deposits	197,549
Interest-bearing deposits	335,816
Accrued interest payable	885
Borrowed funds	58,647
Other liabilities	11,674
604,571
Net non-cash assets acquired	58,647
Cash and cash equivalents acquired	$18,017

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at September 30, 2024 and for the periods ended September 30, 2024 and 2023 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the nine month period ended September 30, 2024 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans and held-to-maturity debt securities, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Company recorded a cumulative effect increase to retained earnings of $1.8 million, net of tax, of which $3.3 million related to loans and ($1.1) million related to unfunded commitments.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU became effective on January 1, 2023 for the Corporation. The adoption of this ASU resulted in updated disclosures within our consolidated financial statements but otherwise did not have a material impact on the Company’s consolidated financial statements.

Modified Loans

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

Accrued Interest Receivable on Loans and Leases

Accrued interest receivable on loans held for investment totaled $8.5 million at September 30, 2024 and December 31, 2023, and is included within Accrued interest receivable. This amount is excluded from the estimate of expected credit losses.

Reserve for Unfunded Commitments

The Company maintains a reserve in other liabilities for off-balance sheet credit exposures such as unfunded commitments that are currently unfunded in categories with historical loss experience. Management calculates funding rates annually using loan level data history at the portfolio level. The applicable pool level loss rates are then applied to calculate the reserve for unfunded commitments liability each period.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and nine months ended September 30, 2024 and 2023 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue stream	2024	2023	2024	2023
Service charges on deposit accounts
Overdraft fees	$404	408	$1,202	$1,138
Statement fees	46	47	132	153
Interchange revenue	1,051	1,008	2,606	2,469
ATM income	37	35	103	107
Other service charges	98	194	350	329
Total Service Charges	1,636	1,692	4,393	4,196
Trust	184	172	629	583
Brokerage and insurance	545	473	1,773	1,429
Other	145	260	517	494
Total	$2,510	$2,597	$7,312	$6,702

Index
Note 3 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income applicable to common stock	$7,536,000	$7,548,000	$19,835,000	$10,271,000

Basic earnings per share computation
Weighted average common shares outstanding	4,749,679	4,746,541	4,748,988	4,321,848
Earnings per share - basic	$1.59	$1.59	$4.18	$2.38

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	4,749,679	4,746,541	4,748,988	4,321,848
Add: Dilutive effects of restricted stock	1,545	-	4,939	-
Weighted average common shares outstanding for dilutive earnings per share	4,751,224	4,746,541	4,753,927	4,321,848
Earnings per share - diluted	$1.59	$1.59	$4.17	$2.38

For the three months ended September 30, 2024 and 2023, there were 3,025 and 5,535 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $60.16-$83.38 for the three month period ended September 30, 2024 and per share prices ranging from $44.93-$83.38 for the three month period ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, 3,025 and 5,535 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $60.16-$83.38 for the nine month period ended September 30, 2024 and prices ranging from $44.93-$83.38 for the nine month period ended September 30, 2023.
Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2024 and December 31, 2023 were as follows (in thousands):

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$59,579	$5	$(3,970)	$-	$55,614
U.S. treasury securities	128,637	-	(5,333)	-	123,304
Obligations of state and political subdivisions	104,005	25	(6,588)	-	97,442
Corporate obligations	13,436	290	(1,085)	-	12,641
Mortgage-backed securities in government sponsored entities	140,099	390	(10,300)	-	130,189
Total available-for-sale securities	$445,756	$710	$(27,276)	$-	$419,190

December 31, 2023
Available-for-sale securities:
U.S. agency securities	$66,569	$1	$(5,799)	$-	$60,771
U.S. treasury securities	152,485	-	(9,197)	-	143,288
Obligations of state and political subdivisions	107,945	32	(6,190)	-	101,787
Corporate obligations	13,394	245	(1,236)	-	12,403
Mortgage-backed securities in government sponsored entities	112,950	7	(13,605)	-	99,352
Total available-for-sale securities	$453,343	$285	$(36,027)	$-	$417,601

Index
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023 (in thousands). As of September 30, 2024, the Company owned 301 securities whose fair value was less than their cost basis.

September 30, 2024	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$-	$-	$53,597	$(3,970)	$53,597	$(3,970)
U.S. treasury securities	-	-	123,304	(5,333)	123,304	(5,333)
Obligations of state and political subdivisions	877	(1)	87,875	(6,587)	88,752	(6,588)
Corporate obligations	345	(28)	9,200	(1,057)	9,545	(1,085)
Mortgage-backed securities in government sponsored entities	345	(1)	88,359	(10,299)	88,704	(10,300)
Total securities	$1,567	$(30)	$362,335	$(27,246)	$363,902	$(27,276)

December 31, 2023
U.S. agency securities	$-	$-	$58,753	$(5,799)	$58,753	$(5,799)
U.S. treasury securities	-	-	143,288	(9,197)	143,288	(9,197)
Obligations of states and political subdivisions	-	-	93,535	(6,190)	93,535	(6,190)
Corporate obligations	1,487	(265)	8,320	(971)	9,807	(1,236)
Mortgage-backed securities in government sponsored entities	9,203	(31)	88,553	(13,574)	97,756	(13,605)
Total securities	$10,690	$(296)	$392,449	$(35,731)	$403,139	$(36,027)

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

Accrued interest receivable on available-for-sale debt securities totaled $1,947,000 and $2,202,000 at September 30, 2024 and December 31,2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Index
There were no sales of available for sale securities during the three and nine months ended September 30, 2024. There were no sales of available for sale securities during the three months ended September 30, 2023. Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2023 were $86,504,000.

The gross gains and losses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross gains on available for sale securities	$-	$-	$-	$38
Gross losses on available for sale securities	-	-	-	(89)
Net losses	$-	$-	$-	$(51)

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three and nine month periods ended September 30, 2024 and  2023, and the portion of unrealized gains for the period that relates to equity investments held at September 30, 2024 and 2023(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity securities	2024	2023	2024	2023
Net gains (losses) recognized in equity securities during the period	$159	$69	$127	$(223)
Less: Net gains (losses) realized on the sale of equity securities during the period	-	9	(4)	14
Net unrealized gains (losses)	$159	$60	$131	$(237)

Index
Investment securities with an approximate carrying value of $367.0 million and $353.3 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at September 30, 2024, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$49,528	$48,725
Due after one year through five years	139,662	132,784
Due after five years through ten years	79,848	73,511
Due after ten years	176,718	164,170
Total	$445,756	$419,190
Note 5 – Loans

The Company originates commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York and Wilmington and Dover, Delaware. The HVBC acquisition expanded our lending market further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey. Although the Company had a diversified loan portfolio at September 30, 2024 and December 31, 2023, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Real estate loans:
Residential	$353,254	$359,990
Commercial	1,110,548	1,092,887
Agricultural	331,734	314,802
Construction	178,706	195,826
Consumer	143,064	61,316
Other commercial loans	134,285	136,168
Other agricultural loans	24,537	30,673
State and political subdivision loans	54,874	57,174
Total	2,331,002	2,248,836
Allowance for credit losses - loans	21,695	21,153
Net loans	$2,309,307	$2,227,683

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

The following table presents the components of the allowance for credit losses as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Allowance for Credit Losses - Loans	$21,695	$21,153
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	766	1,265
Total allowance for credit losses	$22,461	$22,418

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off- Balance Sheet Credit Exposure	Total
Balance at June 30, 2024	$22,797	$1,066	$23,863
Loans charged-off	(1,212)	-	(1,212)
Recoveries of loans previously charged-off	10	-	10
Net loans charged-off	(1,202)	-	(1,202)
Provision for credit losses	100	(300)	(200)
Balance at September 30, 2024	$21,695	$766	$22,461

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off- Balance Sheet Credit Exposure	Total
Balance at December 31, 2023	$21,153	$1,265	$22,418
Loans charged-off	(2,568)	-	(2,568)
Recoveries of loans previously charged-off	24	-	24
Net loans charged-off	(2,544)	-	(2,544)
Provision for credit losses	3,086	(499)	2,587
Balance at September 30, 2024	$21,695	$766	$22,461

Index
	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off- Balance Sheet Credit Exposure	Total
Balance at June 30, 2023	$21,652	$1,391	$23,043
Loans charged-off	(808)	-	(808)
Recoveries of loans previously charged-off	10	-	10
Net loans charged-off	(798)	-	(798)
Provision for credit losses	601	(126)	475
Balance at September 30, 2023	$21,455	$1,265	$22,720

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off- Balance Sheet Credit Exposure	Total
Balance at December 31, 2022	$18,552	$165	$18,717
Impact of adopting CECL	(3,300)	1,064	(2,236)
Allowance for credit loss on PCD acquired loans	1,689	-	1,689
Loans charged-off	(819)	-	(819)
Recoveries of loans previously charged-off	41	-	41
Net loans charged-off	(778)	-	(778)
Provision for credit losses - acquisition day 1 non-PCD	4,591	-	4,591
Provision for credit losses	701	36	737
Balance at September 30, 2023	$21,455	$1,265	$22,720

The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30, 2024
	Balance at June 30, 2024	Charge-offs	Recoveries	Provision	Balance at September 30, 2024
Real estate loans:
Residential	$2,355	$(4)	$-	$(365)	$1,986
Commercial	10,283	-	-	(996)	9,287
Agricultural	3,770	-	-	45	3,815
Construction	1,627	-	-	(156)	1,471
Consumer	1,211	(25)	6	175	1,367
Other commercial loans	3,256	(1,183)	4	(253)	1,824
Other agricultural loans	206	-	-	(90)	116
State and political subdivision loans	63	-	-	-	63
Unallocated	26	-	-	1,740	1,766
Total	$22,797	$(1,212)	$10	$100	$21,695

	For the nine months ended September 30, 2024
	Balance at December 31, 2023	Charge-offs	Recoveries	Provision	Balance at September 30, 2024
Real estate loans:
Residential	$2,354	$(4)	$-	$(364)	$1,986
Commercial	9,178	-	-	109	9,287
Agricultural	3,264	-	-	551	3,815
Construction	1,950	-	-	(479)	1,471
Consumer	1,496	(62)	16	(83)	1,367
Other commercial loans	2,229	(2,502)	8	2,089	1,824
Other agricultural loans	270	-	-	(154)	116
State and political subdivision loans	45	-	-	18	63
Unallocated	367	-	-	1,399	1,766
Total	$21,153	$(2,568)	$24	$3,086	$21,695

Index
	For the three months ended September 30, 2023
	Balance at June 30, 2023	Charge-offs	Recoveries	Provision	Balance at September 30, 2023
Real estate loans:
Residential	$2,675	$-	$-	$(110)	$2,565
Commercial	9,274	-	2	(91)	9,185
Agricultural	3,579	-	-	(104)	3,475
Construction	1,667	-	-	166	1,833
Consumer	1,259	(45)	3	503	1,720
Other commercial loans	2,477	(763)	5	353	2,072
Other agricultural loans	268	-	-	(39)	229
State and political subdivision loans	52	-	-	(4)	48
Unallocated	401	-	-	(73)	328
Total	$21,652	$(808)	$10	$601	$21,455

	For the nine months ended September 30, 2023
	Balance at December 31, 2022	Impact of adopting CECL	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision	Balance at September 30, 2023
Real estate loans:
Residential	$1,056	$79	$108	$(1)	$-	$1,323	$2,565
Commercial	10,120	(3,070)	39	-	2	2,094	9,185
Agricultural	4,589	(1,145)	37	-	-	(6)	3,475
Construction	801	(103)		-	-	1,135	1,833
Consumer	135	1,040	677	(55)	30	(107)	1,720
Other commercial loans	1,040	(328)	828	(763)	9	1,286	2,072
Other agricultural loans	489	(219)	-	-	-	(41)	229
State and political subdivision loans	322	(280)	-	-	-	6	48
Unallocated	-	726	-	-	-	(398)	328
Total	$18,552	$(3,300)	$1,689	$(819)	$41	$5,292	$21,455

The following table presents the allowance for credit losses – loans and amortized cost basis of loans under CECL methodology as of September 30, 2024 and December 31, 2023:

	Allowance for Credit Losses - Loans			Loans
September 30, 2024	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$1,947	$39	$1,986	$351,748	$1,506	$353,254
Commercial	9,188	99	9,287	1,098,389	12,159	1,110,548
Agricultural	3,813	2	3,815	329,318	2,416	331,734
Construction	1,471	-	1,471	176,758	1,948	178,706
Consumer	510	857	1,367	142,107	957	143,064
Other commercial loans	1,313	511	1,824	132,323	1,962	134,285
Other agricultural loans	116	-	116	24,343	194	24,537
State and political subdivision loans	63	-	63	54,874	-	54,874
Unallocated	1,766	-	1,766	-	-	-
Total	$20,187	$1,508	$21,695	$2,309,860	$21,142	$2,331,002

Index
	Allowance for Credit Losses - Loans			Loans
December 31, 2023	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$2,285	$69	$2,354	$358,358	$1,632	$359,990
Commercial	9,033	145	9,178	1,090,217	2,670	1,092,887
Agricultural	3,247	17	3,264	311,500	3,302	314,802
Construction	1,664	286	1,950	193,469	2,357	195,826
Consumer	557	939	1,496	60,377	939	61,316
Other commercial loans	1,713	516	2,229	134,472	1,696	136,168
Other agricultural loans	270	-	270	30,388	285	30,673
State and political subdivision loans	45	-	45	57,174	-	57,174
Unallocated	367	-	367	-	-	-
Total	$19,181	$1,972	$21,153	$2,235,955	$12,881	$2,248,836

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

The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of September 30, 2024 and December 31, 2023, respectively. The balances are presented by class of loan receivable (in thousands):

	September 30, 2024				December 31, 2023
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non-performing loans
Real estate loans:
Mortgages	$166	$2,351	$256	$2,773	$315	$2,646	$-	$2,961
Home Equity	-	148	-	148	-	121	18	139
Commercial	1,230	9,588	353	11,171	256	879	404	1,539
Agricultural	166	2,250	28	2,444	181	2,489	75	2,745
Construction	-	1,948	-	1,948	2,357	-	-	2,357
Consumer	855	-	12	867	701	-	13	714
Other commercial loans	1,946	16	52	2,014	588	1,162	6	1,756
Other agricultural loans	-	194	-	194	-	492	-	492
	$4,363	$16,495	$701	$21,559	$4,398	$7,789	$516	$12,703

As of September 30, 2024, there were $16.5 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

Index
The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of  September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$2,517	$-	$-	$2,517
Home Equity	148	-	-	148
Commercial	10,818	-	-	10,818
Agricultural	2,416	-	-	2,416
Construction	1,948	-	-	1,948
Consumer	-	-	855	855
Other commercial loans	-	1,962	-	1,962
Other agricultural loans	-	194	-	194
	$17,847	$2,156	$855	$20,858

December 31, 2023	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$2,961	$-	$-	$2,961
Home Equity	121	-	-	121
Commercial	1,135	-	-	1,135
Agricultural	2,670	-	-	2,670
Construction	2,357	-	-	2,357
Consumer	-	-	701	701
Other commercial loans	-	1,750	-	1,750
Other agricultural loans	-	492	-	492
	$9,244	$2,242	$701	$12,187

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

The following tables represent credit exposures by internally assigned grades, by origination year, as of September 30, 2024 and December 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$38,080	$87,934	$348,635	$204,747	$113,932	$232,156	$29,762	$1,821	$1,057,067
Special Mention	-	813	10,395	3,361	1,384	8,573	1,917	-	26,443
Substandard	-	572	13,832	545	545	10,784	356	404	27,038
Doubtful	-	-	-	-	-	-	-	-	-
Total	$38,080	$89,319	$372,862	$208,653	$115,861	$251,513	$32,035	$2,225	$1,110,548
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$26,932	$25,900	$47,419	$26,858	$30,231	$132,022	$14,143	$117	$303,622
Special Mention	2,883	140	10,072	241	-	6,102	1,960	28	21,426
Substandard	249	39	334	1,027	-	3,868	747	422	6,686
Doubtful	-	-	-	-	-	-	-	-	-
Total	$30,064	$26,079	$57,825	$28,126	$30,231	$141,992	$16,850	$567	$331,734
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$30,661	$54,158	$73,526	$5,829	$3,487	$-	$1,120	$-	$168,781
Special Mention	-	-	4,614	2,951	-	-	-	-	7,565
Substandard	-	-	412	1,948	-	-	-	-	2,360
Doubtful	-	-	-	-	-	-	-	-	-
Total	$30,661	$54,158	$78,552	$10,728	$3,487	$-	$1,120	$-	$178,706
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$32,035	$22,623	$7,487	$6,676	$2,339	$3,758	$47,044	$78	$122,040
Special Mention	330	-	1,848	1,384	-	65	5,189	33	8,849
Substandard	178	-	27	-	257	911	345	1,662	3,380
Doubtful	-	-	-	-	-	-	-	16	16
Total	$32,543	$22,623	$9,362	$8,060	$2,596	$4,734	$52,578	$1,789	$134,285
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$2,502	$-	$2,502

Other agricultural loans
Risk Rating
Pass	$4,051	$2,127	$992	$4,391	$457	$268	$9,148	$-	$21,434
Special Mention	626	-	372	365	-	-	760	-	2,123
Substandard	220	356	85	10	-	167	125	17	980
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,897	$2,483	$1,449	$4,766	$457	$435	$10,033	$17	$24,537
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$-	$1,458	$13,497	$10,664	$5,357	$23,898	$-	$-	$54,874
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$1,458	$13,497	$10,664	$5,357	$23,898	$-	$-	$54,874
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$131,759	$194,200	$491,556	$259,165	$155,803	$392,102	$101,217	$2,016	$1,727,818
Special Mention	3,839	953	27,301	8,302	1,384	14,740	9,826	61	66,406
Substandard	647	967	14,690	3,530	802	15,730	1,573	2,505	40,444
Doubtful	-	-	-	-	-	-	-	16	16
Total	$136,245	$196,120	$533,547	$270,997	$157,989	$422,572	$112,616	$4,598	$1,834,684
Total current period gross charge-offs	$-	$-	$-	$-	$-	$-	$2,502	$-	$2,502

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$90,068	$333,710	$224,873	$122,560	$81,557	$180,799	$28,360	$1,140	$1,063,067
Special Mention	672	7,963	227	1,552	7,442	8,159	96	60	26,171
Substandard	-	1,302	6	-	158	1,444	317	422	3,649
Doubtful	-	-	-	-	-	-	-	-	-
Total	$90,740	$342,975	$225,106	$124,112	$89,157	$190,402	$28,773	$1,622	$1,092,887
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$22,632	$47,479	$28,990	$32,058	$25,406	$118,700	$10,495	$460	$286,220
Special Mention	574	9,165	1,499	-	962	7,038	3,535	-	22,773
Substandard	-	-	-	-	102	5,394	75	238	5,809
Doubtful	-	-	-	-	-	-	-	-	-
Total	$23,206	$56,644	$30,489	$32,058	$26,470	$131,132	$14,105	$698	$314,802
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$54,973	$102,562	$22,508	$-	$-	$-	$839	$1,166	$182,048
Special Mention	1,574	5,432	4,415	-	-	-	-	-	11,421
Substandard	-	-	2,357	-	-	-	-	-	2,357
Doubtful	-	-	-	-	-	-	-	-	-
Total	$56,547	$107,994	$29,280	$-	$-	$-	$839	$1,166	$195,826
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$31,493	$11,407	$9,016	$4,793	$4,758	$3,530	$63,285	$93	$128,375
Special Mention	51	52	1,510	184	223	629	1,652	36	4,337
Substandard	52	97	-	-	149	967	502	1,667	3,434
Doubtful	-	-	-	-	-	-	-	22	22
Total	$31,596	$11,556	$10,526	$4,977	$5,130	$5,126	$65,439	$1,818	$136,168
Current period gross charge-offs	$200	$-	$-	$763	$-	$-	$-	$-	$963

Other agricultural loans
Risk Rating
Pass	$3,902	$1,520	$6,448	$1,046	$532	$305	$15,331	$-	$29,084
Special Mention	-	473	16	42	-	-	488	29	1,048
Substandard	-	-	207	-	4	255	44	31	541
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,902	$1,993	$6,671	$1,088	$536	$560	$15,863	$60	$30,673
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$1,623	$14,171	$10,841	$5,235	$-	$25,294	$10	$-	$57,174
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,623	$14,171	$10,841	$5,235	$-	$25,294	$10	$-	$57,174
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$204,691	$510,849	$302,676	$165,692	$112,253	$328,628	$118,320	$2,859	$1,745,968
Special Mention	2,871	23,085	7,667	1,778	8,627	15,826	5,771	125	65,750
Substandard	52	1,399	2,570	-	413	8,060	938	2,358	15,790
Doubtful	-	-	-	-	-	-	-	22	22
Total	$207,614	$535,333	$312,913	$167,470	$121,293	$352,514	$125,029	$5,364	$1,827,530
Current period gross charge-offs	$200	$-	$-	$763	$-	$-	$-	$-	$963

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following tables present the recorded investment in those loan classes based on payment activity, by origination year, as of September 30, 2024 and December 31, 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$7,235	$22,622	$90,094	$46,422	$28,023	$106,310	$-	$-	$300,706
Nonperforming	-	-	382	860	468	1,063	-	-	2,773
Total	$7,235	$22,622	$90,476	$47,282	$28,491	$107,373	$-	$-	$303,479
Current period gross charge-offs	$-	$-	$-	$-	$-	$4	$-	$-	$4

Home equity
Payment Performance
Performing	$2,300	$3,628	$2,508	$1,582	$1,663	$8,517	$28,985	$444	$49,627
Nonperforming	-	-	-	-	66	82	-	-	148
Total	$2,300	$3,628	$2,508	$1,582	$1,729	$8,599	$28,985	$444	$49,775
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,696	$1,060	$650	$440	$342	$2,627	$135,381	$1	$142,197
Nonperforming	-	4	2	-	6	855	-	-	867
Total	$1,696	$1,064	$652	$440	$348	$3,482	$135,381	$1	$143,064
Current period gross charge-offs	$-	$10	$25	$-	$-	$5	$22	$-	$62

Total
Payment Performance
Performing	$11,231	$27,310	$93,252	$48,444	$30,028	$117,454	$164,366	$445	$492,530
Nonperforming	-	4	384	860	540	2,000	-	-	3,788
Total	$11,231	$27,314	$93,636	$49,304	$30,568	$119,454	$164,366	$445	$496,318
Current period gross charge-offs	$-	$10	$25	$-	$-	$9	$22	$-	$66

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$19,082	$93,706	$47,774	$29,940	$18,923	$97,813	$-	$-	$307,238
Nonperforming	-	399	766	396	-	1,400	-	-	2,961
Total	$19,082	$94,105	$48,540	$30,336	$18,923	$99,213	$-	$-	$310,199
Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

Home equity
Payment Performance
Performing	$3,877	$3,008	$1,886	$1,954	$2,462	$7,883	$28,219	$363	$49,652
Nonperforming	-	-	-	-	-	72	67	-	139
Total	$3,877	$3,008	$1,886	$1,954	$2,462	$7,955	$28,286	$363	$49,791
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,803	$979	$539	$477	$557	$2,988	$53,254	$5	$60,602
Nonperforming	-	21	-	-	-	693	-	-	714
Total	$1,803	$1,000	$539	$477	$557	$3,681	$53,254	$5	$61,316
Current period gross charge-offs	$-	$-	$-	$-	$1	$341	$23	$-	$365

Total
Payment Performance
Performing	$24,762	$97,693	$50,199	$32,371	$21,942	$108,684	$81,473	$368	$417,492
Nonperforming	-	420	766	396	-	2,165	67	-	3,814
Total	$24,762	$98,113	$50,965	$32,767	$21,942	$110,849	$81,540	$368	$421,306
Current period gross charge-offs	$-	$-	$-	$-	$1	$342	$23	$-	$366
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$529	$250	$1,927	$2,706	$300,773	$303,479	$256
Home Equity	89	18	148	255	49,520	49,775	-
Commercial	2,413	2,906	10,655	15,974	1,094,574	1,110,548	353
Agricultural	1,409	357	195	1,961	329,773	331,734	28
Construction	-	-	1,948	1,948	176,758	178,706	-
Consumer	158	6	867	1,031	142,033	143,064	12
Other commercial loans	309	200	1,894	2,403	131,882	134,285	52
Other agricultural loans	200	-	11	211	24,326	24,537	-
State and political subdivision loans	-	-	-	-	54,874	54,874	-
Total	$5,107	$3,737	$17,645	$26,489	$2,304,513	$2,331,002	$701

Loans considered non-accrual	$1,274	$148	$16,944	$18,366	$2,492	$20,858
Loans still accruing	3,833	3,589	701	8,123	2,302,021	2,310,144
Total	$5,107	$3,737	$17,645	$26,489	$2,304,513	$2,331,002

Index
December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$2,682	$360	$2,240	$5,282	$304,917	$310,199	$-
Home Equity	145	67	71	283	49,508	49,791	18
Commercial	1,151	245	1,380	2,776	1,090,111	1,092,887	404
Agricultural	72	-	1,440	1,512	313,290	314,802	75
Construction	4,407	388	2,357	7,152	188,674	195,826	-
Consumer	16	282	23	321	60,995	61,316	13
Other commercial loans	670	366	319	1,355	134,813	136,168	6
Other agricultural loans	108	362	-	470	30,203	30,673	-
State and political subdivision loans	-	-	-	-	57,174	57,174	-
Total	$9,251	$2,070	$7,830	$19,151	$2,229,685	$2,248,836	$516
Loans considered non-accrual	$199	$666	$7,314	$8,179	$4,008	$12,187
Loans still accruing	9,052	1,404	516	10,972	2,225,677	2,236,649
Total	$9,251	$2,070	$7,830	$19,151	$2,229,685	$2,248,836

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

There were no loan modifications made during the nine months ended September 30, 2024, for borrowers experiencing financial difficulty.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2024 and December 31, 2023, included within other assets are $2,486,000 and $474,000, respectively, of foreclosed assets. As of September 30, 2024, included within the foreclosed assets are $127,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of September 30, 2024, the Company had initiated formal foreclosure proceedings on $831,000 of residential mortgage loans, the collateral properties which have not yet been transferred into foreclosed assets.

Index
Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,546	$(1,726)	$820	$2,457	$(1,502)	$955
Core deposit intangibles	4,713	(2,450)	2,263	4,713	(2,018)	2,695
Total amortized intangible assets	$7,259	$(4,176)	$3,083	$7,170	$(3,520)	$3,650
Unamortized intangible assets:
Goodwill	$85,758			$85,758
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). The Company based its projections of amortization expense shown below on existing asset balances at September 30, 2024. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended September 30, 2024 (actual)	$70	$136	$206
Nine months ended September 30, 2024 (actual)	224	432	656
Three months ended September 30, 2023 (actual)	80	157	237
Nine months ended September 30, 2023 (actual)	228	219	447
Estimate for year ending December 31,
Remaining 2024	69	132	201
2025	244	478	722
2026	193	395	588
2027	136	339	475
2028	89	284	373
Thereafter	89	635	724
Total	$820	$2,263	$3,083

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

Index
The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	Affected line item on the Consolidated Statement of Income
Service cost	$82	$75	$247	$230	Salary and Employee Benefits
Interest cost	106	104	317	324	Other Expenses
Expected return on plan assets	(198)	(183)	(593)	(577)	Other Expenses
Net amortization and deferral	8	17	24	31	Other Expenses
Net periodic benefit cost	$(2)	$13	$(5)	$8

The Bank does not expect to contribute to the Pension Plan during 2024.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of September 30, 2024, 104,672 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three and nine months ended September 30, 2024:

	Three months		Nine months
	Unvested Shares	Weighted Average Market Price	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	10,220	$55.81	6,707	$71.94
Granted	1,961	48.44	7,891	44.46
Vested	(571)	(70.81)	(2,988)	(69.76)
Outstanding, end of period	11,610	$53.82	11,610	$53.82

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $191,000 and $178,000 for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, compensation expense totaled $69,000 and $62,000, respectively. At September 30, 2024, the total compensation cost related to nonvested awards that had not yet been recognized was $625,000, which is expected to be recognized over the next three years.

Index
Note 8 – Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30, 2024
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of June 30, 2024	$(29,158)	$(959)	$4,185	$(25,932)
Other comprehensive income (loss) before reclassifications (net of tax)	8,170	-	(657)	7,513
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	6	(503)	(497)
Net current period other comprehensive income (loss)	8,170	6	(1,160)	7,016
Balance as of September 30, 2024	$(20,988)	$(953)	$3,025	$(18,916)

	Nine months ended September 30, 2024
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2023	$(28,238)	$(972)	$4,299	$(24,911)
Other comprehensive income (loss) before reclassifications (net of tax)	7,250	-	230	7,480
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	19	(1,504)	(1,485)
Net current period other comprehensive income (loss)	7,250	19	(1,274)	5,995
Balance as of September 30, 2024	$(20,988)	$(953)	$3,025	$(18,916)

	Three months ended September 30, 2023
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of June 30, 2023	$(35,119)	$(1,045)	$5,184	$(30,980)
Other comprehensive income (loss) before reclassifications (net of tax)	(6,025)	-	823	(5,202)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	6	(467)	(461)
Net current period other comprehensive income (loss)	(6,025)	6	356	(5,663)
Balance as of September 30, 2023	$(41,144)	$(1,039)	$5,540	$(36,643)

	Nine months ended September 30, 2023
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2022	$(37,514)	$(1,056)	$5,429	$(33,141)
Other comprehensive income (loss) before reclassifications (net of tax)	(3,669)	-	1,352	(2,317)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	39	17	(1,241)	(1,185)
Net current period other comprehensive income (loss)	(3,630)	17	111	(3,502)
Balance as of September 30, 2023	$(41,144)	$(1,039)	$5,540	$(36,643)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended September 30,
	2024	2023
Unrealized gains and losses on available for sale securities
	$-	$-	Available for sale securities gains, net
	-	-	Provision for income taxes
	$-	$-	Net of tax

Defined benefit pension items
	$(8)	$(7)	Other expenses
	2	1	Provision for income taxes
	$(6)	$(6)	Net of tax

Unrealized gain (loss) on interest rate swap	$636	$591	Interest expense
	(133)	(124)	Provision for income taxes
	$503	$467	Net of tax

Total reclassifications	$497	$461

Nine Months Ended September 30,
	2024	2023
Unrealized gains and losses on available for sale securities
	$-	$(51)	Available for sale securities losses, net
	-	12	Provision for income taxes
	$-	$(39)	Net of tax

Defined benefit pension items
	$(24)	$(21)	Other expenses
	5	4	Provision for income taxes
	$(19)	$(17)	Net of tax

Unrealized gain (loss) on interest rate swap	$1,904	$1,571	Interest expense
	(400)	(330)	Provision for income taxes
	$1,504	$1,241	Net of tax

Total reclassifications	$1,485	$1,185

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

Index
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2024	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,730	$-	$-	$1,730
Available for sale securities:
U.S. Agency securities	-	55,614	-	55,614
U.S. Treasury securities	123,304	-	-	123,304
Obligations of state and political subdivisions	-	97,442	-	97,442
Corporate obligations	-	12,641	-	12,641
Mortgage-backed securities in government sponsored entities	-	130,189	-	130,189
Loans held for sale	-	13,520	-	13,520
Other Assets
Derivative instruments	-	8,591	402	8,993
Liabilities
Derivative instruments	-	(4,763)	-	(4,763)

December 31, 2023	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,938	$-	$-	$1,938
Available for sale securities:
U.S. Agency securities	-	60,771	-	60,771
U.S. Treasuries securities	143,288	-	-	143,288
Obligations of state and political subdivisions	-	101,787	-	101,787
Corporate obligations	-	12,403	-	12,403
Mortgage-backed securities in government sponsored entities	-	99,352	-	99,352
Loans held for sale	-	9,379	-	9,379
Other Assets
Derivative instruments	-	13,363	324	13,687
Liabilities
Derivative instruments	-	(7,922)	-	(7,922)

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and for the three and nine months ended September 30, 2023 (in thousands):

IRLC- Asset
Balance: December 31, 2023	$324
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	78
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2024	$402
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of September 30, 2024	$78
Beginning Balance: June 30, 2024	$494
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(92)
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2024	$402
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of September 30, 2024	$(92)

IRLC- Asset
Balance: June 30, 2023	$529
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(92)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2023	$437
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of September 30, 2023	$(92)

Beginning Balance: June 16, 2023	$657
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(220)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2023	$437
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of September 30, 2023	$(220)

At September 30, 2024 and December 31, 2023, the Company had classified as Level 3 $402,000 and $324,000, respectively, of net derivative assets and liabilities related to IRLC. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 73.500% to 95.88% at September 30, 2024.

Index
Significant unobservable inputs for assets measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2024	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$402	Discounted cash flows	Pull-through rates	73.50%-95.88%	88.11%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2023	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$324	Discounted cash flows	Pull-through rates	63.63%-94.24%	85.43%

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023 are included in the table below (in thousands):

September 30, 2024	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$2,825	$2,825
Other real estate owned	-	-	2,486	2,486

December 31, 2023	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$3,885	$3,885
Other real estate owned	-	-	97	97

•
Collateral–Dependent Loans (in accordance with ASC 326) – The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $207,000 and $396,000 at September 30, 2024 and December 31, 2023, respectively.

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

Quantitative Information about Level III Fair Value Measurements
September 30, 2024	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	$2,825	Appraised Collateral Values	Discount for time since appraisal	0-100%	36.46%
			Selling costs	4%-10%	7.31%
			Holding period	0 - 12 months	5.88 months

Other real estate owned	2,486	Appraised Collateral Values	Discount for time since appraisal	20-31.8%	31.51%

December 31, 2023	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	3,885	Appraised Collateral Values	Discount for time since appraisal	0-100%	29.32%
			Selling costs	8%-12%	10.20%
			Holding period	3 - 12 months	6.65 months

Other real estate owned	97	Appraised Collateral Values	Discount for time since appraisal	32%	32.00%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

September 30, 2024	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,820	$-	$-	$3,820
Net loans	2,309,307	2,240,903	-	-	2,240,903

Financial liabilities:
Deposits	2,450,149	2,448,108	1,863,812	-	584,296
Borrowed funds	231,732	221,607	-	-	221,607
December 31, 2023	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$4,070	$4,070	$-	$-	$4,070
Net loans	2,227,683	2,126,237	-	-	2,126,237

Financial liabilities:
Deposits	2,321,481	2,315,374	1,902,007	-	413,367
Borrowed funds	322,036	313,217	-	-	313,217

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

Forward-Looking Statements
We have made forward-looking statements in this document, and in documents that we may incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or expected future results of operations of Citizens Financial Services, Inc., CZFS Acquisition Company, LLC, First Citizens Community Bank, First Citizens Insurance Agency, Inc., 1st Realty of PA LLC or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company cautions readers that the following important factors, among others, could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:

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

Introduction

The following is management's discussion and analysis of the Company’s consolidated financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I and the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results you may expect for the full year.

The Company engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford, Lycoming and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. With the HVBC acquisition, we have expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branaches, four mortgage centers and one business banking facility. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 47 banking facilities, 39 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Williamsport,  Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square, Warrington, Plumsteadville, Philadelphia, two branches near the city of Lebanon and two branches in Huntington Valley. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. The mortgage centers acquired as part of the acquisition are located in Huntington Valley, PA, Philadelphia, PA and Mount Laurel, NJ. The business banking facility is located in Philadelphia, PA. The Company received regulatory approval to open a limited purpose banking office in Georgetown, Delaware that was opened in the fourth quarter of 2024.  During the third quarter of 2024, the mortgage center located in Montgomeryville, PA was closed.

Risk Management

Risk identification and management are essential elements for the successful management of the Company.  In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, liquidity, reputational and regulatory risk.

Index
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

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of September 30, 2024 and December 31, 2023, the Trust Department had $181.1 million and $167.9 million of assets under management, respectively.

Index
Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such assets are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $329.4 million at December 31, 2023 to $388.6 million at September 30, 2024. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central, south central and south eastern Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $19,835,000 for the first nine months of 2024 compared to $10,271,000 for last year’s comparable period, an increase of $9,564,000, or 93.1%, primarily due to the absence in the current period of one-time costs associated with the HVBC acquisition and a decrease in the provision for credit losses. Basic earnings per share for the first nine months of 2024 were $4.18, compared to $2.38 for last year’s comparable period, representing a 75.6% increase.  Annualized return on assets and return on equity for the nine months of 2024 were 0.88% and 8.45%, respectively, compared with 0.53% and 6.56% for last year’s comparable period.

Net income for the three months ended September 30, 2024 was $7,536,000 compared to $7,548,000 in the comparable 2023 period, a decrease of $12,000. Basic earnings per share for the three months ended September 30, 2024 and 2023 were %1.59. Annualized return on assets and return on equity for the quarter ended September 30, 2024 was 1.00% and 9.53%, respectively, compared with 1.02% and 10.10% for the same 2023 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first nine months of 2024 was $63,582,000, an increase of $5,177,000, or 8.9%, compared to the same period in 2023.  For the first nine months of 2024 the provision for credit losses was $2,587,000. The provision for the first nine months of 2023 was $5,328,000, which included $4,591,000 for non-PCD loans acquired as part of the acquisition. Excluding the $4,591,000 related to the acquisition, the provision for credit losses increased $1,850,000. Consequently, net interest income after the provision for credit losses was $60,995,000 in the first nine months of 2024 compared to $53,077,000 during the first nine months of 2023.

For the three months ended September 30, 2024, net interest income was $21,324,000 compared to $22,404,000, a decrease of $1,080,000, or 4.8%, over the comparable period in 2023. The provision for credit losses in the third quarter of 2024 was ($200,000) compared to $475,000 in 2023. Consequently, net interest income after the provision for credit losses was $21,524,000 for the quarter ended September 30, 2024 compared to $21,929,000 in 2023.

Index
The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and nine months ended September 30, 2024 and 2023 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates
	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	29,242	605	2.76	21,772	333	2.04
Total short-term investments	29,242	605	2.76	21,772	333	2.04
Interest bearing time deposits at banks	3,898	90	3.08	5,540	129	3.11
Investment securities:
Taxable	356,871	6,202	2.32	385,246	5,977	2.07
Tax-exempt (3)	105,734	1,986	2.50	114,307	2,188	2.55
Total investment securities	462,605	8,188	2.36	499,553	8,165	2.18
Loans (2)(3)(4):
Residential mortgage loans	357,089	15,612	5.84	268,562	10,797	5.38
Construction	185,832	10,331	7.43	114,386	5,831	6.82
Commercial Loans	1,240,425	59,196	6.37	1,039,006	45,079	5.80
Agricultural Loans	348,919	13,703	5.25	344,079	12,759	4.96
Loans to state & political subdivisions	56,116	1,659	3.95	60,183	1,736	3.86
Other loans	96,942	5,882	8.10	82,405	4,579	7.43
Loans, net of discount	2,285,323	106,383	6.22	1,908,621	80,781	5.66
Total interest-earning assets	2,781,068	115,266	5.54	2,435,486	89,408	4.91
Cash and due from banks	9,379			8,709
Bank premises and equipment	21,068			19,340
Other assets	184,561			126,075
Total non-interest earning assets	215,008			154,124
Total assets	2,996,076			2,589,610
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	767,406	14,557	2.53	616,103	8,052	1.75
Savings accounts	298,450	1,165	0.52	320,227	897	0.37
Money market accounts	389,655	9,131	3.13	352,055	5,802	2.20
Certificates of deposit	460,890	13,598	3.94	303,825	4,768	2.10
Total interest-bearing deposits	1,916,401	38,451	2.68	1,592,210	19,519	1.64
Other borrowed funds	340,132	12,491	4.91	318,180	10,682	4.49
Total interest-bearing liabilities	2,256,533	50,942	3.02	1,910,390	30,201	2.11
Demand deposits	382,340			380,638
Other liabilities	44,303			35,566
Total non-interest-bearing liabilities	426,643			416,204
Stockholders' equity	312,900			263,016
Total liabilities & stockholders' equity	2,996,076			2,589,610
Net interest income		64,324			59,207
Net interest spread (5)			2.52%			2.80%
Net interest income as a percentage of average interest-earning assets			3.09%			3.25%
Ratio of interest-earning assets to interest-bearing liabilities			123%			127%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
	Analysis of Average Balances and Interest Rates
	Three Months Ended
	September 30, 2024			September 30, 2023
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	18,374	160	3.44	24,096	225	3.70
Total short-term investments	18,374	160	3.44	24,096	225	3.70
Interest bearing time deposits at banks	3,820	30	3.12	4,579	39	3.38
Investment securities:
Taxable	352,377	2,124	2.41	386,806	2,113	2.19
Tax-exempt (3)	104,342	653	2.50	108,959	683	2.51
Total investment securities	456,719	2,777	2.43	495,765	2,796	2.26
Loans (2)(3)(4):
Residential mortgage loans	355,551	5,322	5.95	357,388	4,925	5.47
Construction	183,521	3,473	7.53	166,204	3,339	7.97
Commercial Loans	1,234,951	19,522	6.29	1,196,675	18,983	6.29
Agricultural Loans	356,105	4,816	5.38	342,499	4,285	4.96
Loans to state & political subdivisions	55,418	553	3.97	60,820	611	3.99
Other loans	111,717	2,282	8.13	88,710	1,750	7.83
Loans, net of discount	2,297,263	35,968	6.23	2,212,296	33,893	6.08
Total interest-earning assets	2,776,176	38,935	5.58	2,736,736	36,953	5.36
Cash and due from banks	9,119			10,696
Bank premises and equipment	20,864			21,401
Other assets	197,275			190,431
Total non-interest earning assets	227,258			222,528
Total assets	3,003,434			2,959,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	736,449	4,559	2.46	789,513	4,468	2.25
Savings accounts	293,990	387	0.52	326,452	426	0.52
Money market accounts	406,363	3,366	3.30	403,628	2,682	2.64
Certificates of deposit	502,226	5,163	4.09	347,783	2,524	2.88
Total interest-bearing deposits	1,939,028	13,475	2.76	1,867,376	10,100	2.15
Other borrowed funds	319,909	3,890	4.84	347,326	4,185	4.78
Total interest-bearing liabilities	2,258,937	17,365	3.06	2,214,702	14,285	2.56
Demand deposits	393,632			408,531
Other liabilities	34,487			37,118
Total non-interest-bearing liabilities	428,119			445,649
Stockholders' equity	316,378			298,913
Total liabilities & stockholders' equity	3,003,434			2,959,264
Net interest income		21,570			22,668
Net interest spread (5)			2.52%			2.80%
Net interest income as a percentage of average interest-earning assets			3.09%			3.29%
Ratio of interest-earning assets to interest-bearing liabilities			123%			124%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Tax exempt revenue is shown on a tax-equivalent basis (non-GAAP) for proper comparison using a federal statutory income tax rate of 21% for the three and nine months ended September 30, 2024 and 2023.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended September 30, 2024 and 2023 (in thousands):

Index
	For the Three Months		For the Nine Months
	Ended September		Ended September
	2024	2023	2024	2023

Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$2,831	$2,917	$8,466	$8,168
Tax equivalent adjustment	136	143	417	459
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$2,967	$3,060	$8,883	$8,627

Interest and fees on loans (non-tax adjusted)	$35,858	$33,772	$106,058	$80,438
Tax equivalent adjustment	110	121	325	343
Interest and fees on loans (tax equivalent basis)	$35,968	$33,893	$106,383	$80,781

Total interest income	$38,689	$36,689	$114,524	$88,606
Total interest expense	17,365	14,285	50,942	30,201
Net interest income	21,324	22,404	63,582	58,405
Total tax equivalent adjustment	246	264	742	802
Net interest income (tax equivalent basis)	$21,570	$22,668	$64,324	$59,207

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September 30, 2024 vs 2023 (1)			Nine months ended September 30, 2024 vs 2023 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(51)	$(14)	$(65)	$135	$137	$272
Interest bearing time deposits at banks	(6)	(3)	(9)	(38)	(1)	(39)
Investment securities:
Taxable	(72)	83	11	(355)	580	225
Tax-exempt	(29)	(1)	(30)	(161)	(41)	(202)
Total investments	(101)	82	(19)	(516)	539	23
Loans:
Residential mortgage loans	(38)	435	397	3,817	998	4,815
Construction	297	(163)	134	3,937	563	4,500
Commercial Loans	553	(14)	539	9,361	4,756	14,117
Agricultural Loans	163	368	531	194	750	944
Loans to state & political subdivisions	(55)	(3)	(58)	(121)	44	(77)
Other loans	463	69	532	861	442	1,303
Total loans, net of discount	1,383	692	2,075	18,049	7,553	25,602
Total Interest Income	1,225	757	1,982	17,630	8,228	25,858
Interest Expense:
Interest-bearing deposits:
NOW accounts	(246)	337	91	2,302	4,203	6,505
Savings accounts	(44)	5	(39)	(55)	323	268
Money Market accounts	11	673	684	678	2,651	3,329
Certificates of deposit	1,352	1,287	2,639	3,275	5,555	8,830
Total interest-bearing deposits	1,073	2,302	3,375	6,200	12,732	18,932
Other borrowed funds	(344)	49	(295)	775	1,034	1,809
Total interest expense	729	2,351	3,080	6,975	13,766	20,741
Net interest income	$496	$(1,594)	$(1,098)	$10,655	$(5,538)	$5,117

(1)
The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $59,207,000 for the nine month period ended September 30, 2023 to $64,324,000 for the nine month period ended September 30, 2024, an increase of $5,117,000. The acquisition of HVBC had a substantial impact on the increase. The tax equivalent net interest margin decreased from 3.23% for the first nine months of 2023 to 3.09% for the comparable period in 2024. The decrease is primarily caused by the increase in the cost of interest-bearing liabilities due to higher market interest rates in 2024 compared to 2023.

Index
Total tax equivalent interest income for the 2024 nine month period increased $25,858,000 as compared to the 2023 nine month period. This increase was a result of an increase of $17,630,000 due to a change in volume as average interest-bearing assets increased $345.6 million. As a result of the higher market interest rate environment, the yield on average interest earning assets increased 0.63% from 4.91% to 5.54% resulting in an increase in interest income of $8,228,000.

Tax equivalent investment income for the nine months ended September 30, 2024 increased $23,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 18 basis points to 2.36%.

•
The average balance of taxable securities decreased $28.4 million, which resulted in a decrease in investment income of $355,000. The yield on taxable securities increased 25 basis points from 2.07% to 2.32% as a result of lower yielding securities maturing and purchases made in a higher rate environment. This resulted in an increase in investment income of $580,000.

•
The average balance of tax-exempt securities decreased $8.6 million, which resulted in a decrease in investment income of $161,000. The yield on taxable securities decreased 5 basis points from 2.55% to 2.50%. This resulted in a decrease in investment income of $41,000. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $25,602,000 for the nine months ended September 30, 2024 compared to the same period last year, as a result of higher volume and yields.

•
Interest income on residential mortgage loans increased $4,815,000. The change due to rate was an increase of $998,000 as the average yield on residential mortgages increased from 5.38% to 5.84% as a result of the higher interest rate environment during the second half of 2023 and all of 2024. The average balance of residential mortgage loans increased $88.5 million primarily due to the HVBC acquisition and additional organic growth. This resulted in an increase of $3,817,000 on total interest income due to volume.

•
The average balance of construction loans increased $71.4 million as a result of projects in our Delaware market and the southeast Pennsylvania market as part of the HVBC acquisition. This resulted in an increase of $3,937,000 on total interest income due to volume. The change due to rate was an increase of $563,000 as the average yield on construction loans increased from 6.82% to 7.43% as a result of the higher interest rate environment during the second half of 2023 and all of 2024.

•
The average balance of commercial loans increased $201.4 million from a year ago. The growth was primarily attributable to the HVCB acquisition. This had a positive impact of $9,361,000 on total interest income due to volume. The yield increased 0.57% to 6.37% as a result of the higher rate environment during the second half of 2023 and all of 2024, which increased loan interest income $4,756,000.

•
Interest income on agricultural loans increased $944,000 from 2023 to 2024. The yield increased 29 basis points to 5.25% as a result of the higher rate environment during the second half of 2023 and all of 2024, which increased loan interest income $750,000.

•
The average balance of other loans increased $14.5 million as a result of outstanding student loans. This resulted in an increase of $861,000 on total interest income due to volume. The average yield of other loans increased 67 basis points to 8.10% due to the higher rate environment resulting in an increase in income of $442,000.

Total interest expense increased $20,741,000 for the nine months ended September 30, 2024 compared with the comparative period last year as a result of an increase in the volume of interest-bearing liabilities and an increase in rate on interest-bearing liabilities. Interest expense increased $6,975,000 due to volume as a result of an increase in interest bearing liabilities of $346.1 million. The average rate paid on interest-bearing liabilities increased from 1.83% to 3.02%. The increase was driven by the Federal Reserve interest rate increases in 2022 and 2023, which caused interest expense to increase $13,766,000.

Index
•
The average balance of interest bearing deposits increased $346.1 million from September 30, 2023 to September 30, 2024. The increase was due to the HVBC acquisition. The effect of these volume changes was an increase in interest expense of $6,200,000. The average rate paid on interest bearing deposits was 2.68% for the first nine months of 2024 and 1.64% for the comparable period in 2023. This resulted in an increase in interest expense of $12,732,000. The increase was due to the Federal Reserve increasing interest rates during 2022 and 2023.

•
The average balance of other borrowed funds increased $22.0 million. This resulted in an increase in interest expense of $775,000. There was an increase in the average rate paid on other borrowed funds from 4.49% to 4.91% due to the interest rate increases by the Federal Reserve that increased borrowings costs resulting in an increase in interest expense of $1,034,000.

Tax equivalent net interest income for the three months ended September 30, 2024 was $21,570,000 which compares to $22,668,000 for the same period last year.  This represents a decrease of $1,098,000, or 4.8% and was primarily caused by an increase in the volume of interest earning assets due to the HVBC acquisition.

Total tax equivalent interest income was $38,935,000 for the three month period ended September 30, 2024, compared to $36,953,000 for the comparable period last year, an increase of $1,982,000. This increase was a result of an increase of $1,225,000 due to a change in volume as average interest-bearing assets increased $39.4 million due to organic growth primarily in our Delaware and Southeast Pennsylvania markets. As a result of the higher market interest rate environment, the yield on average interest earning assets increased 22 basis points from 5.36% to 5.58% resulting in an increase in interest income of $757,000.

Total loan interest income increased $2,075,000 for the three months ended September 30, 2024 compared to the same period last year, primarily due to organic growth in our Delaware and Sotuheast Pennsylvania markets.

•
Interest income on residential mortgage loans increased $397,000. The change due to rate was an increase of $435,000 as the average yield on residential mortgages increased from 5.47% to 5.95% as a result of the higher rate environment during the second half of 2023 and all of 2024.

•
The average balance of construction loans increased $17.3 million primarily as a result of projects in our southeast Pennsylvania market. This resulted in an increase of $297,000 on total interest income due to volume. The change due to rate was a decrease of $163,000 as the average yield on construction loans decreased from 7.97% to 7.53%.

•
The average balance of commercial loans increased $38.3 million from a year ago. The growth was primarily attributable to growth in the Delaware market and the southeast Pennsylvania market. This had a positive impact of $553,000 on total interest income due to volume.

•
The average yield of agricultural loans increased 42 basis points to 5.38% due to the higher rate environment resulting in an increase in income of $163,000. The average balance of agricultural loans increased $13.6 million from a year ago. This had a positive impact of $368,000 on total interest income due to volume.

•
The average balance of other loans increased $23.0 million as a result of outstanding student loans. This resulted in an increase of $463,000 on total interest income due to volume. The average yield on other loans increased 30 basis points to 8.13% due to the rate earned on the student loans, resulting in an increase in interest income of $69,000.

Total interest expense increased $3,080,000 for the three months ended September 30, 2024 compared with the comparative period last year as a result of an increase in the volume of interest-bearing liabilities and an increase in rate on interest-bearing liabilities. Interest expense increased $729,000 due to volume as a result of an increase in interest bearing liabilities of $44.2 million. The average rate paid on interest-bearing liabilities increased from 2.56% to 3.06%. The increase was driven by the Federal Reserve interest rate increases in 2022 and 2023, which caused interest expenses to increase $2,351,000.

Index
•
The average balance of interest bearing deposits increased $71.7 million from September 30, 2023 to September 30, 2024 primarily due to increases in brokered certificates of deposits and in increase in municipal deposits. The effect of these volume changes was an increase in interest expense of $1,073,000. The average rate paid on interest bearing deposits was 2.76% for the three months ended September 30 2024 and 2.15% for the comparable period in 2023. This resulted in an increase in interest expense of $2,302,000. The increase was due to the Federal Reserve increasing interest rates during 2022 and 2023.

•
The average balance of other borrowed funds decreased $27.4 million. This resulted in a decrease in interest expense of $344,000. There was an increase in the average rate paid on other borrowed funds from 4.78% to 4.84% due to the interest rate increases by the Federal Reserve that increased borrowings costs resulting in an increase in interest expense of $49,000.

Provision for Credit Losses

For the nine month period ended September 30, 2024, we recorded a provision for credit losses of $2,587,000, which represents a decrease of $2,741,000 from the $5,328,000 provision recorded in the corresponding nine months of last year. The provision for 2023 includes $4,591,000 associated with the HVBC acquisition and $162,000 as a provision for off-balance sheet items, which is also primarily attributable to the HVBC acquisition. Excluding these items, the provision for 2024 is $1,850,000 more than the comparable period in 2023 and is due to an increase in non-performing other commercial loans that were originated by HVBC that subsequent to the acquisition have deteriorated. The provision in 2024 is also higher due to an increase in past due and non-accrual loans, the vast majority of which were acquired as part of the HVBC acquisition, and an increase in classified loans. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

For the three months ended September 30, 2024, we recorded a provision for credit losses of ($200,000), which represents a decrease of $675,000 from the $475,000 provision recorded in the corresponding three months of last year.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Service charges	$4,393	$4,196	$197	4.7
Trust	629	583	46	7.9
Brokerage and insurance	1,773	1,429	344	24.1
Gains on loans sold	1,648	674	974	144.5
Equity security gains (losses), net	127	(223)	350	(157.0)
Available for sale security losses, net	-	(51)	51	(100.0)
Gain on sale of Braavo division	1,102	-	1,102	NA
Earnings on bank owned life insurance	1,334	941	393	41.8
Other	1,056	567	489	86.2
Total	$12,062	$8,116	$3,946	48.6

Index
	Three months ended September 30,		Change
	2024	2023	Amount	%
Service charges	$1,636	$1,692	$(56)	(3.3)
Trust	184	172	12	7.0
Brokerage and insurance	545	473	72	15.2
Gains on loans sold	752	460	292	63.5
Equity security gains, net	159	69	90	130.4
Available for sale security gains, net	-	-	-	NA
Earnings on bank owned life insurance	338	489	(151)	(30.9)
Other	141	307	(166)	(54.1)
Total	$3,755	$3,662	$93	2.5

Non-interest income for the nine months ended September 30, 2024 totaled $12,062,000, an increase of $3,946,000 when compared to the same period in 2023. For the three months ended September 30, 2024, non-interest income increased $93,000 to $3,755,000.  During the first nine months of 2024, net equity security gains amounted to $127,000 as a result of market gains associated with general banking stock gains compared with a $223,000 loss in the comparable 2023 period associated with market conditions for that period. There were no sales of available for sale securities during the first nine months of 2024. During the nine months ended September 30, 2023, there were $51,000 of losses from the sale of $10.0 million available for sale municipal securities. Additionally, $76.5 million of securities obtained as part of the acquisition were sold for no gain or loss during the second quarter of 2023.

The increase in gains on loans sold for the nine month periods ended September 30, 2024 compared to 2023 is attributable the HVBC acquisition and their residential lending model, which focused on originating and selling residential mortgage loans, which includes the use of interest rate locks and other derivative activities, which is included in other income. The increase in earnings on bank owned life insurance is due to the HVBC acquisition. During the first quarter of 2024, the Company completed the sale of certain assets acquired as part of the HVB acquisition, which included loans and accrued interest, and software, as well as transferring certain contracts, processes and employees of a division internally known as Braavo. The proceeds from the sale totaled approximately $7.2 million and generated a pre-tax gain of approximately $1.1 million.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Salaries and employee benefits	$29,622	$25,598	$4,024	15.7
Occupancy	3,805	2,870	935	32.6
Furniture and equipment	791	568	223	39.3
Professional fees	2,021	1,274	747	58.6
FDIC insurance	1,589	1,000	589	58.9
Pennsylvania shares tax	866	893	(27)	(3.0)
Amortization of intangibles	432	219	213	97.3
Merger and acquisition	-	9,269	(9,269)	(100.0)
Software expenses	1,508	1,274	234	18.4
ORE expenses	246	126	120	95.2
Other	8,038	5,811	2,227	38.3
Total	$48,918	$48,902	$16	0.0

Index
	Three months ended September 30,		Change
	2024	2023	Amount	%
Salaries and employee benefits	$9,715	$10,005	$(290)	(2.9)
Occupancy	1,215	1,221	(6)	(0.5)
Furniture and equipment	260	255	5	2.0
Professional fees	620	506	114	22.5
FDIC insurance	555	375	180	48.0
Pennsylvania shares tax	226	297	(71)	(23.9)
Amortization of intangibles	136	157	(21)	(13.4)
Merger and acquisition	-	623	(623)	(100.0)
Software expenses	500	551	(51)	(9.3)
ORE expenses (recovery)	84	111	(27)	(24.3)
Other	2,718	2,343	375	16.0
Total	$16,029	$16,444	$(415)	(2.5)

Non-interest expenses increased $16,000 for the nine months ended September 30, 2024 compared to the same period in 2023. Salaries and employee benefits increased $4,024,000 or 15.7%. The increase was due to merit increases effective at the beginning of 2024, additional full time equivalent employees (FTE) of 48.0, which is an increase of 13.9%, and an increase in health care expenses due to higher claims on the Company’s partially self-funded plan and the additional headcount.

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

For the three months ended September 30, 2024, non-interest expenses decreased $415,000 when compared to the same period in 2023. Salaries and benefits decreased $290,000 due to a decrease in headcount of 4.4 FTEs and commission expense for the comparable periods. The changes in merger and acquisition expenses, FDIC insurance and other expenses correspond to the changes for the nine month period.

Provision for Income Taxes

The provision for income taxes was $4,304,000 for the nine month period ended September 30, 2024 compared to $2,020,000 for the same period in 2023. The increase is primarily attributable to the increase in income before the provision for income taxes of $11,848,000 for the comparable periods due to the one-time costs associated with the HVBC acquisition.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 17.8% and 16.4% for the first nine months of 2024 and 2023, respectively, compared to the statutory rate of 21%.

For the three months ended September 30, 2024, the provision for income taxes was $1,714,000 compared to $1,599,000 for the same period in 2023. The increase is attributable to an increase in income before income tax of $103,000 and earnings on bank owned life insurance being exempt from Federal income tax. Our effective tax rate was 18.5% and 17.5% for the three months ended September 30, 2024 and 2023, respectively.

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

Index
Financial Condition

Total assets were $3.03 billion at September 30, 2024, an increase of $51.1 million from $2.98 billion at December 31, 2023, due primarily to increases in loans. Cash and cash equivalents decreased $16.1 million to $36.8 million. Available for sale securities increased $1.6 million. Total deposits increased $128.7 million to $2.45 billion since year-end 2023, while borrowed funds decreased $90.3 million to $231.7 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $36.8 million at September 30, 2024 compared to $52.8 million at December 31, 2023. The decrease is due to a decrease in the cash held at the Federal Reserve.  Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$55,614	13.2	$60,771	14.5
U. S. Treasury notes	123,304	29.3	143,288	34.1
Obligations of state & political subdivisions	97,442	23.1	101,787	24.3
Corporate obligations	12,641	3.0	12,403	3.0
Mortgage-backed securities in government sponsored entities	130,189	30.9	99,352	23.6
Equity securities	1,730	0.5	1,938	0.5
Total	$420,920	100.0	$419,539	100.0

	September 30, 2024/
	December 31, 2023
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(5,157)	(8.5)
U. S. Treasury notes	(19,984)	(13.9)
Obligations of state & political subdivisions	(4,345)	(4.3)
Corporate obligations	238	1.9
Mortgage-backed securities in
government sponsored entities	30,837	31.0
Equity securities	(208)	(10.7)
Total	$1,381	0.3

Our investment portfolio increased by $1.4 million, or 0.3%, from December 31, 2023 to September 30, 2024. During 2024, we purchased $36.2 million of mortgage-backed securities in U.S government sponsored entities. We experienced $8.9 million of principal repayments and $33.8 million of calls and maturities. As a result of decreases in market interest rates, the unrealized loss on available for sale investment portfolio decreased $9.2 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ended September 30, 2024 yielded 2.36%, compared to 2.18% in the comparable period in 2023, on a tax equivalent basis.

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

Loans Held for Sale

Loans held for sale increased $4.1 million to $13.5 million as of September 30, 2024 from December 31, 2023 due to the third quarter typically being more active for residential home sales than the fourth quarter.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,		December 31,
	2024		2023
	Amount	%	Amount	%
Real estate:
Residential	$353,254	15.2	$359,990	16.0
Commercial	1,110,548	47.6	1,092,887	48.6
Agricultural	331,734	14.2	314,802	14.0
Construction	178,706	7.7	195,826	8.7
Consumer	143,064	6.1	61,316	2.7
Other commercial loans	134,285	5.8	136,168	6.1
Other agricultural loans	24,537	1.1	30,673	1.4
State & political subdivision loans	54,874	2.3	57,174	2.5
Total loans	2,331,002	100.0	2,248,836	100.0
Less allowance for credit losses	21,695		21,153
Net loans	$2,309,307		$2,227,683

	September 30, 2024/
	December 31, 2023
	Change
	Amount	%
Real estate:
Residential	$(6,736)	(1.9)
Commercial	17,661	1.6
Agricultural	16,932	5.4
Construction	(17,120)	(8.7)
Consumer	81,748	133.3
Other commercial loans	(1,883)	(1.4)
Other agricultural loans	(6,136)	(20.0)
State & political subdivision loans	(2,300)	(4.0)
Total loans	$82,166	3.7

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

Loan activity picked up slightly during the third quarter of 2024. The decrease in construction loans was due to the underlying projects being completed and transferred to the commercial and agricultural real estate portfolios. As part of the Braavo sale, we sold $6.1 million of other commercial loans. Due to timing, student loans increased in the first half of 2024 resulting in an increase in consumer loans.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of September 30, 2024, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 301.5% of consolidated risk based capital. Construction, land and land development loans represented 62.8% of consolidated risk based capital as of September 30, 2024. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios. The Company continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans. As of September 30, 2024, management believes that it has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Index
Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of September 30, 2024 (dollars in thousands):

	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate	Amount	%	Amount	%	Amount	%
Residential Rental	$4,484	0.40%	$176,309	15.88%	$180,793	16.28%
Multifamily Rental	2,281	0.21%	170,105	15.32%	172,386	15.52%
Student Housing	-	0.00%	47,898	4.31%	47,898	4.31%
Office	9,268	0.83%	55,062	4.96%	64,330	5.79%
Medical office	9,811	0.88%	7,155	0.64%	16,966	1.53%
Retail	46,258	4.17%	115,635	10.41%	161,893	14.58%
Self Storage	1,981	0.18%	9,864	0.89%	11,845	1.07%
Industrial/Flex/Warehouse	17,716	1.60%	65,153	5.87%	82,869	7.46%
Mixed Use	17,579	1.58%	65,984	5.94%	83,563	7.52%
Hotel/Motel	42,699	3.84%	63,338	5.70%	106,037	9.55%
Healthcare/Hospitals	7,264	0.65%	-	0.00%	7,264	0.65%
Schools/Higher Ed/Vocational	661	0.06%	8,087	0.73%	8,748	0.79%
Amusement/Entertainment	16,681	1.50%	5,246	0.47%	21,927	1.97%
Specialty	24,743	2.23%	25,060	2.26%	49,803	4.48%
Land	2,548	0.23%	45,971	4.14%	48,519	4.37%
Senior Living	-	0.00%	2,935	0.26%	2,935	0.26%
Other	24,252	2.18%	18,520	1.67%	42,772	3.85%
Total	$228,226	20.55%	$882,322	79.45%	$1,110,548	100.00%

The following table provides a breakdown of our construction portfolio by collateral type as of September 30, 2024 (dollars in thousands):

Construction	Amount	%
Residential	$53,989	30.21%
Multifamily	59,820	33.47%
Office	9,934	5.56%
Retail	13,947	7.80%
Self Storage	10,589	5.93%
Industrial/Flex/Warehouse	13,442	7.52%
Mixed Use	6,912	3.87%
Hotel/Motel	623	0.35%
Schools/Higher Ed/Vocational	1,414	0.79%
Specialty	131	0.07%
Land and agricultural	5,759	3.22%
Other	2,146	1.20%
Total	$178,706	100.00%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at September 30, 2024 (dollars in thousands):

LTV Range	Number of Loans	Amount	%
0%-25%	857	$146,371	13.18%
25.01%-50%	541	304,675	27.43%
50.01%-60%	298	205,120	18.47%
60.01%-70%	359	290,361	26.15%
70.01%-75%	178	111,032	10.00%
75.01%-80%	54	43,157	3.89%
>80%	8	9,832	0.89%
Total	2,295	$1,110,548	100.00%

Index
While the Company lends to companies that service companies that explore for natural gas in our market area, the Company has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Company are to service industry customers which include trucking companies, stone quarries and other support businesses, favoring customers that have had a relationship with the Company prior to supporting the exploration for natural gas. We also have originated loans to businesses and individuals for restaurants, hotels and apartment rentals that have been developed and expanded to meet the housing and living needs of the gas industry workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities have been originated in accordance with specific policies and procedures for lending to these entities, which include more stringent loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

For loans sold on the secondary market, the Company recognizes fee income for servicing certain sold loans, which is included in non-interest income.

Allowance for Credit Losses - Loans

 The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $21,695,000 or 0.93% of total loans as of September 30, 2024 as compared to $21,153,000 or 0.94% of loans as of December 31, 2023. The $542,000 increase is a result of a $3,086,000 provision for credit losses – loans less net charge-offs of $2,544,000. Net charge-offs for 2024 are driven by loans acquired as part of the HVBC acquisition due to collateral issues. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,		December 31
	2024		2023
	Amount	%	Amount	%
Real estate loans:
Residential	$1,986	15.2	$2,354	16.0
Commercial	9,287	47.6	9,178	48.6
Agricultural	3,815	14.2	3,264	14.0
Construction	1,471	7.7	1,950	8.7
Consumer	1,367	6.1	1,496	2.7
Other commercial loans	1,824	5.8	2,229	6.1
Other agricultural loans	116	1.1	270	1.4
State & political subdivision loans	63	2.3	45	2.5
Unallocated	1,766	N/A	367	N/A
Total allowance for credit losses	$21,695	100.0	$21,153	100.0

The following table provides information related to credit loss experience and loan quality for the nine months ended September 30, 2024 and the year ended December 31, 2023 (dollars in thousands).

Index
September 30, 2024	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$(364)	$(4)	$357,089	0.00%	0.56%	0.75%	74.52%
Commercial	109	-	1,106,699	0.00%	0.84%	0.97%	85.85%
Agricultural	551	-	323,145	0.00%	1.15%	0.73%	157.91%
Construction	(479)	-	185,832	0.00%	0.82%	1.09%	75.51%
Consumer	(83)	(46)	96,942	-0.05%	0.96%	0.60%	159.88%
Other commercial loans	2,089	(2,494)	133,726	-1.87%	1.36%	1.46%	92.97%
Other agricultural loans	(154)	-	25,774	0.00%	0.47%	0.79%	59.79%
State & political subdivision loans	18	-	56,116	0.00%	0.11%	0.00%	NA
Unallocated	1,399	-	-	NA	NA	NA	NA
Total	$3,086	$(2,544)	$2,285,323	-0.11%	0.93%	0.89%	104.01%

December 31, 2023	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$1,112	$(1)	$290,971	0.00%	0.65%	0.86%	76.38%
Commercial	2,089	-	986,188	0.00%	0.84%	0.10%	808.63%
Agricultural	(217)	-	312,423	0.00%	1.04%	0.85%	122.25%
Construction	1,252	-	135,315	0.00%	1.00%	1.20%	82.73%
Consumer	(31)	(325)	94,519	(0.34%)	2.44%	1.14%	213.41%
Other commercial loans	1,643	(954)	95,300	(1.00%)	1.64%	1.29%	127.37%
Other agricultural loans	-	-	30,557	0.00%	0.88%	1.60%	54.88%
State & political subdivision loans	3	-	59,308	0.00%	0.08%	0.00%	NA
Unallocated	(359)	-	-	NA	NA	NA	NA
Total	$5,492	$(1,280)	$2,004,581	(0.06%)	0.94%	0.54%	173.57%

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of September 30, 2024. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, credit loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Credit Losses - Loans” to the consolidated financial statements.

The following table is a summary of our non-performing assets as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
(dollars in thousands)	2024	2023
Non-performing loans:
Non-accruing loans	$20,858	$12,187
Accrual loans - 90 days or more past due	701	516
Total non-performing loans	21,559	12,703
Foreclosed assets held for sale	2,486	474
Total non-performing assets	$24,045	$13,177

The increase in foreclosed assets held for sale is primarily due to a commercial construction loan that was foreclosed on during the second quarter of 2024.

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2023 to September 30, 2024 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	September 30, 2024				December 31, 2023
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$624	$256	$2,665	$2,921	$3,061	$18	$3,082	$3,100
Commercial	5,288	353	10,818	11,171	1,396	404	1,135	1,539
Agricultural	637	28	2,416	2,444	73	75	2,670	2,745
Construction	-	-	1,948	1,948	4,795	-	2,357	2,357
Consumer	164	12	855	867	298	13	701	714
Other commercial loans	509	52	1,962	2,014	826	6	1,750	1,756
Other agricultural loans	200	-	194	194	7	-	492	492
Total nonperforming loans	$7,422	$701	$20,858	$21,559	$10,456	$516	$12,187	$12,703

Index
	Change in Non-Performing Loans
	September 30, 2024 /December 31, 2023
(in thousands)	Amount	%
Real estate:
Residential	$(179)	(5.8)
Commercial	9,632	625.9
Agricultural	(301)	(11.0)
Construction	(409)	(17.4)
Consumer	153	21.4
Other commercial loans	258	14.7
Other agricultural loans	(298)	(60.6)
Total nonperforming loans	$8,856	69.7

Nonperforming loans increased $8.9 million during 2024. During the first nine months of 2024, the Bank placed five large commercial relationships and one large construction relationship on non-accrual status, while also foreclosing on one construction loan that was transferred to foreclosed assets held for sale, which accounts for the majority of the change in non-performing loans since year-end. At September 30, 2024, approximately $15.7 million, or 72.8%, of the Bank’s non-performing loans are associated with the following nine customer relationships:

•
A commercial loan relationship with $559,000 outstanding, and additional letters of credit of $1.2 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of September 30, 2024. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2020, the Company had the underlying equipment collateral appraised and in the first quarter of 2022, the Company had the quarry appraised. The appraisals indicated a decrease in collateral values compared to the appraisal ordered for the loan origination, however, the loan was still considered well secured on a loan to value basis at September 30, 2024. In 2022 and 2023, the customer liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of September 30, 2024.

•
An agricultural loan customer with a total loan relationship of $1.3 million, secured by real estate, equipment and cattle, was on non-accrual status as of September 30, 2024. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continued through 2023. The customer did miss a portion of required payments in 2023, however, in January 2024 the customer modified the bankruptcy plan to account for these missed payments. The customer will exit bankruptcy during the fourth quarter of 2024. Included within these loans to this customer are loans which are subject to Farm Service Agency guarantees in excess of $700,000. Depressed milk prices created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of September 30, 2024.

•
An agricultural loan customer with a total loan relationship of $1.1 million, secured by real estate was on non-accrual status as of September 30, 2024. The customer filed bankruptcy in the first quarter of 2023 with the plan approved in the second quarter of 2024. The first payment under the plan was received in the second quarter of 2024 with additional payments received in the third quarter. We expect that we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised.  Management reviewed the collateral and determined that no specific reserve was required as of September 30, 2024.

Index
•
A commercial construction loan customer with a total loan relationship of $1.9 million, secured by partially developed real estate, was on non-accrual status as of September 30, 2024. The customer has experienced delays in developing the real estate for resale resulting in financing difficulties. Management reviewed the collateral and determined that no specific reserve was required as of September 30, 2024.

•
A commercial and residential real estate customer with a total relationship of $1.2 million secured by a restaurant and residence was on non-accrual status as of September 30, 2024. The customer has experienced a slow-down in business at the restaurant as well as higher operating costs creating cashflow difficulties. Management reviewed the collateral and determined that a specific reserve of $60,000 was required as of September 30, 2024.

•
A commercial loan relationship with $1.7 million outstanding secured by residential and commercial real estate, a car collection and gun collection was on non-accrual status as of September 30, 2024. The Company lost a contract and has gone out of business. We expect that we will need to rely upon the collateral for repayment of interest and principal. Management reviewed the collateral and determined that a specific reserve of $355,000 was required as of September 30, 2024.

•
A commercial real estate customer with a total relationship of $3.9 million secured by commercial real estate was on non-accrual status as of September 30, 2024. The loan to the customer matured during the second quarter of 2024 and no interest payments were made on the loan through September 30, 2024. During the fourth quarter of 2024, a new loan was underwritten and approved for the customer, which required the payment of all past due payments of principal and interest. Management reviewed the collateral and determined that no specific  reserve was required as of September 30, 2024.

•
A commercial real estate customer with a total relationship of $2.9 million secured by commercial real estate was on non-accrual status as of September 30, 2024. The loan to the customer matured during the second quarter of 2024. The customer has a signed sales agreement that is expected to close in the fourth quarter of 2024. Management reviewed the collateral and determined that no specific reserve was required as of September 30, 2024.

•
A commercial real estate customer with a total relationship of $1.2 million secured by commercial real estate was on non-accrual status as of September 30, 2024. The loan to the customer matured during the second quarter of 2024. An extension for this loan is under consideration and being negotiated with the customer that would require the payment of all past due payments of principal and interest and an extending the maturity date. Management reviewed the collateral and determined that no specific reserve was required as of September 30, 2024.

Management believes that the allowance for credit losses - loans at September 30, 2024 was adequate at that date, which was based on the following factors:
•	Nine loan relationships comprise 72.8% of the non-performing loan balance, which required a specific reserve of $415,000 as of September 30, 2024.
•	The Company has a history of low charge-offs, which were 0.15% of average loans on an annualized basis for 2024 and 0.09% for 2023.

Index
Bank Owned Life Insurance

The Company owns bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of September 30, 2024, and December 31, 2023, the cash surrender value of the life insurance was $50.1 million and $49.9 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $1,334,000 and $941,000 for the nine month periods ended September 30, 2024 and 2023, respectively. During the first quarter of 2024, the Company received proceeds of $1,147,000, which included death benefits of $326,000 on a former employee of the Company. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies and acquired as part of the HVBC acquisition are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of September 30, 2024 and December 31, 2023, included in other liabilities on the Consolidated Balance Sheet was a liability of $566,000 and $610,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $147,000 to $21.2 million as of September 30, 2024 from December 31, 2023 as a result of depreciation.

Other assets

Other assets decreased $11.3 million to $47.7 million. The primary driver of the decrease was an investment security that matured, but did not settle as of December 31, 2023. It subsequently settled in 2024.

Deposits

The following table shows the composition of deposits as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30,		December 31,
	2024		2023
	Amount	%	Amount	%
Non-interest-bearing deposits	$548,218	22.4	$523,784	22.6
Interest bearing demand deposits	15,011	0.6	-	-
NOW accounts	568,519	23.2	670,712	28.9
Savings deposits	290,210	11.8	307,357	13.2
Money market deposit accounts	456,865	18.6	400,154	17.2
Certificates of deposit	571,326	23.2	419,474	18.1
Total	$2,450,149	99.8	$2,321,481	100.0

Index
	September 30, 2024/
	December 31, 2023
	Change
	Amount	%
Non-interest-bearing deposits	$24,434	4.7
Interest bearing demand deposits	15,011	NA
NOW accounts	(102,193)	(15.2)
Savings deposits	(17,147)	(5.6)
Money market deposit accounts	56,711	14.2
Certificates of deposit	151,852	36.2
Total	$128,668	5.5

Deposits increased $128.7 million since December 31, 2023. The increase in deposits was driven by increases in state and political organizations and timing of their tax receipts and an increase in brokered deposits of $32.3 million. We continue to see customer funds being transferred to higher-yielding investment alternatives. Brokered deposits totaled $141.6 million and $109.3 million as of September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the Bank estimates that balances held by customers in excess of the FDIC insurance limit ($250,000 per insured account) totaled $1.24 billion, or 50.5% of the Bank’s total deposits. Included in this balance are balances held through Intrafi, which provides customers with additional FDIC insurance, as well as deposits collateralized by securities  or letters of credit (almost exclusively municipal deposits). The total of these items was $695.0 million, or 28.4% of the Bank’s total deposits, as of September 30, 2024.

Borrowed Funds

Borrowed funds were $231.7 million and $322.0 million as of September 30, 2024 and December 31, 2023, respectively. The decrease in borrowed funds was due to the decrease in loans and the seasonal increase in deposits.

In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at September 30, 2024 was $3,828,000 and is included within fair value of derivative instruments on the consolidated balance sheets.

The Company’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a declining rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders’ equity was $298.7 million at September 30, 2024 compared to $279.7 million at December 31, 2023, an increase of $18,988,000, or 6.8%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $13.0 million, or 4.3%. The accumulated comprehensive loss decreased $6.0 million, which was primarily the result of the increase in fair value of the Company’s available for sale investment portfolio caused by the decrease in longer term market interest rates. For the first nine months of 2024, the Company had net income of $19.8 million and declared cash dividends of $7.0 million, or $1.46 per share, representing a cash dividend payout ratio of 35.1%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments due to changes in market interest rates. As a result of decreases in longer term market interest rates, the defined benefit plan obligations and the interest rate swaps entered into during 2020, accumulated other comprehensive loss decreased approximately $6.0 million from December 31, 2023.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. There is a two quarter grace period for a qualifying community bank to return to 9% as long as the CBLR is least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At September 30, 2024, the Bank leverage ratio under the CBLR framework was 8.96%, which is less than 9.0% requirement to be considered “well-capitalized” under the CBLR. As such, as of September 30, 2024, and going forward, the Bank reverted to the prompt corrective action framework and will no  longer utilize the CBLR framework until such time as the CBLR exceeds 9%. The following table provides the Bank’s computed risk‑based capital ratios as of September 30, 2024, which reflects the Bank being “well capitalized” on that date (dollars in thousands):

Index
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$278,944	11.55%	$193,129	8.00%	$241,411	10.00%
Bank	$283,172	11.75%	$192,854	8.00%	$241,068	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$237,796	9.85%	$144,847	6.00%	$193,129	8.00%
Bank	$261,297	10.84%	$144,641	6.00%	$192,854	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$230,296	9.54%	$108,635	4.50%	$156,917	6.50%
Bank	$261,297	10.84%	$108,481	4.50%	$156,694	6.50%

Tier 1 Capital (to Average Assets):
Company	$237,796	8.15%	$115,584	4.00%	$144,480	5.00%
Bank	$261,297	8.96%	$116,664	4.00%	$145,830	5.00%

At December 31, 2023, the Bank leverage ratio under the CBLR framework was 8.54%. This ratio allowed the Bank to fall within the grace period of the CBLR as of December 31, 2023.

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Commitments to extend credit	$421,048	$546,006
Standby letters of credit	15,444	18,682
	$436,492	$564,688

Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$766	$938

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one-time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2024 and December 31, 2023 was $13,025,000 and $13,121,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

Index
The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first nine months of 2024 were $852,000 compared to $2,308,000 during the same time period in 2023.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $1.07 billion, of which $384.8 million was outstanding, at September 30, 2024. The Bank also has two federal funds line with third party providers for $34.0 million as of September 30, 2024, which are unsecured and were undrawn upon as of September 30, 2024. The Company also has a borrower in custody line with the Federal Reserve Bank of approximately $14.2 million, which also was not drawn upon as of September 30, 2024. The Company has a $15.0 million line of credit with a New York community bank, of which $9.6 million was utilized as of September 30, 2024. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2024, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $4.2 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At September 30, 2024, the Company has equity securities that represent only 0.06% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of September 30, 2024 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-400 Shock	$97,156	$5,469	5.96
-300 Shock	95,505	3,818	4.16
-200 Shock	94,681	2,994	3.27
-100 Shock	93,644	1,957	2.13
Base	91,687	-	-
+100 Shock	89,418	(2,269)	(2.47)
+200 Shock	86,642	(5,045)	(5.50)
+300 Shock	84,345	(7,342)	(8.01)
+400 Shock	82,068	(9,619)	(10.49)

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

Index
(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1	Legal Proceedings

Management is not aware of any pending or threatened litigation that would have a material adverse effect on the consolidated financial position of the Company.  Any pending proceedings are ordinary, routine litigation incidental to the business of the Company and its subsidiaries.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and its subsidiaries by government authorities.

Item 1A	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. At September 30, 2024, the risk factors of the Company have not changed materially from those reported in our 2023 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/24 to 7/31/24	-	$0.00	-	148,231
8/1/24 to 8/31/24	-	$0.00	-	148,231
9/1/24 to 9/30/24	1,141	$50.47	1,141	147,090
Total	1,141	$42.02	1,141	147,090

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

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6 ‑ Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Restated Articles of Incorporation of Citizens Financial Services, Inc. (1)

3.2	Articles of Amendment of Restated Articles of Incorporation of Citizens Financial Services, Inc. (2)

3.3	Bylaws of Citizens Financial Services, Inc. (3)

3.4	Amendment No. 1 to Amended and Restated Bylaws of Citizens Financial Services, Inc. (4)

4.1	Form of Common Stock Certificate. (5)

10.1	Amended and Restated First Citizens Community Bank Annual Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

Citizens Financial Services, Inc. (Registrant)

November 7, 2024	/s/	Randall E. Black
	By:	Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	/s/	Stephen J. Guillaume
	By:	Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)