Form 10-K
period 2024-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2025-03-06
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    ☐  Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $201,151,000 as of June 30, 2024.

As of February 25, 2025, there were 4,759,471 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.

Citizens Financial Services, Inc.
Form 10-K

Index
PART I

ITEM 1 – BUSINESS.

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on April 30, 1984 to be the holding company for First Citizens Community Bank (the “Bank”), a Pennsylvania-chartered bank and trust company. During 2020, CZFS Acquisition Company, LLC (CZFS) was formed as a wholly owned subsidiary of the Company, and subsequently the Company’s interest in the Bank was transferred to CZFS to facilitate the merger with MidCoast Community Bancorp, Inc. (MidCoast) and its wholly owned subsidiary, MidCoast Community Bank (“MC Bank”), which was completed on April 17, 2020.  During 2024, the Company began the process to terminate the corporate existence of CZFS. On June 16, 2023, the Company acquired HV Bancorp, Inc. (“HVBC”) and its wholly owned subsidiary, Huntingdon Valley Bank (“HVB”). The Company is primarily engaged in the ownership and management of CZFS, its subsidiary, the Bank and the Bank’s wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA LLC (“Realty”). During 2024, the Bank began the process to terminate the corporate existence of Realty.

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

The Bank’s main office is located at 15 South Main Street, Mansfield (Tioga County), Pennsylvania.  In addition to the main office in Mansfield, the Bank operates 38 full service offices, two limited branch offices and three mortgage centers in its market areas. The Bank’s north central, Pennsylvania market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter, Lycoming and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York. The south-central Pennsylvania market consists of Lebanon county and portions of Berks, Lancaster and Schuylkill Counties in Pennsylvania. The Central Pennsylvania market consists of our offices in Centre, Clinton, Lycoming and Union counties and the surrounding communities. Our Delaware market consists of Wilmington and Dover, Delaware and portions of Chester County, Pennsylvania and was due to the MidCoast acquisition, which added two offices in Wilmington, Delaware and one office in Dover, Delaware. In November of 2020, the Bank opened a full-service branch in Chester County, Pennsylvania and in 2024, the Bank opened a limited production office, in Georgetown, Delaware. The south east Pennsylvania market consists of Montgomery, Bucks and Philadelphia counties in Pennsylvania, as well as Burlington County New Jersey and was the result of the HVBC acquisition. The economy of the Bank’s market areas are diversified and include manufacturing industries, wholesale and retail trade, service industries, agricultural and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central, central and south-central Pennsylvania, the southern tier of New York and the cities and surrounding areas of Wilmington and Dover, Delaware.

The economy of the Bank’s market areas are diversified and include manufacturing industries, wholesale and retail trade, service industries, agricultural and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central, central south-east and south-central Pennsylvania, the southern tier of New York and the cities and surrounding areas of Wilmington and Dover, Delaware.

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

HUMAN CAPITAL RESOURCES

At December 31, 2024, we had a total of 410 employees, including 27 part-time and 9 commissioned employees and of which approximately 70% are women. The full-time equivalent of our total employees at December 31, 2024 was 387. As a financial institution, approximately 42% of our employees are employed at our branch and loan production offices. The success of our business is highly dependent on our employees, who provide value to our customers and communities through their dedication to our mission. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

We encourage and support the growth and development of our associates and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through internally developed training programs and specialty education within banking and using universities that offer Banking Management programs. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. At December 31, 2024, 19% of our current staff had been with us for fifteen years or more.

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

Index
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

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy, as discussed above. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2024, the Bank’s leverage ratio was 8.99%, which is less than the ratio required to be considered “well-capitalized” under the CBLR framework.

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

Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2024, without prior regulatory approval, aggregate dividends of approximately $29.9 million, plus net profits earned to the date of such dividend declaration.

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

Index
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

FEDERAL RESERVE SYSTEM

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). These reserve requirements are subject to annual adjustment by the FRB.  For 2024, the Bank would have been required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to and including $644.0 million, plus 10% on the remainder, and the first $36.1 million of otherwise reservable balances would have been exempt. In March 2020, the FRB reduced all reserve requirements to zero in response to the COVID-19 pandemic.

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

Index
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

The Company is exempt from the FRB’s consolidated capital adequacy guidelines for bank holding companies because the Company’s consolidated assets are less than $3.0 billion as of June 30, 2024.  The FRB consolidated capital adequacy guidelines are at least as stringent as those required for the subsidiary depository institutions.

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

Index
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

Changes in interest rates also affect the value of the Bank’s interest-earning assets, and in particular the Bank’s securities portfolio.  Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as a separate component of stockholders’ equity, net of tax, while unrealized gains and losses on equity securities directly impact earnings.  Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity or net income.

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

RISKS RELATED TO OUR LIQUIDITY

Access to Liquidity

Liquidity is the ability to meet cash flow obligations as they come due and cash flow needs on a timely basis and at a reasonable cost. The liquidity of the Bank is used to make loans and to repay deposit and borrowing liabilities as they become due, or are demanded by customers and creditors. Many factors affect the Bank’s ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and standing in the marketplace, and general economic conditions.

Index
The Bank’s primary source of funding is customer deposits, gathered throughout its network of banking offices. Through its subsidiary (First Citizens Community Bank), the Company is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. The Company has a line of credit with the FHLB-Pittsburgh that is secured by a blanket lien on its loan portfolio. Access to this line of credit is critical if a funding need arises. However, there can be no assurance that the FHLB-Pittsburgh will be able to provide funding when needed, nor can there be assurance that the FHLB-Pittsburgh will provide funds specifically to the Company should its financial condition deteriorate and/or regulators prevent that access. The inability to access this source of funds could have a materially adverse effect on the Company’s financial flexibility if alternate financing is not available at acceptable interest rates. The failure of the FHLB-Pittsburgh or the FHLB system in general, may materially impair the Corporation’s ability to meet short- and long-term liquidity needs or to meet growth plans. In addition, the Bank also maintains borrowing capacity with the Federal Reserve Bank of Philadelphia. The Bank’s securities and loan portfolios provide a source of contingent liquidity that could be accessed in a reasonable time period through sales.

The Corporation's management and Board of Directors, through the Asset-Liability Committee (the "ALCO"), monitor liquidity and the ALCO establishes and monitors acceptable liquidity ranges. The Bank actively manages its liquidity position through target ratios. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

Changes in economic conditions, including consumer savings habits and availability of or access to capital, could potentially have a significant impact on the Bank’s liquidity position, which in turn could materially impact the Corporation’s financial condition, results of operations and cash flows.

RISKS RELATED TO OUR LENDING ACTIVITIES

Activities related to the drilling for natural gas in the Marcellus and Utica Shale formations impacts certain customers of the Bank.

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

Higher credit losses could require us to increase our allowance for credit losses through a charge to earnings.

When we loan money, we incur the risk that our borrowers do not repay their loans. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. A decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional credit loss allowances in future periods. In addition, bank regulators may require us to make a provision for credit losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our credit loss allowance. Any increase in our allowance for credit losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Index
Our allowance for credit losses amounted to $21.7 million, or 0.94% of total loans outstanding and 84.4% of nonperforming loans, at December 31, 2024. Our allowance for credit losses at December 31, 2024 may not be sufficient to cover future credit losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings.

During 2023, the Bank implemented ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets.  The underlying premise of the Update was that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement was affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The implementation of this standard did result in a decrease of $2.2 million to the Company’s allowance for credit losses effective January 1, 2023 compared to December 31, 2023.

Our emphasis on commercial real estate, agricultural real estate, construction and other commercial loan lending may expose us to increased lending risks.

At December 31, 2024, we had $1.12 billion in loans secured by commercial real estate, $327.7 million in agricultural real estate loans, $164.3 million in construction loans and $131.3 million in other commercial loans. Commercial real estate loans, agricultural real estate, construction and other commercial loans represented 48.5%, 14.2%, 7.1% and 5.7%, respectively, of our loan portfolio.  At December 31, 2024, we had $17.8 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural real estate, construction and other commercial loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. We monitor loan concentrations on an individual relationship and industry wide basis to monitor the amount of risk we have in our loan portfolio.

Agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower’s control.

At December 31, 2024, our agricultural loans, consisting primarily of agricultural real estate loans and other agricultural loans, totaled $357.4 million, representing 15.5% of our total loan portfolio. The primary activities of our agricultural customers include dairy and beef farms, poultry and swine operations, crops and support businesses.  Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. Weaker prices could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land, animals and equipment that serves as collateral for certain of our loans. At December 31, 2024, the Company had loans to the dairy industry totaling $111,924,000, or 4.8% of total loans and 31.3% of total agricultural loans compared to 5.3% of total loans and 34.3% of total agricultural loans at December 31, 2023.

Our agricultural loans are dependent on the profitable operation and management of the farm property securing the loan and its cash flows. The success of a farm property may be affected by many factors outside the control of the borrower, including:

•	adverse weather conditions (such as hail, drought and floods), restrictions on water supply or other conditions that prevent the planting or harvesting of a crop or limit crop yields;
•	loss of crops or livestock due to disease, like Avian influenza, or other factors;

Index
•	declines in the market prices or demand for agricultural products (both domestically and internationally), for any reason;
•	increases in production costs (such as the costs of labor, rent, feed, fuel and fertilizer);
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

We have actively engaged in loan participations whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. We underwrite any loan we participate in as if we are originating the loan. The primary difference is that financial information is received from the participating financial institution and not the borrower. The loans we participate in as a purchaser totaled $95.9 million and $87.8 million at December 31, 2024 and 2023, respectively. As a percent of total loans, participation purchased loans were 4.2%, and 3.9% as of December 31, 2024 and 2023, respectively.  Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.

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

RISKS RELATED TO OUR INVESTMENT SECURITIES

The Company’s investment securities portfolio is subject to credit risk, market risk, and liquidity risk, and declines in value in its investment securities portfolio may require it to record impairment charges that could have a material adverse effect on its results of operations and financial condition.

Index
The Company’s investment securities portfolio has risks beyond its control that can significantly influence the portfolio’s fair value. These factors include, but are not limited to, changes in interest rates, changes in prepayment speeds, changes in general economic conditions, rating agency downgrades of the securities, defaults of the issuers of the securities and market liquidity. Any change in current accounting principles or interpretations of these principles could impact the Company’s assessment of fair value and thus its determination of other-than-temporary impairment of the securities in its investment securities portfolio. The Bank may be required to record other-than-temporary impairment charges on its investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors, including collateral deterioration underlying securities, lack of liquidity for resales of certain investment securities, absence of reliable pricing information for certain investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could negatively affect the Bank’s securities portfolio in future periods. An other-than-temporary impairment charge could have a material adverse effect on the Company’s results of operations and financial condition.

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

As a result of acquisitions, the Bank acquired a portfolio of loans sold to the FHLB, which were sold under the Mortgage Partnership Finance Program ("MPF"). While the Bank was not an active participant in the MPF program in 2024, we continue to evaluate the program to see if it would be beneficial to our customers and our performance. The MPF portfolio balance was $8,928,000 at December 31, 2024. The FHLB maintains a first-loss position for the MPF portfolio that totals $168,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $229,000 of losses. The Bank has not experienced any losses for the MPF portfolio.

RISKS RELATED TO OUR MARKET AREA

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Lycoming, Potter, and Tioga in north central Pennsylvania, Lebanon, Schuylkill, Berks and Lancaster in south central, Pennsylvania, Centre and Clinton in central Pennsylvania, and Allegany, Steuben, Chemung and Tioga Counties in southern New York.  With the acquisition of MidCoast, we consider the cities and surrounding areas of Wilmington and Dover, Delaware, as well as Kennett Square, Pennsylvania in Chester County, as primary market areas. With the acquisition of HVBC, we have expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branches, four mortgage centers and one business banking facility. The majority of the Bank’s loan and deposits come from households and businesses whose primary address is located in the Bank’s primary market areas.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market areas.  Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania, New York, New Jersey and Delaware could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase the volume of our loan and deposit portfolios.  As of June 30, 2024, which is the most recent date for which information is available, we held 35.4% of the FDIC insured deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the largest share of deposits out of eight financial institutions with offices in the area, and 6.1% of the FDIC insured deposits in Allegany County, New York, which was the third largest share of deposits out of three financial institutions with offices in this area. As of June 30, 2024, we held 7.9% of the FDIC insured deposits in Lebanon County, Pennsylvania, which was the fourth largest share out of the 12 financial institutions with offices in the County. As of June 30, 2024, we held 3.6% of the FDIC insured deposits in Clinton County, Pennsylvania, which was the eighth largest share out of the eight financial institutions with offices in the County. Our offices in Berks, Centre, Chester, Lancaster, Lycoming, Schuylkill, Montgomery, Bucks and Philadelphia Counties of Pennsylvania and our offices in Wilmington and Dover, Delaware and Burlington, New Jersey all have less than 3% of the FDIC insured deposits of the corresponding County as of June 30, 2024. This data does not include deposits held by credit unions. Competition also makes it more difficult to hire employees and more expensive to retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes (fintech) and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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

We are periodically subject to examination and regulation by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

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

Index
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

Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to the Company, adversely impacting the Company’s liquidity and ability to pay dividends. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank's ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2024, the book value of our goodwill was $85.8 million, all of which was recorded at the Bank.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

Index
ITEM 1C – CYBERSECURITY

Risk Management and Strategy

Cybersecurity is a critical component of our risk management program, given the increasing reliance on technology and potential of cyber threats. Our Information Security Officer is primarily responsible for the cybersecurity / information security program.  The Information Security Officer reports directly to the Chief Operating Officer, and periodically reports to the Audit and Examination Committee of our board of directors.

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

Governance

Our Information Security Officer is responsible for managing our information security program, inclusive of cybersecurity risk assessment, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business continuity. Some of these responsibilities are carried out in collaboration with other internal departments, such as the information technology department.  In any case, the Information Security Officer provides guidance, oversight, and monitoring of the information security program, and acts in an independent role, reporting directly to the Chief Operating Officer and subsequently to the Audit and Examination Committee of the board of directors. Our Information Security Officer has extensive bank operations experience, has attained Certified Banking Security Manager certification with the banking industry, and attends relevant cybersecurity training sessions on a regular basis. Our information technology department consists of technology professionals with varying degrees of education and experience.  Our information technology management team has significant technology and operational experience, including experience in mitigating and responding to cybersecurity threats.

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

Index
ITEM 2 – PROPERTIES .

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. The Bank owns twenty-five banking facilities and leases twenty-three other facilities.

The net book value of owned banking facilities and leasehold improvements totaled $17,373,000 as of December 31, 2024.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

ITEM 3 - LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's consolidated financial condition or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the Nasdaq Stock Market under the symbol “CZFS”. The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company's Board of Directors expects that comparable cash dividends will continue to be paid by the Company in the future; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend distribution. Cash available for dividend distributions to stockholders of the Company comes primarily from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if, after payment, the Company would be able to pay debts as they become due in the usual course of our business and total assets will be greater than the sum of total liabilities.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions. Also see “Supervision and Regulation – Regulatory Restrictions on Bank Dividends,” “Supervision and Regulation – Holding Company Regulation,” and “Note 16 – Regulatory Matters” to the consolidated financial statements.

As of February 25, 2025, the Company had 1,847 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2024:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/24 to 10/31/24	-	$0.00	-	147,090
11/1/24 to 11/30/24	-	$0.00	-	147,090
12/1/24 to 12/31/24	904	$69.02	904	146,186
Total	904	$69.02	904	146,186

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

Additionally, during the quarter ended December 31, 2024, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the Amended and Restated First Citizens Community Bank Annual Incentive Plan. Additionally, during the quarter ended December 31, 2024, certain employees resigned from the Company and forfeited unvested restricted shares awarded to them through the Amended and Restated First Citizens Community Bank Annual Incentive Plan.

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

Index
The Company engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Lycoming,  Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. With the recently completed HVBC acquisition, we have expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branches, four mortgage centers and one business banking facility. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 48 banking facilities, 38 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square, Warrington, Williamsport, Plumsteadville, Philadelphia, two branches near the city of Lebanon and two branches in Huntington Valley. The Company has limited branch offices located in Winfield, Pennsylvania and Georgetown, Delaware. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. The mortgage centers acquired as part of the acquisition are located in Montgomeryville, PA, Huntington Valley, PA, Philadelphia, PA and Mount Laurel, NJ. The business banking facility is located in Philadelphia, PA. In the fourth quarter of 2023, we opened a branch in Williamsport, Pennsylvania. During 2024, the Montgomeryville, PA mortgage office was closed and the Georgetown office was opened.

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

Index
TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES

Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts. In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2024, and 2023, assets owned and invested by customers of the Bank through the Bank’s investment representatives totaled $395.9 million and $329.4 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2024 and 2023 of $180.7 million and $167.9 million, respectively. During the year ended December 31, 2024, $2.2 million of new trust accounts were opened, $10.2 million of additional contributions to trust accounts were made, $11.0 million was distributed from trust accounts, and $4.0 million of accounts were closed. As a result of market fluctuations, the fair value of the trust accounts increased approximately $15.4 million during the year ended December 31, 2024. The following table reflects trust accounts by investment type and structure:

(market values - in thousands)	2024	2023
INVESTMENTS:
Bonds	$18,432	$16,386
Stock	32,804	32,270
Savings and Money Market Funds	21,496	16,531
Mutual Funds	91,846	86,261
Mineral interests	3,000	4,715
Mortgages	738	780
Real Estate	9,812	9,444
Miscellaneous	2,582	1,507
TOTAL	$180,710	$167,894
ACCOUNTS:
Trusts	51,232	46,713
Guardianships	330	330
Employee Benefits	67,275	60,759
Investment Management	61,871	60,091
Custodial	2	1
TOTAL	$180,710	$167,894

Our financial consultants offer full service brokerage and financial planning services throughout the Bank’s market areas.  Appointments can be made at any Bank branch.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

RESULTS OF OPERATIONS

Net income for the year ended December 31, 2024 was $27,818,000, which represents an increase of $10,007,000, or 56.2%, when compared to 2023 due primarily to the absence of one-time costs associated with the HVBC acquisition that were recognized in 2023. Net income for the year ended December 31, 2023 was $17,811,000, which represents a decrease of $11,249,000, or 38.7%, when compared to 2022 due primarily to the one-time costs associated with the HVBC acquisition. Basic earnings per share were $5.86, $4.02 and $7.17 for 2024, 2023 and 2022, respectively, while diluted earnings per share were $5.85, $4.02 and $7.17 for 2024, 2023 and 2022, respectively.

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

Index
The following table sets forth the Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created.

Analysis of Average Balances and Interest Rates
	2024			2023			2022
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	28,264	730	2.58	24,470	572	2.34	52,655	171	0.32
Total short-term investments	28,264	730	2.58	24,470	572	2.34	52,655	171	0.32
Interest bearing time deposits at banks	3,878	121	3.09	5,255	164	3.10	8,352	229	2.75
Investment securities:
Taxable	359,724	8,685	2.41	383,241	8,043	2.10	372,430	6,238	1.68
Tax-exempt (3)	105,141	2,650	2.52	112,806	2,866	2.54	120,592	3,106	2.58
Total investment securities	464,865	11,335	2.44	496,047	10,909	2.20	493,022	9,344	1.90
Loans:
Residential mortgage loans	356,292	20,758	5.83	290,971	15,918	5.47	204,063	9,712	4.76
Construction loans	182,714	13,607	7.45	135,315	9,485	7.01	73,214	3,298	4.50
Commercial Loans	1,242,182	78,912	6.35	1,081,488	64,561	5.97	854,460	41,155	4.82
Agricultural Loans	350,588	18,978	5.41	342,980	17,061	4.97	347,420	15,387	4.43
Loans to state & political subdivisions	55,919	2,213	3.96	59,308	2,299	3.88	56,004	1,863	3.33
Other loans	107,656	8,654	8.04	94,519	7,204	7.62	58,715	3,201	5.45
Loans, net of discount (2)(3)(4)	2,295,351	143,122	6.24	2,004,581	116,528	5.81	1,593,876	74,616	4.68
Total interest-earning assets	2,792,358	155,308	5.56	2,530,353	128,173	5.07	2,147,905	84,360	3.93
Cash and due from banks	9,306			9,341			6,708
Bank premises and equipment	21,124			19,871			17,287
Other assets	183,674			139,474			84,066
Total non-interest earning assets	214,104			168,686			108,061
Total assets	3,006,462			2,699,039			2,255,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	765,445	19,205	2.51	666,505	13,396	2.01	520,895	2,425	0.47
Savings accounts	296,275	1,532	0.52	318,299	1,314	0.41	323,939	421	0.13
Money market accounts	397,942	12,482	3.14	364,385	8,713	2.39	343,288	2,004	0.58
Certificates of deposit	481,862	19,107	3.97	328,553	8,276	2.52	299,110	2,466	0.82
Total interest-bearing deposits	1,941,524	52,326	2.70	1,677,742	31,699	1.89	1,487,232	7,316	0.49
Other borrowed funds	323,409	15,536	4.80	326,577	15,159	4.64	149,661	3,907	2.61
Total interest-bearing liabilities	2,264,933	67,862	3.00	2,004,319	46,858	2.34	1,636,893	11,223	0.69
Demand deposits	385,702			382,979			374,675
Other liabilities	40,593			38,419			20,443
Total non-interest-bearing liabilities	426,295			421,398			395,118
Stockholders' equity	315,234			273,322			223,955
Total liabilities & stockholders' equity	3,006,462			2,699,039			2,255,966
Net interest income		87,446			81,315			73,137
Net interest spread (5)			2.56%			2.73%			3.24%
Net interest income as a percentage of average interest-earning assets			3.13%			3.21%			3.41%
Ratio of interest-earning assets to interest-bearing liabilities			123.00			126.00			131.00

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21% for 2024, 2023 and 2022.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Federal statutory rate for the corresponding year. Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2024, 2023 and 2022, respectively (in thousands):

Index
	2024	2023	2022
Interest and dividend income from investment securities, interest bearing time deposits and short-term investments (non-tax adjusted) (GAAP)	$11,629	$11,043	$9,092
Tax equivalent adjustment	557	602	652
Interest and dividend income from investment securities, interest bearing time deposits and short-term investments (tax equivalent basis) (Non-GAAP)	$12,186	$11,645	$9,744

	2024	2023	2022
Interest and fees on loans (non-tax adjusted) (GAAP)	$142,688	$116,075	$74,265
Tax equivalent adjustment	434	453	351
Interest and fees on loans (tax equivalent basis) (Non-GAAP)	$143,122	$116,528	$74,616

	2024	2023	2022
Total interest income	$154,317	$127,118	$83,357
Total interest expense	67,862	46,858	11,223
Net interest income (GAAP)	86,455	80,260	72,134
Total tax equivalent adjustment	991	1,055	1,003
Net interest income (tax equivalent basis) (Non-GAAP)	$87,446	$81,315	$73,137

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2024 vs. 2023 (1)			2023 vs. 2022 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$95	$63	$158	$(38)	$439	$401
Interest bearing time deposits at banks	(43)	-	(43)	(102)	37	(65)
Investment securities:
Taxable	(438)	1,080	642	187	1,618	1,805
Tax-exempt	(194)	(22)	(216)	(199)	(41)	(240)
Total investment securities	(632)	1,058	426	(12)	1,577	1,565
Total investment income	(580)	1,121	541	(152)	2,053	1,901
Loans:
Residential mortgage loans	3,752	1,088	4,840	4,593	1,613	6,206
Construction loans	3,499	623	4,122	3,737	2,450	6,187
Commercial Loans	10,027	4,324	14,351	12,312	11,094	23,406
Agricultural Loans	370	1,547	1,917	(194)	1,868	1,674
Loans to state & political subdivisions	(134)	48	(86)	115	321	436
Other loans	1,038	412	1,450	2,422	1,581	4,003
Total loans, net of discount	18,552	8,042	26,594	22,985	18,927	41,912
Total Interest Income	17,972	9,163	27,135	22,833	20,980	43,813
Interest Expense:
Interest-bearing deposits:
NOW accounts	2,174	3,635	5,809	853	10,118	10,971
Savings accounts	(90)	308	218	(7)	900	893
Money Market accounts	854	2,915	3,769	130	6,579	6,709
Certificates of deposit	4,861	5,970	10,831	266	5,544	5,810
Total interest-bearing deposits	7,799	12,828	20,627	1,242	23,141	24,383
Other borrowed funds	(151)	528	377	6,786	4,466	11,252
Total interest expense	7,648	13,356	21,004	8,028	27,607	35,635
Change in net interest income	$10,324	$(4,193)	$6,131	$14,805	$(6,627)	$8,178

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

2024 vs. 2023

Tax equivalent net interest income for 2024 was $87,446,000 compared to $81,315,000 for 2023, an increase of $6,131,000 or 7.5%. Total interest income increased $27,135,000, as loan interest income increased $26,594,000, and total investment income increased $541,000. Interest expense increased $21,004,000 from 2023.

Index
Total tax equivalent interest income from investment securities increased $426,000 in 2024 from 2023. The average balance of investment securities decreased $31.2 million, which had an effect of decreasing interest income by $632,000 due to volume. During 2024, the Bank had limited investment activity in the first half of the year and used investment cashflows to fund loan activity, as well as to offset seasonal deposit fluctuations. The average tax-effected yield on our investment portfolio increased from 2.20% in 2023 to 2.44% in 2024. The increase in the tax-effected yield is attributable to purchases made during 2023 and 2024, which were made in a higher market interest rate environment. As a result of the yield on investment securities increasing 24 basis points (bps) to 2.44%, interest income on investment securities increased $1,058,000, with the increase related to taxable securities.  The investment strategy for 2024 was similar to 2023 in that cashflows from the investment portfolio were used to repay overnight borrowings as well as fund loan growth. The decrease in the average balance of the investment portfolio was due to investment repayments and maturities. During 2024, the investment purchases made were primarily in mortgage-backed securities that provided the widest spread to treasuries, which were primarily purchased at a discount. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

In total, loan interest income increased $26,594,000 in 2024 from 2023.  The average balance of our loan portfolio increased by $290.8 million in 2024 compared to 2023, which resulted in an increase in interest income of $18,552,000 due to volume, primarily due to the HVBC acquisition completed in June 2023 being included in the Company’s results for the entirety of 2024 and an increase in the average balance of student loans. The average tax-effected yield on our loan portfolio was 6.24% for 2024 compared to 5.81% for 2023 resulting in an increase in loan interest income of $8,042,000. The tax-effected yield increased during 2024 due to a rise in market interest rates.

•
Interest income on residential mortgage loans increased $4,840,000. The average balance of residential mortgage loans increased $65.3 million as a result of the HVBC acquisition, resulting in an increase of $3,752,000 due to volume. The change due to rate was an increase of $1,088,000 as the average yield on residential mortgages increased from 5.47% in 2023 to 5.83% in 2023 as a result of the higher rate environment in 2023 and 2024.

•
The average balance of construction loans increased $47.4 million from 2023 to 2024 as a result of projects in our south eastern Pennsylvania market acquired as part of the HVBC acquisition, and Delaware market, which resulted in an increase of $3,499,000 in interest income. The average yield on construction loans increased from 7.01% to 7.45%, which correlated to a $623,000 increase in interest income.

•
Interest income on commercial loans increased $14,351,000 from 2023 to 2024.  The increase in the average balance of commercial loans of $160.7 million is primarily attributable to the HVBC acquisition. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $10,027,000. Our lenders have been able to attract and retain loan relationships in their markets by providing excellent customer service and having attractive products.  We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the Small Business Administration (SBA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area. The average yield on commercial loans increased 38 bps to 6.35% in 2024, resulting in an increase in interest income due to rate of $4,324,000. The increase in yield on commercial loans was a result of the higher rate environment in 2023 and 2024.

•
Interest income on agricultural loans increased $1,917,000 from 2023 to 2024.  The increase in the average balance of agricultural loans of $7.6 million is primarily attributable to the south-central Pennsylvania market. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $370,000.  The average yield on agricultural loans increased from 4.97% in 2023 to 5.41% in 2024 due to the increase in market rates, resulting in an increase in interest income due to rate of $1,547,000. We believe our lenders are adept at customizing and  understanding the needs of individual borrowers,  and have the expertise to structure loans for customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the United States Department of Agriculture’s (USDA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area.

Index
•
The average balance of other loans increased $13.1 million as a result of an increase in outstanding student loans. This resulted in an increase of $1,038,000 on total interest income due to volume. The average tax equivalent yield on other loans increased from 7.62% in 2023 to 8.04% in 2024, increasing interest income by $412,000 in other loans due to the increase in market rates in 2023 and 2024.

Total interest expense increased $21,004,000 in 2024 compared to 2023.  The majority of the increase was due to an increase in the average rate paid on interest bearing liabilities of 66 basis points to 3.00%. This increase resulted in an increase in interest expense of $13,356,000. The increase in rates was driven by the Federal Reserve’s response to inflation during 2022 and 2023 by increasing interest rates, which were not offset by the rate cuts made in the second half of 2024. The average rate on money markets increased from 2.39% to 3.14% resulting in an increase in interest expense of $2,915,000. The average rate paid on savings accounts increased 11 bps and resulted in an increase in interest expense of $308,000. The average rate paid on NOW accounts increased from 2.01% to 2.51% resulting in an increase in interest expense of $3,635,000.  The average rate paid on certificates of deposits increased from 2.52% to 3.97% resulting in an increase in interest expense of $5,970,000. The average rate paid on other borrowed funds increased from 4.64% to 4.80% resulting in an increase in interest expense of $528,000.

Average interest-bearing liabilities increased $260.6 million in 2024, with average interest-bearing deposits increasing $263.8 million and average other borrowings decreasing $3.2 million. As a result of the increase in average deposits, interest expense increased $7,799,000 as result of the change in volume. Increases in average deposits, which were primarily driven by the HVBC acquisition, included NOW accounts of $98.9 million and money market accounts of $33.6 million. Certificates of deposits increased $153.4 million due to the acquisition, an increase in brokered CD’s and conversion of non-maturity deposits to term products. The average balance of other borrowed funds decreased $3.2 million due to the maturity of several borrowings, which corresponds to a decrease in interest expense of $151,000.

Our tax equivalent net interest margin for 2024 was 3.13% compared to 3.21% for 2023, with the change attributable to the yield of interest-earning assets increasing less than the cost from interest-bearing liabilities during 2024. Interest rates continued to increase during the first half of 2024 due to the increases in market interest rates and competitive pressure for deposits. With inflation decreasing, the Federal Reserve did start decreasing rates, but rates still remain high in relation to  recent years. The year began with inflation remaining above the Federal Reserve’s targets, but had decreased enough that allowed the Federal Reserve to lower rates, but not to the extent the market had forecast at the beginning of 2024.  The yield curve remained inverted for the majority of 2024, but some positive slope did return to the curve during the 4th quarter of 2024 due to a decrease in short term rates as well as an increase in long term interest rates.

2023 vs. 2022

Tax equivalent net interest income for 2023 was $81,315,000 compared to $73,137,000 for 2022, an increase of $8,178,000 or 11.2%. Total interest income increased $43,813,000, as loan interest income increased $41,912,000, and total investment income increased $1,901,000. Interest expense increased $35,635,000 from 2022.

Total tax equivalent interest income from investment securities increased $1,565,000 in 2023 from 2022. The average balance of investment securities increased $3.0 million, but the average balance of tax-exempt securities decreased $7.8 million, which had an effect of decreasing interest income by $12,000 due to volume. During 2023, the Bank had limited investment activity, excluding the sales of investments obtained as part of the HVBC acquisition. The average tax-effected yield on our investment portfolio increased from 1.90% in 2022 to 2.20% in 2023. The increase in the tax-effected yield was attributable to purchases made during 2022 and 2023, which were made in a higher rate environment. As a result of the yield on investment securities increasing 30 bps to 2.20%, interest income on investment securities increased $1,577,000, with the increase related to taxable securities.  The investment strategy for 2023 was to utilize cashflows from the investment portfolio to repay overnight borrowings. The decrease in the investment portfolio was due to long-term interest rates increasing in the first nine months of 2023 compared to December 31, 2022 and investment repayments and maturities.

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

Index
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

•
The average balance of loans to state and political subdivisions increased $3.3 million from 2022 to 2023 which had a positive impact of $115,000 on total interest income due to volume. The increase in volume was due to customers issuing debt for various public service projects that the Bank was able to finance. The average tax equivalent yield on loans to state and political subdivisions increased from 3.33% in 2022 to 3.38% in 2023, increasing interest income by $321,000.

•
The average balance of other loans increased $35.8 million as a result of an increase in outstanding student loans. This resulted in an increase of $2,422,000 on total interest income due to volume. The average tax equivalent yield on other loans increased from 5.45% in 2022 to 7.62% in 2023, increasing interest income by $1,581,000 in other loans.

Total interest expense increased $35,635,000 in 2023 compared to 2022.  The majority of the increase was due to an increase in the average rate paid on interest bearing liabilities of 165 basis points to 2.34%. This increase resulted in an increase in interest expense of $27,607,000. The increase in rates was driven by the Federal Reserve’s response to inflation during 2022 and 2023 by increasing interest rates. The average rate on money markets increased from 0.58% to 2.39% resulting in an increase in interest expense of $6,579,000. The average rate paid on savings accounts increased 28 bps and resulted in an increase in interest expense of $900,000. The average rate paid on NOW accounts increased from 0.47% to 2.01% resulting in an increase in interest expense of $10,118,000.  The average rate paid on certificates of deposits increased from 0.82% to 2.52% resulting in an increase in interest expense of $5,544,000. The average rate paid on other borrowed funds increased from 2.61% to 4.64% resulting in an increase in interest expense of $4,466,000.

Average interest-bearing liabilities increased $367.4 million in 2023, with average interest-bearing deposits increasing $190.5 million and average other borrowings increasing $176.9 million. As a result of the increase in average deposits, interest expense increased $1,242,000 as result of the change in volume. Increases in average deposits, which were primarily driven by the HVBC acquisition, included NOW accounts of $145.6 million, money market accounts of $21.1 million and certificates of deposits of $29.4 million. The average balance of other borrowed funds increased $176.9 million due to the HVBC acquisition and funding growth, which corresponds to an increase in interest expense of $6,786,000.

Index
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

PROVISION FOR CREDIT LOSSES

For the year ended December 31, 2024, we recorded a provision for credit losses of $2,587,000, which represents a decrease of $2,941,000 from the $5,528,000 provision recorded in 2023. The provision for 2023 includes $4,591,000 associated with the HVBC acquisition and $162,000 as a provision for off-balance sheet items, which is also primarily attributable to the HVBC acquisition. Excluding these items, the provision for 2024 is $1,650,000 more than 2023 and is due to other commercial loans that were originated by HVBC that subsequent to the acquisition have deteriorated and were charged-off during 2024. The provision in 2024 is also higher due to an increase in past due and non-accrual loans, the vast majority of which were acquired as part of the HVBC acquisition, and an increase in classified loans. (see also “Financial Condition – Allowance for Credit Losses - Loans and Credit Quality Risk”).

For the year ended December 31, 2023, we recorded a provision for credit losses of $5,528,000. The provision for 2023 was $3,845,000, or 228.5%, higher than the provision in 2022. The provision for 2023 includes $4,591,000 associated with the HVBC acquisition and $36,000 as a provision for off-balance sheet commitments. Excluding these items, the provision for 2023 is $782,000 less than the comparable period in 2022 and is due to limited organic loan activity in 2023. (see also “Financial Condition – Allowance for Credit Losses - Loans and Credit Quality Risk”).

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the years ended December 31 (dollars in thousands):

	2024	2023	2022
Service charges	$5,749	$5,639	$5,346
Trust	816	764	803
Brokerage and insurance	2,381	1,924	1,895
Equity security gains (losses), net	145	(144)	(247)
Available for sale security gains (losses), net	-	(51)	(14)
Gains on loans sold	2,316	1,452	258
Earnings on bank owned life insurance	1,684	1,254	852
Gain on sale of Braavo division	1,102	-	-
Other	1,208	767	845
Total	$15,401	$11,605	$9,738

	2024/2023		2023/2022
	Change		Change
	Amount	%	Amount	%
Service charges	$110	2.0	$293	5.5
Trust	52	6.8	(39)	(4.9)
Brokerage and insurance	457	23.8	29	1.5
Equity security gains (losses), net	289	(200.7)	103	(41.7)
Available for sale security gains (losses), net	51	(100.0)	(37)	264.3
Gains on loans sold	864	59.5	1,194	462.8
Earnings on bank owned life insurance	430	34.3	402	47.2
Gain on sale of Braavo division	1,102	NA	-	NA
Other	441	57.5	(78)	(9.2)
Total	$3,796	32.7	$1,867	19.2

Index
2024 vs. 2023

Non-interest income increased $3,796,000 in 2024 from 2023, or 32.7%. There were no sales of available for securities during 2024. During 2023, we experienced a $51,000 net loss on available for sale securities. During 2023, we sold $10.0 million of municipal securities for a pre-tax loss of $51,000. Additionally, $76.5 million of securities obtained as part of the HVBC acquisition were sold for no gain or loss during the second quarter of 2023. During 2024, net equity security gains amounted to $145,000 as a result of market conditions experienced in 2024 compared to losses of $144,000 in 2023.

Gains on loans sold increased $864,000 compared to 2023. The increase in gains on loans sold is attributable the HVBC acquisition and its residential lending model, which focused on originating and selling residential mortgage loans, which includes the use of interest rate locks and other derivative activities, which is included in other income and accounts for the majority of the change in other income of $441,000. The increase in earnings on bank owned life insurance is due to the HVBC acquisition as well as death proceeds from the passing of former employees in 2024 exceeding those received in 2023. During the first quarter of 2024, the Company completed the sale of certain assets acquired as part of the HVBC acquisition, which included loans and accrued interest, software, as well as transferring certain contracts, processes and employees of a division internally known as Braavo. The proceeds from the sale totaled approximately $7.2 million and generated a pre-tax gain of approximately $1.1 million.

2023 vs. 2022

Non-interest income increased $1,867,000 in 2023 from 2022, or 19.2%.  We experienced a $51,000 net loss on available for sale securities in 2023 compared to net losses totaling $14,000 in 2022. During 2023, we sold $10.0 million of municipal securities for a pre-tax loss of $51,000. Additionally, $76.5 million of securities obtained as part of the HVBC acquisition were sold for no gain or loss during the second quarter of 2023. During 2022, we sold $7.5 million of US Agency securities for a pre-tax loss of $14,000. During 2023, net equity security losses amounted to $144,000 as a result of market conditions experienced in 2023 compared to losses of $247,000 in 2022.

Gains on loans sold increased $1,194,000 compared to 2022. The increase in gains on loans sold is attributable to the HVBC acquisition and activity acquired as part of the acquisition. The increase in service charges of $293,000 for 2023 is attributable to an increase in customer spending in 2023 compared to 2022 and the HVBC acquisition. The increase in earnings on bank owned life insurance is due to the HVBC acquisition and the passing of a former employee of the Company during 2023.

Non-interest Expenses

The following tables reflect the breakdown of non-interest expense by major category for the years ended December 31 (dollars in thousands):

	2024	2023	2022
Salaries and employee benefits	$39,347	$34,990	$27,837
Occupancy	5,013	4,123	3,138
Furniture and equipment	1,038	822	565
Professional fees	2,599	1,962	1,641
FDIC insurance	1,996	1,475	676
Pennsylvania shares tax	1,114	583	907
Amortization of intangibles	564	373	156
Merger and acquisition	-	9,269	292
ORE expenses	212	166	17
Software expenses	1,953	1,784	1,446
Other	11,750	9,275	8,019
Total	$65,586	$64,822	$44,694

Index
	2024/2023		2023/2022
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$4,357	12.5	$7,153	25.7
Occupancy	890	21.6	985	31.4
Furniture and equipment	216	26.3	257	45.5
Professional fees	637	32.5	321	19.6
FDIC insurance	521	35.3	799	118.2
Pennsylvania shares tax	531	91.1	(324)	(35.7)
Amortization of intangibles	191	51.2	217	139.1
Merger and acquisition	(9,269)	(100.0)	8,977	3,074.3
ORE expenses	46	27.7	149	876.5
Software expenses	169	9.5	338	23.4
Other	2,475	26.7	1,256	15.7
Total	$764	1.2	$20,128	45.0

2024 vs. 2023

Non-interest expenses for 2024 totaled $65,586,000, which represents an increase of 764,000, compared to 2023 expenses of $64,822,000. Salary and benefit costs increased $4,357,000, or 12.5%, due to an additional 34.3 full-time equivalent employees (FTE) as a result of the HVBC acquisition, merit increases for 2024, as well as an increase in health insurance costs due to additional headcount and claims.

The increases in occupancy, furniture and fixtures, software expenses and amortization expenses was due to the HVBC acquisition and additional branches acquired as part of it. FDIC insurance expense increased $521,000 due to the Company’s increased size and the Bank’s lower leverage capital ratio during the first half of 2024 compared to 2023. Professional fees increased due to increased legal expenses, of which $201,000 was related to the sale of certain Braavo assets. Pennsylvania shares tax increased due to the increased size of the Bank. Other expenses increased primarily due to the acquisition, with increases experienced in subscriptions, marketing and advertising, postage, printing, data communication expenses and FHLB letter of credit fees. Independent of the HVBC acquisition, other expenses increased due to insurance reimbursement received in 2023 to cover amounts previously charged-off through expense. Merger and acquisition costs for the HVBC acquisition totaled $9,269,000 in 2023 and included professional and consulting fees, printing, travel, contract termination payments and severance-related expenses.

2023 vs. 2022

Non-interest expenses for 2023 totaled $64,822,000, which represents an increase of $20,128,000, compared to 2022 expenses of $44,694,000. Salaries and employee benefits increased $7,153,000 or 25.7%. The increase was due to merit increases effective at the beginning of 2023, additional FTEs of 47.8, which is an increase of 15.4%, and an increase in health care expenses due to higher claims on the Company’s partially self-funded plan and the additional headcount due to the HVBC acquisition.

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

Provision for Income Taxes

The provision for income taxes was $5,865,000, $3,704,000 and $6,435,000 for 2024, 2023 and 2022, respectively. The effective tax rates for 2024, 2023 and 2022 were 17.4%, 17.2% and 18.1%, respectively.

The increase in income tax expense of $2,161,000 in 2024 compared to 2023 was due to the increase of $12,168,000 in income before the provision for income taxes, which accounts for an increase in tax expense of $2,555,000 at a 21% tax rate.

The decrease in income tax expense of $2,731,000 in 2023 compared to 2022 was due to the decrease of $13,980,000 in income before the provision for income taxes, which accounts for a decrease in tax expense of $2,936,000 at a 21% tax rate.

Index
We are involved in seven limited partnership agreements that operate low-income housing projects in our market areas, two of which we entered into during 2022. During 2024 we recognized credits on three of the seven projects, while in 2023 we recognized credits related to two projects, and in 2022 we recognized credits related to one project. Tax credits associated with four of the partnerships were fully utilized by December 2022. We started recognizing credits on two of the partnerships during 2023 and on one partnership in 2024. We anticipate recognizing an aggregate of $6.9 million of tax credits over the next twelve years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), the dollar amount of change and the percentage change during the past year:

	2024		%	2023
	Balance	Increase	Change	Balance
Total assets	$3,025.7	$47.6	1.6	$2,975.3
Total investments	425.9	8.3	2.0	417.6
Total loans, net	2,291.5	63.8	2.9	2,227.7
Total deposits	2,382.0	60.5	2.6	2,321.5
Total borrowings	297.7	(24.3)	(7.5)	322.0
Total stockholders' equity	299.7	20.0	7.2	279.7

Cash and Cash Equivalents

Cash and cash equivalents totaled $42.2 million at December 31, 2024 compared to $52.8 million at December 31, 2023. The decrease is due to a decrease in the cash held at the Federal Reserve. Management actively measures and evaluates the Company’s liquidity through our Asset – Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the year-end composition of the investment portfolio, at fair value, for the two years ended December 31 (dollars in thousands):

	2024	% of	2023	% of
	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$53,487	12.5	$60,771	14.5
U.S. Treasuries	120,502	28.2	143,288	34.1
Obligations of state & political subdivisions	94,902	22.2	101,787	24.3
Corporate obligations	10,438	2.4	12,403	3.0
Mortgage-backed securities	146,583	34.3	99,352	23.6
Equity securities	1,747	0.4	1,938	0.5
Total	$427,659	100.0	$419,539	100.0

The Company’s investment portfolio increased during 2024 by $8.1 million. This increase was fueled by $70.4 million of purchases made during 2024, which offset the maturities and calls that took place in 2024. During 2024, $60.9 million and $9.5 million of mortgage backed securities and US Treasuries were purchased, respectively. The purchases in 2024 were offset by $13.3 million of principal repayments and $49.5 million of calls and maturities. The fair value of our investment portfolio increased approximately $2.1 million in 2024 due to decreases in market interest rates during 2024 and a shortening of the portfolio duration. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2024 was 2.44% compared to 2.20% for 2023 on a tax equivalent basis.

Index
The Federal Reserve held rates unchanged until September 2024 when they pivoted and began lowering the federal funds rate to 4.50% by the end of the year 2024.  The year began with inflation well down from levels in 2023 and the trend lower continued but at a much slower pace and stalled by May 2024.  The Federal Reserve moved their outlook to a balance of risks between their two mandates of inflation and full employment.  Nonfarm payrolls began to decline and dipped below 100,000 for the first time since the end of the 2020 recession. This was the trigger for the Federal Reserve to start lowering interest rates.  Employment levels rebounded but at reduced levels from the prior year and economic growth continued but also at lower levels than the previous year.  The yield curve un-inverted in September 2024 for the first time since June 2022 ending the longest uninterrupted inversion in history.  The year ended with a 2-year to 10-year Treasury positive spread of 33 basis points.  The election cycle in 2024 resulted in a Republican sweep of the Presidency and both houses of Congress, introducing a range of unexpected policy tailwinds.  The outlook continues to be for a soft-landing with positive growth without an increase in inflation and solid employment.  The result is likely fewer rate cuts over an extended period.  For 2024 the bank’s strategy was to increase capital and meet liquidity needs in a volatile market.  As liquidity and capital level permit, the bank’s investment strategy will continue to mitigate its interest rate risk exposure for various rate environments and improve earnings, while providing sufficient cash flows to meet liquidity needs.

At December 31, 2024, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its consolidated stockholders’ equity at that date.

The expected principal repayments at amortized cost and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2024, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 4 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 21% tax rate, which was the rate in effect at December 31, 2024.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. agency securities	$10,576	3.3	$35,023	2.0	$10,995	1.6	$2,000	2.2	$58,594	2.2
U.S. treasuries	41,974	1.0	84,246	1.6	-	-	-	-	126,220	1.4
Obligations of state & political subdivisions	9,950	2.9	16,707	1.9	38,718	1.8	37,762	2.2	103,137	2.1
Corporate obligations	2,267	8.0	8,939	4.9	-	-	-	-	11,206	5.5
Mortgage-backed securities	47,994	4.0	48,924	2.9	42,710	2.5	20,752	3.3	160,380	3.1
Total available-for-sale	$112,761	2.8	$193,839	2.2	$92,423	2.1	$60,514	2.6	$459,537	2.4

At December 31, 2024, approximately 66.7% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third-party banks will be sufficient to meet future liquidity needs.

Loans Held for Sale

Loans held for sale increased $228,000 to $9,607,000 as of December 31, 2024 from December 31, 2023. The higher rate environment in 2024 continue to place pressure on refinancing activity as well as new home purchases.

Loans

The Bank’s lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include the Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities, and offices in State College and Mill Hall to support commercial opportunities in central Pennsylvania, especially Centre and Clinton Counties. During 2023, the Bank opened a full-service branch in Williamsport, Pennsylvania to serve Lycoming County and surrounding areas. The MidCoast acquisition expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware, which was further supported by branch openings in Kennett Square, Pennsylvania and Greenville, Delaware. During 2024, the Bank opened a limited production office in Georgetown, Delaware, to primarily support agricultural customers in the Delaware market. In June 2023, we completed the HVBC acquisition, which expanded our markets into south east Pennsylvania, including the counties of Montgomery, Bucks and Philadelphia. It also includes a Mortgage production office in Mount Laurel, New Jersey.

Index
We originate loans primarily to our existing customer base, with new customers generated through the strong relationships that our lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans, although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2024, approximately 85.0% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

The Bank primarily offers fixed rate residential mortgage loans with terms of up to 25 years and adjustable rate mortgage loans (with amortization schedules up to 30 years) with interest rates and payments that adjust based on one, three, five and fifteenyear fixed periods.  Loan to value ratios are usually 80% or less with exceptions for individuals with excellent credit and low debt to income and/or high net worth. Adjustable rate mortgages are tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate.  Home equity loans are written with terms of up to 15 years at fixed rates.  Home equity lines of credit are variable rate loans tied to the Prime Rate generally with a ten year draw period followed by a ten year repayment period. Home equity loans are typically written with a maximum 80% loan to value.

Commercial real estate loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a typical loan to value ratio of 80% or less. During 2024 and 2023, the Bank offered certain customers derivative contracts that allowed the customer to obtain a fixed interest rate for a period up to 10 years.  Where feasible, the Bank participates in the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area.

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

The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2024, the aggregate balance of our participation loans, in which a portion was sold to other lenders totaled $353.6 million, of which $165.7 million was sold.

Activity associated with exploration for natural gas continued in 2024 in the Company’s north central Pennsylvania market. Certain entities drilled new wells and created new pad sites and pipelines, while other companies only maintained their existing wells. While the Bank has loaned to companies that service the exploration activities, the Bank has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Company were to service industry customers which included trucking companies, stone quarries and other support businesses. We also originated loans to businesses and individuals for restaurants, hotels and apartment rentals that were developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities were originated in a prudent and cautious manner and were subject to specific policies and procedures for lending to these entities, which included lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

Index
The following table shows the year-end composition of the loan portfolio as of December 31, 2024 and 2023 (dollars in thousands):

	2024		2023
	Amount	%	Amount	%
Real estate:
Residential	$351,398	15.2	$359,990	16.0
Commercial	1,121,435	48.5	1,092,887	48.6
Agricultural	327,722	14.2	314,802	14.0
Construction	164,326	7.1	195,826	8.7
Consumer	133,207	5.8	61,316	2.7
Other commercial loans	131,310	5.7	136,168	6.1
Other agricultural loans	29,662	1.3	30,673	1.4
State & political subdivision loans	54,182	2.2	57,174	2.5
Total loans	2,313,242	100.0	2,248,836	100.0
Less allowance for credit losses	21,699		21,153
Net loans	$2,291,543		$2,227,683

	2024/2023
	Change
	Amount	%
Real estate:
Residential	$(8,592)	(2.4)
Commercial	28,548	2.6
Agricultural	12,920	4.1
Construction	(31,500)	(16.1)
Consumer	71,891	117.2
Other commercial loans	(4,858)	(3.6)
Other agricultural loans	(1,011)	(3.3)
State & political subdivision loans	(2,992)	(5.2)
Total loans	$64,406	2.9

Total loans grew $64.4 million in 2024 and total $2.31 billion at the end of 2024. The primary driver of growth during 2024 was increases in consumer lending and specifically student loans.

Residential real estate loans decreased $8.6 million primarily due to the high interest rate environment that lessened demand. During 2024, $155.4 million of residential real estate loans were originated for sale on the secondary market, which compares to $87.3 million for 2023 and is due to the acquisition and the residential division acquired as part of the acquisition being in place for all of 2024.  For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

The following table presents the maturity distribution of our loan portfolio as of December 31, 2024 (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due in One year or less	After one year but within five years	After five years through fifteen years	After fifteen years	Total
Real estate:
Residential	$2,475	$8,735	$65,488	$274,700	$351,398
Commercial	108,018	500,360	379,045	134,012	1,121,435
Agricultural	19,801	21,633	167,718	118,570	327,722
Construction	47,686	85,668	16,804	14,168	164,326
Consumer	125,748	3,097	4,094	268	133,207
Other commercial loans	56,174	42,610	32,433	93	131,310
Other agricultural loans	15,924	8,652	5,086	-	29,662
State & political subdivision loans	88	810	35,606	17,678	54,182
	$375,914	$671,565	$706,274	$559,489	$2,313,242

Index
The following table presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of loans in accordance with changes in the interest rate index that mature after December 31, 2025.

Sensitivity of loans to changes in interest rates - loans due after December 31, 2025:	Predetermined interest rate	Floating or adjustable interest rate	Total
Real estate:
Residential	$188,337	$160,586	$348,923
Commercial	514,274	499,143	1,013,417
Agricultural	14,922	292,999	307,921
Construction	43,488	73,152	116,640
Consumer	5,268	2,191	7,459
Other commercial loans	23,912	51,224	75,136
Other agricultural loans	7,187	6,551	13,738
State & political subdivision loans	17,497	36,597	54,094
	$814,885	$1,122,443	$1,937,328

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of December 31, 2024, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 297.4% of consolidated risk based capital. Construction, land and land development loans represented 57.3% of consolidated risk based capital as of December 31, 2024. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios. The Company continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans. The Company continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans. As of December 31, 2024, management believes that it has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of December 31, 2024 (dollars in thousands):

Index
	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate:	Amount	%	Amount	%	Amount	%
Residential Rental	$6,717	0.60%	$177,003	15.78%	$183,720	16.38%
Multifamily Rental	522	0.05%	175,314	15.63%	175,836	15.68%
Student Housing	-	0.00%	47,346	4.22%	47,346	4.22%
Office	11,280	1.01%	57,767	5.15%	69,047	6.16%
Medical office	10,549	0.94%	7,664	0.68%	18,213	1.62%
Retail	57,365	5.12%	114,620	10.22%	171,985	15.34%
Self Storage	1,921	0.17%	9,769	0.87%	11,690	1.04%
Industrial/Flex/Warehouse	24,387	2.17%	65,232	5.82%	89,619	7.99%
Mixed Use	21,051	1.88%	69,783	6.22%	90,834	8.10%
Hotel/Motel	43,178	3.85%	62,941	5.61%	106,119	9.46%
Healthcare/Hospitals	7,162	0.64%	-	0.00%	7,162	0.64%
Schools/Higher Ed/Vocational	934	0.08%	8,020	0.72%	8,954	0.80%
Amusement/Entertainment	16,896	1.51%	5,067	0.45%	21,963	1.96%
Specialty	26,545	2.37%	23,427	2.09%	49,972	4.46%
Land	2,800	0.25%	49,111	4.38%	51,911	4.63%
Senior Living	-	0.00%	5,978	0.53%	5,978	0.53%
Other	1,865	0.17%	9,221	0.82%	11,086	0.99%
Total	$233,172	20.79%	$888,263	79.21%	$1,121,435	100.00%

The following table provides a breakdown of our construction portfolio by collateral type as of December 31, 2024 (dollars in thousands):

Construction:	Amount	%
Residential	$59,334	36.11%
Multifamily	49,838	30.33%
Office	8,456	5.15%
Retail	2,299	1.40%
Self Storage	11,986	7.29%
Industrial/Flex/Warehouse	15,337	9.33%
Mixed Use	7,580	4.61%
Hotel/Motel	623	0.38%
Schools/Higher Ed/Vocational	3,464	2.11%
Agricultural	4,528	2.76%
Other	881	0.54%
Total	$164,326	100.00%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at December 31, 2024 (dollars in thousands):

LTV Range	Number of Loans	Amount	%
0%-25%	820	$152,157	13.57%
25.01%-50%	546	323,919	28.88%
50.01%-60%	303	209,845	18.71%
60.01%-70%	333	267,687	23.87%
70.01%-75%	181	122,075	10.89%
75.01%-80%	51	36,544	3.26%
>80%	8	9,208	0.82%
Total	2,242	$1,121,435	100.00%

Allowance for Credit Losses – Loans and Credit Quality Risk

The allowance for credit losses – loans is maintained at a level which, in management’s judgment, is adequate to absorb probable future credit losses inherent in the loan portfolio.  The provision for credit losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $21,699,000 or 0.94% of total loans as of December 31, 2024 as compared to $21,153,000 or 0.94% of loans as of December 31, 2023. The $546,000 increase is a result of a $3,176,000 provision for credit losses – loans, less net charge-offs of $2,630,000. Net charge-offs for 2024 are driven by loans acquired as part of the HVBC acquisition due to collateral issues.

Index
The adequacy of the allowance for credit losses – loans is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, commercial loans on non-accrual status are specifically reviewed and given a specific reserve, if appropriate. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. For further information on the allowance for credit losses on loans, Note 1, "Summary of Significant Accounting Policies," and Note 5, "Loans," in the consolidated financial statements provides additional disclosure on the allowance for credit losses. As a result of the adoption of ASC 326 effective January 1, 2023, there is a lack of comparability in provision for credit losses for the periods presented prior to 2023. Results for reporting periods beginning after January 1, 2023 are presented using the CECL methodology, while comparative period information continues to be reported in accordance with the incurred loss methodology in effect for prior fiscal years. Note 1, "Summary of Significant Accounting Policies," in the consolidated financial statements provides additional disclosure on the adoption of ASC 326.

The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

	2024		2023
	Amount	%	Amount	%
Real estate loans:
Residential	$1,940	15.2	$2,354	16.0
Commercial	9,174	48.5	9,178	48.6
Agricultural	3,529	14.2	3,264	14.0
Construction	1,402	7.1	1,950	8.7
Consumer	1,405	5.8	1,496	2.7
Other commercial loans	3,699	5.7	2,229	6.1
Other agricultural loans	133	1.3	270	1.4
State & political subdivision loans	61	2.2	45	2.5
Unallocated	356	N/A	367	N/A
Total allowance for credit losses	$21,699	100.0	$21,153	100.0

The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for 2024 (in thousands).

	Balance at December 31, 2023	Charge-offs	Recoveries	Provision	Balance at December 31, 2024
Real estate loans:
Residential	$2,354	$(5)	$-	$(409)	$1,940
Commercial	9,178	-	-	(4)	9,174
Agricultural	3,264	-	-	265	3,529
Construction	1,950	-	-	(548)	1,402
Consumer	1,496	(107)	22	(6)	1,405
Other commercial loans	2,229	(2,561)	21	4,010	3,699
Other agricultural loans	270	-	-	(137)	133
State and political subdivision loans	45	-	-	16	61
Unallocated	367	-	-	(11)	356
Total	$21,153	$(2,673)	$43	$3,176	$21,699

Index
	Balance at December 31, 2022	Impact of adopting CECL	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision	Balance at December 31, 2023
Real estate loans:
Residential	$1,056	$79	$108	$(1)	$-	$1,112	$2,354
Commercial	10,120	(3,070)	39	-	-	2,089	9,178
Agricultural	4,589	(1,145)	-	-	-	(180)	3,264
Construction	801	(103)	37	-	-	1,215	1,950
Consumer	135	1,040	677	(365)	40	(31)	1,496
Other commercial loans	1,040	(328)	828	(963)	9	1,643	2,229
Other agricultural loans	489	(219)	-	-	-	-	270
State and political subdivision loans	322	(280)	-	-	-	3	45
Unallocated	-	726	-	-	-	(359)	367
Total	$18,552	$(3,300)	$1,689	$(1,329)	$49	$5,492	$21,153

Prior to January 1, 2023, the Company calculated the allowance for loan losses using the probable incurred methodology. The activity in our allowance for loan losses was as follows during the year ended December 31, 2022:

	Balance at December 31, 2021	Charge-offs	Recoveries	Provision	Balance at December 31, 2022
Real estate loans:
Residential	$1,147	$-	$-	$(91)	$1,056
Commercial	8,099	-	3	2,018	10,120
Agricultural	4,729	-	-	(140)	4,589
Construction	434	-	-	367	801
Consumer	262	(37)	21	(111)	135
Other commercial loans	1,023	(435)	13	439	1,040
Other agricultural loans	558	-	-	(69)	489
State and political subdivision loans	281	-	-	41	322
Unallocated	771	-	-	(771)	-
Total	$17,304	$(472)	$37	$1,683	$18,552

The following table provides information related to credit loss experience and net (charge-offs) recoveries for 2024, 2023 and 2022.

2024	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non-accrual loans
Real estate:
Residential	$(409)	(5)	$356,292	0.00%	0.55%	0.82%	67.57%
Commercial	(4)	-	1,109,075	0.00%	0.82%	1.28%	63.87%
Agricultural	265	-	324,500	0.00%	1.08%	1.24%	86.88%
Construction	(548)	-	182,714	0.00%	0.85%	0.17%	495.41%
Consumer	(6)	(85)	107,656	-0.08%	1.05%	0.75%	140.22%
Other commercial loans	4,010	(2,540)	133,107	-1.91%	2.82%	1.97%	143.26%
Other agricultural loans	(137)	-	26,088	0.00%	0.45%	1.81%	24.77%
State & political subdivision loans	16	-	55,919	0.00%	0.11%	0.00%	NA
Unallocated	(11)	-	-	NA	NA	NA	NA
Total	$3,176	$(2,630)	$2,295,351	-0.11%	0.94%	1.11%	84.43%

Index
2023	Credit Loss Expense (Benefit)	Net (charge-offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$1,112	(1)	$290,971	0.00%	0.65%	0.86%	76.38%
Commercial	2,089	-	986,188	0.00%	0.84%	0.10%	808.63%
Agricultural	(217)	-	312,423	0.00%	1.04%	0.85%	122.25%
Construction	1,252	-	135,315	0.00%	1.00%	1.20%	82.73%
Consumer	(31)	(325)	94,519	-0.34%	2.44%	1.14%	213.41%
Other commercial loans	1,643	(954)	95,300	-1.00%	1.64%	1.29%	127.37%
Other agricultural loans	-	-	30,557	0.00%	0.88%	1.60%	54.88%
State & political subdivision loans	3	-	59,308	0.00%	0.08%	0.00%	NA
Unallocated	(359)	-	-	NA	NA	NA	NA
Total	$5,492	$(1,280)	$2,004,581	-0.06%	0.94%	0.54%	173.57%

2022
Real estate:
Residential	$(91)	-	$204,063	0.00%	0.50%	0.28%	178.68%
Commercial	2,018	3	782,016	0.00%	1.15%	0.32%	364.29%
Agricultural	(140)	-	312,999	0.00%	1.46%	1.03%	142.43%
Construction	367	-	73,214	0.00%	0.99%	0.00%	NA
Consumer	(111)	(16)	58,715	-0.03%	0.16%	0.00%	NA
Other commercial loans	439	(422)	72,444	-0.58%	1.64%	0.10%	1677.42%
Other agricultural loans	(69)	-	34,421	0.00%	1.40%	0.82%	171.58%
State & political subdivision loans	41	-	56,004	0.00%	0.54%	0.00%	NA
Unallocated	(771)	-	-	NA	NA	NA	NA
Total	$1,683	$(435)	$1,593,876	-0.03%	1.08%	0.40%	267.40%

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses – loans is adequate as of December 31, 2024. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, credit loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses - loans.  The banking agencies could require the recognition of additions to the allowance for credit losses based upon their judgment of information available to them at the time of their examination.

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

Index
See also “Note 5 – Loans and Related Allowance for Credit Losses - Loans” to the consolidated financial statements.

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 62.7% of the loan portfolio at December 31 2024, 58.5% of the allowance is assigned to these portions of the loan portfolio. Residential real estate loans comprise 15.2% of the loan portfolio as of December 31, 2024 and 8.94% of the allowance is assigned to this segment. Other commercial loans comprise 5.7% of the loan portfolio as of December 31, 2024 and 17.05% of the allowance is assigned to this segment.

The following table is a summary of our non-performing assets for the years ended December 31, 2024 and 2023.

	2024	2023
Non-performing loans:
Non-accruing loans	$25,701	$12,187
Accrual loans - 90 days or more past due	276	516
Total non-performing loans	25,977	12,703
Foreclosed assets held for sale	2,635	474
Total non-performing assets	$28,612	$13,177

 The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2023 to December 31, 2024 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	December 31, 2024				December 31, 2023
		Nonperforming Loans				Nonperforming Loans
	30 - 89 Days	90 Days Past	Non-	Total Non-	30 - 89 Days	90 Days Past	Non-	Total Non-
	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$1,527	$-	$2,871	$2,871	$3,061	$18	$3,082	$3,100
Commercial	3,915	-	14,364	14,364	1,396	404	1,135	1,539
Agricultural	383	269	4,062	4,331	73	75	2,670	2,745
Construction	1,119	-	283	283	4,795	-	2,357	2,357
Consumer	312	7	1,002	1,009	298	13	701	714
Other commercial loans	760	-	2,582	2,582	826	6	1,750	1,756
Other agricultural loans	-	-	537	537	8	-	492	492
Total nonperforming loans	$8,016	$276	$25,701	$25,977	$10,457	$516	$12,187	$12,703

	Change in Nonperforming Loans
	2024 / 2023
	Amount	%
Real estate:
Residential	$(229)	(7.4)
Commercial	12,825	833.3
Agricultural	1,586	57.8
Construction	(2,074)	NA
Consumer	295	41.3
Other commercial loans	826	47.0
Other agricultural loans	45	9.1
Total nonperforming loans	$13,274	104.5

Nonperforming loans increased $13.3 million during 2024. During 2024, the Bank placed six commercial relationships and one agricultural relationship on non-accrual status, while also foreclosing on one construction loan that was transferred to foreclosed assets held for sale, which accounts for the majority of the change in non-performing loans since 2023. At December 31, 2024, approximately $18.4 million, or 70.9%, of the Bank’s non-performing loans are associated with the following eleven customer relationships:

Index
•
A commercial loan relationship with $556,000 outstanding, and additional letters of credit of $1.2 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of December 31, 2024. The Company services the natural gas industry, as well as local municipalities. As a result, the reduced exploration for natural gas in north central Pennsylvania has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2020, the Company had the underlying equipment collateral appraised and in the first quarter of 2022, the Company had the quarry appraised. The appraisals indicated a decrease in collateral values compared to the appraisal ordered for the loan origination, however, the loan was still considered well secured on a loan to value basis at December 31, 2024. In 2022 and 2023, the customer liquidated some excess equipment and the funds have been utilized to pay down a portion of the loans. Management determined that no specific reserve was required as of December 31, 2024.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate, equipment and cattle, was on non-accrual status as of December 31, 2024. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved by the bankruptcy court in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continued through 2023. The customer missed a portion of required payments in 2023, however, in January 2024 the customer modified the bankruptcy plan to account for these missed payments. We expect the customer to exit bankruptcy in the first quarter of 2025. Included within these loans to this customer are loans which are subject to Farm Service Agency guarantees in excess of $700,000. Depressed milk prices created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised. Management determined that no specific reserve was required as of December 31, 2024.

•
An agricultural loan customer with a total loan relationship of $1.1 million, secured by real estate was on non-accrual status as of December 31, 2024. The customer filed bankruptcy in the first quarter of 2023 with the plan approved in the second quarter of 2024. The first payment under the plan was received in the second quarter of 2024 with additional payments received in the third and fourth quarters, although they were not in compliance with the bankruptcy plan. We expect that we will need to rely upon the collateral for repayment of interest and principal. During 2023, the Company had the underlying collateral appraised.  Management reviewed the collateral and determined that no specific reserve was required as of December 31, 2024.

•
A commercial and residential real estate customer with a total relationship of $1.2 million secured by a restaurant and residence was on non-accrual status as of December 31, 2024. The customer has experienced a slow-down in business at the restaurant as well as higher operating costs creating cashflow difficulties. Management reviewed the collateral and determined that a specific reserve of $37,000 was required as of December 31, 2024.

•
A commercial loan relationship with $1.7 million outstanding secured by residential and commercial real estate, a car collection and gun collection was on non-accrual status as of December 31, 2024. The Company lost a contract and has gone out of business. We expect that we will need to rely upon the collateral for repayment of interest and principal. Management reviewed the collateral and determined that a specific reserve of $355,000 was required as of December 31, 2024.

•
A commercial real estate customer with a total relationship of $3.6 million secured by commercial real estate was on non-accrual status as of December 31, 2024. The loan to the customer matured during the second quarter of 2024 and no interest payments were made on the loan through September 30, 2024. During the fourth quarter of 2024, a new loan was underwritten and approved for the customer, which required the payment of all past due payments of principal and interest and payments for the fourth quarter totaled approximately $255,000. Management reviewed the collateral and determined that no specific  reserve was required as of December 31, 2024.

•
A commercial real estate customer with a total relationship of $2.7 million secured by commercial real estate was on non-accrual status as of December 31, 2024. The loan to the customer matured during the second quarter of 2024. The customer has a signed sales agreement that is expected to close in the first quarter of 2025. During the fourth quarter of 2024, the customer made payments of approximately $178,000. Management reviewed the collateral and determined that no specific reserve was required as of December 31, 2024.

Index
•
A commercial real estate customer with a total relationship of $936,000 secured by commercial real estate was on non-accrual status as of December 31, 2024. The loan to the customer matured during the second quarter of 2024. An extension for this loan was executed in the fourth quarter of 2024 and during the fourth quarter $228,000 of payments were made. Management reviewed the collateral and determined that no specific reserve was required as of December 31, 2024.

•
An agricultural loan customer with a total loan relationship of $2.2 million, secured by real estate, equipment and cattle, was on non-accrual status as of December 31, 2024. The customer declared bankruptcy during the fourth quarter of 2024 and is in the process of developing a workout plan that is expected to be approved in the first half of 2025. Included within these loans to this customer are loans which are subject to Farm Service Agency guarantees of approximately $1.0 million. Depressed milk prices and increased feed costs created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices or reduction in feed costs, which is not assured, we will need to rely upon the collateral for repayment of interest and principal.. Management determined that no specific reserve was required as of December 31, 2024.

•
A commercial real estate customer with a total relationship of $1.0 million secured by commercial real estate was on non-accrual status as of December 31, 2024. The loan to the customer matured during the third quarter of 2024. An extension for this loan has been approved by the Company, but requires additional documentation and payments before being executed, which is expected to occur in the first quarter of 2025.. Management reviewed the collateral and determined that a specific reserve of $67,000 was required as of December 31, 2024.

•
A commercial real estate customer with a total relationship of $2.3 million secured by commercial real estate was on non-accrual status as of December 31, 2024. The loan to the customer matured during the fourth quarter of 2024 and determination was made by the Company that this was not a relationship that we wanted to extend. The customer has indicated that they have lined up refinancing for this relationship with a third party. We expect that repayment will be either through refinancing with a third party or through sale of the property. Management reviewed the collateral and determined that no specific reserve was required as of December 31, 2024

Management believes that the allowance for credit losses - loans at December 31, 2024 was adequate at that date, which was based on the following factors:

•	Eleven loan relationships comprise 70.9% of the non-performing loan balance, which required a specific reserve of $458,000 as of December 31, 2024.
•
The Company has a history of low charge-offs, which were 0.11% and 0.06% of average loans for 2024 and 2023, respectively. The charge-offs for 2024 primarily related to a division, which was sold during 2024, which if excluded would have resulted in charge-offs being 0.01% of average loans for 2024.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset current and future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2024, and 2023, the cash surrender value of the life insurance was $50.3 million and $49.9 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $1,684,000, $1,254,000 and $852,000 in 2024, 2023 and 2022, respectively with the increase in 2024 due to the HVBC acquisition being outstanding for the entire year versus a partial year in 2023. The increase from 2022 to 2023 was due to the acquisition and death benefits received in 2023 upon the passing of a former employee. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Effective January 1, 2015, the Company restructured its agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under the restructured agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds. The policies acquired as part of the acquisition of MidCoast are only for the benefit of the Bank. The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB, provide a fixed dollar benefit for the beneficiary’s’ estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of December 31, 2024, and 2023, included in other liabilities on the Consolidated Balance sheet is a liability of $514,000 and $610,000, respectively, for the obligation under the split-dollar benefit agreements.

Index
Fair Value of Derivative Instruments - asset

The Company holds derivative instruments to hedge interest rate risk, to offer customers longer term fixed rate loans through a program similar to a back to back swap, which results in both a derivative asset and liability on the Consolidated Balance Sheet, and through the residential lending platform through interest rate locks. (See Note 18 for additional information). As of December 31, 2024, and 2023, the fair value for the derivative instruments was $10.4 million and $13.7 million, respectively. The change in the fair value of financial instruments was due to the changes in market interest rates during 2024, the time to maturity of the various instruments and the maturity or early termination of certain instruments. The effective portion of changes in the fair value of the cash flow interest hate hedge derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

Deferred Tax Asset

Deferred tax assets are computed based on the difference between the financial statement basis and income tax basis of assets and liabilities using the enacted marginal tax rates.  Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period. (See Note 12 for additional information) As of December 31, 2024 and 2023, the balance for deferred tax assets was $15.2 million and $17.3 million, respectively. The change was due to the amortization of various credit and interest rate marks associated with acquisitions and the usage of net operating losses acquired from acquisitions.

Other Assets

Other assets decreased $4.4 million in 2024 to $54.6 million from $59.1 million in 2023 with the majority of the decrease due to an $8.0 million investment security that matured in 2023, but did not settle as of December 31, 2023  settling in 2024. Other real estate owned increased $2.1 million due to a large foreclosure that occurred during 2024. Other receivables increased $2.9 million due to timing of payments associated with a participation loan and a participating bank.

Deposits

The following table shows the breakdown of deposits by deposit type (dollars in thousands) at December 31:

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$532,776	22.4	$523,784	22.6	$396,261	21.5
Interest-bearing demand deposits	18,004	0.8	-	-	-	-
NOW accounts	581,673	24.4	670,712	28.9	512,501	27.8
Savings deposits	292,918	12.3	307,357	13.2	321,917	17.5
Money market deposit accounts	434,856	18.3	400,154	17.2	335,838	18.2
Certificates of deposit	521,801	21.8	419,474	18.1	277,691	15.0
Total	$2,382,028	100.0	$2,321,481	100.0	$1,844,208	100.0

Index
	2024/2023		2023/2022
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$8,992	1.7	$127,523	32.2
Interest-bearing demand deposits	18,004	NA	-	NA
NOW accounts	(89,039)	(13.3)	158,211	30.9
Savings deposits	(14,439)	(4.7)	(14,560)	(4.5)
Money market deposit accounts	34,702	8.7	64,316	19.2
Certificates of deposit	102,327	24.4	141,783	51.1
Total	$60,547	2.6	$477,273	25.9

2024

Total deposits increased $60.5 million in 2024, or 2.6%. With the rise in market interest rates, competitive pressure for deposits continues to be at the forefront. Additionally, we have numerous state and political organization depositors with seasonal funding timelines. During 2024, brokered certificates of deposit decreased $16.2 million to $93.1 million. We continue to work on enhancing our cash management services to improve our customer services. As a percentage of total deposits, non-interest-bearing deposits totaled 22.4% as of the end of 2024, which compares to 22.6% at the end of 2023. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition.

2023

Total deposits increased $477.3 million in 2023, or 25.9%. As part of the HVBC acquisition, we acquired $533.4 million of deposits. Excluding the acquisition, deposits would have decreased $56.1 million.  The reduction in deposits resulted from customer funds transferred to higher-yielding investment alternatives, and municipal deposits withdrawn to fund various projects within municipalities. Brokered deposits totaled $109.3 million and $16.0 million as of December 31, 2023 and 2022, respectively. As part of the acquisition, we acquired $36.2 million of brokered deposits, which matured during the third quarter of 2023. We continue to work on enhancing our cash management services to improve our customer services. As a percentage of total deposits, non-interest-bearing deposits totaled 22.6% as of the end of 2023, which compares to 21.5% at the end of 2022.

Remaining maturities of certificates of deposit in excess of FDIC insurance limits are as follows for December 31, 2024 (dollars in thousands):

2024
3 months or less	$70,541
Over 3 months through 6 months	58,850
Over 6 months through 12 months	25,175
Over 12 months	33,448
Total	$188,014
As a percent of total certificates of deposit	36.03%

Uninsured deposits as of December 31, 2024 and 2023 are estimated based on regulatory reporting requirements to be $1,160,581,000 and $1,087,308,000, respectively. Included in this balance as of December 31, 2024, are balances held through Intrafi, which provides customers with FDIC insurance coverage by placing customer funds with insured banks within the Intrafi network, as well as deposits collateralized by securities (almost exclusively municipal deposits), which together total $638,624,000, or 26.8% of the Bank’s total deposits. As a result, deposits in excess of $250,000 that are unsecured total $522.0 million, or 21.9% of deposits.

Deposits by type of depositor are as follows (dollars in thousands) at December 31:

Index
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Individuals	$1,134,144	47.6	$1,129,655	48.7	$921,404	50.0
Businesses and other organizations	741,566	31.1	748,257	32.2	586,531	31.8
United States government	-	-	-	-	-	-
State & political subdivisions	506,318	21.3	443,569	19.1	336,273	18.2
Total	$2,382,028	100.0	$2,321,481	100.0	$1,844,208	100.0

Borrowed Funds

Borrowed funds decreased $24.3 million during 2024. Short term borrowings from the FHLB increased $19.3 million and totaled $198.1 million as of December 31, 2024 compared to $178.8 million as of December 31, 2023. Long term borrowings from the FHLB decreased $13.9 million and total $41.2 million. The Bank repaid $15.0 million of long term borrowings during 2024. The Bank repaid $20.0 million during 2024 to the Federal Reserve’s Bank Term Funding program as borrowing costs through the FHLB were lower and the note was to mature in January of 2025. The Company has a line of credit with an unaffiliated bank for $15.0 million, which has an outstanding balance of $7.6 million as of December 31, 2024. Management continually monitors interest rates in order to minimize interest rate risk in future years and as part of this may extend some of the short-term borrowings via term notes. The Bank has five interest rate swap agreements outstanding to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million, $10.0 million and three agreements with individual notional amounts of $6.0 million. The $15.0 million and $10.0 million agreements were originated on April 1, 2020 and expire on April 1, 2025 and April 1, 2027, respectively. The three $6.0 million agreements originated on May 14, 2020 have a two year forward start date and expire on May 14, 2027, 2029 and 2032. The Company has an interest rate swap agreement outstanding that was entered into on April 13, 2020 to convert floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap agreement expires on June 17, 2027.  The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period in which they arise. The fair value of the interest rate swaps at December 31, 2024 was $ 4,236,000 and is included within fair value of derivative instruments – asset on the consolidated balance sheets.

Fair Value of Derivative Instruments – liability

The Company holds derivative instruments to hedge interest rate risk and to offer customers longer term fixed rate loans through a program similar to a back to back swap, which results in both a derivative asset and liability on the Consolidated Balance Sheet and through the residential lending platform through interest rate locks. (See Note 18 for additional information). As of December 31, 2024, and 2023, the fair value for the derivatives instruments was $5.8 million and $7.9 million, respectively. The change in the fair value of financial instruments was due to changes in market interest rates during 2024, the time to maturity of the various instruments and the maturity or early termination of certain instruments. The effective portion of changes in the fair value of the cash flow interest hate hedge derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

Other Liabilities

Other liabilities decreased $4.2 million to $35.7 million during 2024. Employee benefit accruals, including profit sharing, decreased $234,000 due to a payment under the Company’s SERP. The liability associated with the investment in low income housing projects decreased $532,000 due to cash investments into the partnerships. As a result of the timing of loan payments to  customers whose loans have been sold in whole or in part to other institutions, other liabilities decreased $2.0 million. Additionally, other liabilities decreased $1.1 million due to a decrease in the liability associated with right of use assets due to payments made on leases.

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

Index
Our Board of Directors determines our cash dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2024 and 2023, the Company paid out 33.44% and 47.74% of net income in cash dividends, respectively. The decrease in the payout percentage was due to the impact the one-time costs of the acquisition had on net income during 2023.

As of December 31, 2024, the total number of common shares outstanding was 4,759,612. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2024 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements. As part of the Company’s employee stock purchase plan, the Company issued 234 shares at a cost of $16,000. During 2024, we purchased 3,881 shares of treasury stock at a weighted average cost of $53.11 per share. The Company awarded 8,351 shares of restricted stock to employees at a weighted average cost per share of $45.59 under an equity incentive plan. The Board of Directors was awarded 3,338 shares at a cost of $51.02 per share.

Stockholders’ equity increased 7.2% in 2024 to $299.7 million. Excluding accumulated other comprehensive loss, stockholders’ equity increased $18.7 million, or 6.1%. Net income for 2024 was $27.8 million, offset by net cash dividends of $9,302,000 and net treasury stock activity of $412,000. All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive loss decreased $1,390,000 from December 31, 2023, primarily as a result of the increase in the fair market value of the investment portfolio. Total stockholders’ equity was approximately 9.9% of total assets as of December 31, 2024, compared to 9.4% of total assets as of December 31, 2023.

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

Capital expenditures, including software purchases in 2024 totaled $1,314,000, which included:

■	ATM upgrades totaling $935,000
■	Computers, servers and copier purchases $245,000

Capital expenditures, including software purchases in 2023 totaled $2,617,000, which included:

■	Corporate Headquarters expansion, Mansfield, Pennsylvania totaling $1,663,000
■	Branch facility, Williamsport, Pennsylvania totaling $391,000
■	Signage upgrades and rebranding purchases totaling $187,000

Index
■	ATM upgrades totaling $34,000
■	Building security improvements totaling $110,000
■	Computers, servers and copier purchases $146,000

We expect these expenditures will support our initiatives and will create operating efficiencies, while providing quality customer service.

In addition to the Bank’s cash balances, the Bank achieves additional liquidity primarily from its investment in the FHLB of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $1.06 billion, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also has two unsecured federal funds lines with third party providers in the total amount of $34.0 million as of December 31, 2024, which are unsecured and a borrower in custody agreement was established with the FRB in the amount of $14.3 million, which is collateralized by $25.7 million of municipal loans. The Company has a $15.0 million line of credit with a New York community bank, which has $7.6 million outstanding as of December 31, 2024.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2024, the Company (unconsolidated basis) had liquid assets of $3.3 million.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require cash payments. The following table (in thousands) presents as of December 31, 2024, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 9, 10, 13 and 19 to the Consolidated Financial Statements.

	One year	One to	Three to	Over Five
Contractual Obligations	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,842,223	$-	$-	$-	$1,842,223
Time deposits	399,497	93,505	25,139	3,660	521,801
FHLB Advances	135,144	-	-	-	135,144
Term borrowings - FHLB	104,350	-	-	-	104,350
Other Secured Borrowings	6,540	-	-	-	6,540
Line of Credit	7,572	-	-	-	7,572
Note Payable	-	-	-	7,500	7,500
Subordinated Debt	-	-	-	19,277	19,277
Repurchase agreements	17,338	-	-	-	17,338
Low income housing partnerships	4,574	1,266	24	134	5,998
Operating leases	1,799	3,307	2,881	4,170	12,157
Total	$2,519,037	$98,078	$28,044	$34,741	$2,679,900

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see Note 17 of the notes to consolidated financial statements.

Index
For the year ended December 31, 2024, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

At December 31, 2024, the Company had equity securities that represent only 0.06% of our total assets, and therefore market risk related to equity securities is not significant.

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

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2024
	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$11,918	$-	$844	$2,976	$-	$-	$15,738
Investment securities	61,750	52,352	58,233	64,123	68,058	155,021	459,537
Residential mortgage loans	38,643	73,834	58,474	48,331	71,307	60,809	351,398
Construction loans	100,971	27,697	28,051	2,362	5,247	-	164,328
Commercial and farm loans	335,007	282,598	355,861	377,054	191,233	68,376	1,610,129
Loans to state & political subdivisions	6,855	5,127	12,027	6,732	1,945	21,496	54,182
Other loans	102,615	2,305	2,467	1,828	2,959	21,033	133,207
Total interest-earning assets	$657,759	$443,913	$515,957	$503,406	$340,749	$326,735	$2,788,519
Interest-bearing liabilities:
Interest-bearing demand deposits	$14,936	$-	$-	$-	$-	$3,068	$18,004
NOW accounts	395,553	-	-	-	-	186,120	581,673
Savings accounts	-	-	-	-	-	292,918	292,918
Money Market accounts	393,492	-	-	-	-	41,364	434,856
Certificates of deposit	205,530	193,967	51,884	41,621	25,139	3,660	521,801
Long-term borrowing	186,594	56,350	42,777	-	-	12,000	297,721
Total interest-bearing liabilities	$1,196,105	$250,317	$94,661	$41,621	$25,139	$539,130	$2,146,973
Excess interest-earning assets (liabilities)	$(538,346)	$193,596	$421,296	$461,785	$315,610	$(212,395)
Cumulative interest-earning assets	$657,759	$1,101,672	$1,617,629	$2,121,035	$2,461,784	$2,788,519
Cumulative interest-bearing liabilities	1,196,105	1,446,422	1,541,083	1,582,704	1,607,843	2,146,973
Cumulative gap	$(538,346)	$(344,750)	$76,546	$538,331	$853,941	$641,546
Cumulative interest rate sensitivity ratio (1)	0.55	0.76	1.05	1.34	1.53	1.30

(1) Cumulative interest-earning assets divided by interest-bearing liabilities.

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning the timing of interest rate changes, prepayment speeds on mortgage loans and mortgage securities and deposit pricing movements.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2024 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-400 Shock	$105,543	$12,709	13.69%
-300 Shock	101,753	8,919	9.61%
-200 Shock	99,187	6,353	6.84%
-100 Shock	96,332	3,498	3.77%
Base	92,834	-	-
+100 Shock	88,928	(3,906)	-4.21%
+200 Shock	84,568	(8,266)	-8.90%
+300 Shock	80,715	(12,119)	-13.05%
+400 Shock	76,859	(15,975)	-17.21%

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The projections above utilize a static balance sheet and do not include any changes that may result from the growth of the Bank. Management has developed policy limits for acceptable changes in net interest income for multiple scenarios, including shock scenarios. As of December 31, 2024, changes in net interest income projected for all scenarios, including the shock scenarios noted above are in line with Bank policy limits for interest rate risk.

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

Index
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

One of the most significant judgments used in projecting loss rates when estimating the allowance for credit losses is the macro-economic forecasts provided by a third party. The economic indices sourced from the macro-economic forecast and used in projecting loss rates are national unemployment rate, national gross domestic product and changes in home values. The economic index used in the calculation to which the calculation is most sensitive is the national unemployment rate and gross domestic product. Changes in the macro-economic forecast, especially for the national unemployment rate and gross domestic product, could significantly impact the calculated estimated credit losses between reporting periods.

Other key assumptions in the calculation of the allowance for credit losses include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The macro-economic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at December 31, 2024 were four quarters and eight quarters, respectively. Prepayment and curtailment assumptions are based on the Company’s historical experience over the trailing 12 months and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on segment.

The quantitative estimated losses are supplemented by more qualitative factors that impact potential losses. Qualitative factors include changes in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. The allowance for credit loss may be materially affected by these qualitative factors, especially during periods of economic uncertainty, for items not reflected in the lifetime credit loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. The qualitative factors applied at December 31, 2024, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of allowance for credit loss calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.

Index
While management utilizes its best judgment and information available, the adequacy of the allowance for credit loss is determined by certain factors outside of the Company’s control, such as the performance of the Company’s portfolios, changes in the economic environment including economic uncertainty, changes in interest rates, and the view of the regulatory authorities toward classification of assets and the level of allowance for credit losses. Additionally, the level of allowance for credit losses may fluctuate based on the balance and mix of the loan portfolio. If actual results differ significantly from management's assumptions, the Company’s allowance for credit loss may not be sufficient to cover inherent losses in the Company’s loan portfolio, resulting in additions to the Company’s allowance for credit losses and an increase in the provision for credit losses.

Goodwill and Other Intangible Assets

As discussed in Note 1 of the consolidated financial statements, the Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2024, 2023 or 2022.

Business Combinations

Business combinations are accounted for by applying the acquisition method. As of the acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition. The calculation of intangible assets including core deposits and the fair value of loans are based on significant judgements. Core deposits intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs.

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

Index

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Citizens Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses

Description of the Matter

Index
The Company’s loan portfolio totaled $2.3 billion as of December 31, 2024, and the associated allowance for credit losses on loans was $21.7 million. As discussed in Notes 1 and 5 to the consolidated financial statements, the allowance for credit losses (ACL) related to loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the ACL represents management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instruments.

In calculating the allowance for credit losses, loans were segmented into pools based upon similar risk characteristics. For each of these loan pools, management measured expected credit losses over the life of each loan utilizing a discounted cash flow (DCF) model. For the DCF model, management generates cash flow projections at the loan level, adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers while modeling lifetime probability of default and loss given default. The Company’s analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. The models were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. Management uses the Federal Open Market Committee (FOMC) to obtain various forecasts for Unemployment Rate, Housing Price Index, and National GDP. After the reasonable and supportable forecast period consisting of four quarters, the forecasted macroeconomic variables were reverted to a long-run average utilizing a rational, systematic basis.

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

Description of the Matter

Benefits of the Scorecard model include the following:

•	Provides a structured and consistent framework
•	Standardizes benchmarks for measurement
•	Ensures directional consistency with changes in environmental factors
•	Correlates measurement between the inputs and outcomes

Loans that do not share similar risk characteristics with the loans evaluated using a collective (pooled) basis are evaluated individually. Management uses the collateral method for collateral-dependent loans to determine whether a loss reserve is necessary. When determining the collateral value, a net realized value is determined by applying discount rates (or haircuts) to appraised values, including selling and administrative costs, and other expenses necessary to liquidate the collateral.

Auditing management’s estimate of the ACL involves a high degree of subjectivity due to the complexities of the key assumptions used, such as applicable loss drivers for collectively evaluated pools of the loan portfolio and the timing and amount of cash flows for individually evaluated loans. Management’s identification and measurement of the qualitative factor adjustments are highly judgmental and had a significant effect on the ACL. There was a high degree of auditor judgment involved, due to the significant judgments made by management related to significant assumptions used and related uncertainty in determining the ACL.

How We Addressed the Matter in Our Audit

Index
The primary procedures we performed related to this critical audit matter (CAM) included the following:

•	Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and assumptions and the qualitative factor adjustments of the ACL
•	Evaluated and tested the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
o	Loan data completeness and accuracy
o	Grouping of loans based on similar risk characteristics
o	Use of historical internal data and external peer data
o	Model inputs utilized
o	Approval of model assumptions selected
o	Establishment of qualitative factors
o	Loan risk ratings
•	Tested the mathematical accuracy of the calculation of the ACL
•	Performed reviews of individual credit files and internally prepared loan review reports and support to evaluate the reasonableness of loan credit risk ratings
•	Performed a review of external loan review reports issued by the third party
•	Tested the completeness and accuracy, including the evaluation of the relevance and reliability of inputs utilized in the calculation of the ACL
•	Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts for loan pools

How We Addressed the Matter in Our Audit

•	Tested the reasonableness of specific allowances on individually reviewed loans
•	Tested the reasonableness of the peer group utilized for inclusion with the selected loss drivers
•	Evaluated analytically the credit quality trends in delinquencies, nonaccruals, charge-offs, and loan risk ratings
•	Evaluated the overall reasonableness of the ACL considering trends identified within peer groups
•	Evaluated qualitative adjustments made to the ACL, including assessing the reasonableness and basis for those adjustments in estimating the ACL

We have served as the Company’s auditor since 1994.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 6, 2025

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2024	2023
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$30,284	$37,733
Interest-bearing	11,918	15,085
Total cash and cash equivalents	42,202	52,818
Interest bearing time deposits with other banks	3,820	4,070
Equity securities	1,747	1,938
Available-for-sale securities	425,912	417,601
Loans held for sale	9,607	9,379
Loans (net of allowance for credit losses: 2024, $21,699; 2023, $21,153)	2,291,543	2,227,683
Premises and equipment	21,395	21,384
Accrued interest receivable	10,307	11,043
Goodwill	85,758	85,758
Bank owned life insurance	50,341	49,897
Other intangibles	2,892	3,650
Fair value of derivative instruments - asset	10,370	13,687
Deferred tax asset	15,199	17,339
Other assets	54,631	59,074
TOTAL ASSETS	$3,025,724	$2,975,321
LIABILITIES:
Deposits:
Noninterest-bearing	$532,776	$523,784
Interest-bearing	1,849,252	1,797,697
Total deposits	2,382,028	2,321,481
Borrowed funds	297,721	322,036
Accrued interest payable	4,693	4,298
Fair value of derivative instruments - liability	5,817	7,922
Other liabilities	35,731	39,918
TOTAL LIABILITIES	2,725,990	2,695,655
STOCKHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares 2024 and 2023; none issued in 2024 or 2023	-	-
Common Stock $1.00 par value; authorized 25,000,000 shares 2024 and 2023; issued 5,207,577 and 5,160,754 share in 2024 and 2023 respectively	5,208	5,161
Additional paid-in capital	144,984	143,233
Retained earnings	189,443	172,975
Accumulated other comprehensive loss	(23,521)	(24,911)
Treasury stock, at cost: 447,965 and 453,760 shares for 2024 and 2023, respectively	(16,380)	(16,792)
TOTAL STOCKHOLDERS’ EQUITY	299,734	279,666
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,025,724	$2,975,321

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$142,688	$116,075	$74,265
Interest-bearing deposits with banks	851	736	400
Investment securities:
Taxable	7,135	6,636	5,615
Nontaxable	2,093	2,264	2,454
Dividends	1,550	1,407	623
TOTAL INTEREST AND DIVIDEND INCOME	154,317	127,118	83,357
INTEREST EXPENSE:
Deposits	52,326	31,699	7,316
Borrowed funds	15,536	15,159	3,907
TOTAL INTEREST EXPENSE	67,862	46,858	11,223
NET INTEREST INCOME	86,455	80,260	72,134
Provision for credit losses	2,587	937	1,683
Provision for credit losses - acquisition day 1 non-PCD	-	4,591	-
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	83,868	74,732	70,451
NON-INTEREST INCOME:
Service charges	5,749	5,639	5,346
Trust	816	764	803
Brokerage and insurance	2,381	1,924	1,895
Equity security gains (losses), net	145	(144)	(247)
Available for sale security losses, net	-	(51)	(14)
Gains on loans sold	2,316	1,452	258
Earnings on bank owned life insurance	1,684	1,254	852
Gain on sale of Braavo division	1,102	-	-
Other	1,208	767	845
TOTAL NON-INTEREST INCOME	15,401	11,605	9,738
NON-INTEREST EXPENSES:
Salaries and employee benefits	39,347	34,990	27,837
Occupancy	5,013	4,123	3,138
Furniture and equipment	1,038	822	565
Professional fees	2,599	1,962	1,641
Federal depository insurance	1,996	1,475	676
Pennsylvania shares tax	1,114	583	907
Amortization of intangibles	564	373	156
Merger and acquisition	-	9,269	292
Other real estate owned expenses	212	166	17
Software expenses	1,953	1,784	1,446
Other	11,750	9,275	8,019
TOTAL NON-INTEREST EXPENSES	65,586	64,822	44,694
Income before provision for income taxes	33,683	21,515	35,495
Provision for income taxes	5,865	3,704	6,435
NET INCOME	$27,818	$17,811	$29,060
PER COMMON SHARE DATA:
EARNINGS PER SHARE - BASIC	$5.86	$4.02	$7.17
EARNINGS PER SHARE – DILUTED	$5.85	$4.02	$7.17
CASH DIVIDENDS PER SHARE	$1.95	$1.92	$1.86

Number of shares used in computation - basic	4,750,185	4,429,162	4,055,520
Number of shares used in computation - diluted	4,755,066	4,429,162	4,055,520

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income (Loss)
Year Ended December 31,

(in thousands)	2024	2023	2022
Net Income	$27,818	$17,811	$29,060

Other Comprehensive income (loss)
Securities available for sale
Unrealized holding gain (loss) during the period	2,118	11,692	(47,885)
Income tax effect	444	2,455	(10,056)
Subtotal	1,674	9,237	(37,829)
Reclassification adjustment for (gains) losses included in income	-	51	14
Income tax effect	-	12	3
Subtotal	-	39	11

Unrealized loss (gain) on interest rate swap	(1,205)	(1,431)	4,963
Income tax effect	(253)	(301)	1,043
Other comprehensive (loss) gain on interest rate swap	(952)	(1,130)	3,920

Change in unrecognized pension costs	846	106	1,155
Income tax effect	178	22	243
Other comprehensive gain (loss) gain on unrecognized pension costs	668	84	912

Net other comprehensive income (loss)	1,390	8,230	(32,986)
Comprehensive income (loss)	$29,208	$26,041	$(3,926)

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2021	4,388,901	$4,389	$78,395	$146,010	$(155)	$(16,147)	$212,492
Comprehensive income:
Net income				29,060			29,060
Net other comprehensive (loss)					(32,986)		(32,986)
Total comprehensive income							(3,926)
Stock dividend (1%)	38,786	39	2,521	(2,560)			-
Purchase of treasury stock (18,700 shares)						(1,279)	(1,279)
Restricted stock, executive and Board of Director awards			(226)			370	144
Restricted stock vesting			192				192
Sale of treasury stock (1,600 shares)			6			106	112
Forfeited restricted stock			23			(23)	-
Cash dividends, $1.861 per share				(7,588)			(7,588)
Balance, December 31, 2022	4,427,687	$4,428	$80,911	$164,922	$(33,141)	$(16,973)	$200,147

Comprehensive income:
Net income				17,811			17,811
Net other comprehensive income					8,230		8,230
Total comprehensive income							26,041
Stock dividend (1%)	39,209	39	2,982	(3,021)			-
Issuance of Common stock	693,858	694	59,443				60,137
Purchase of treasury stock (2,775 shares)						(265)	(265)
Restricted stock, executive and Board of Director awards			(319)			431	112
Restricted stock vesting			197				197
Sale of treasury stock (410 shares)			6			28	34
Forfeited restricted stock			13			(13)	-
Change in Accounting policy for allowance for credit losses				1,766			1,766
Cash dividends, $1.920 per share				(8,503)			(8,503)
Balance, December 31, 2023	5,160,754	$5,161	$143,233	$172,975	$(24,911)	$(16,792)	$279,666

Comprehensive income:
Net income				27,818			27,818
Net other comprehensive income					1,390		1,390
Total comprehensive income							29,208
Stock dividend (1%)	46,589	47	2,001	(2,048)			-
Issuance of Common stock for ESPP	234	-	16				16
Purchase of treasury stock (3,811 shares)						(202)	(202)
Restricted stock, executive and Board of Director awards			(541)			647	106
Restricted stock vesting			242				242
Forfeited restricted stock			33			(33)	-
Cash dividends, $1.95 per share				(9,302)			(9,302)
Balance, December 31, 2024	5,207,577	$5,208	$144,984	$189,443	$(23,521)	$(16,380)	$299,734

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$27,818	$17,811	$29,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,587	5,528	1,683
Depreciation and amortization	1,806	1,520	1,033
Amortization and accretion of loans and other assets	(3,186)	(3,119)	(1,950)
Amortization and accretion on investment securities	1,372	1,581	1,889
Deferred income taxes	1,771	595	(36)
Equity security (gains) losses, net	(145)	144	247
Available for sale security losses, net	-	51	14
Earnings on bank owned life insurance	(1,684)	(1,254)	(852)
Stock awards	412	309	336
Originations of loans held for sale	(155,379)	(87,323)	(10,024)
Proceeds from sales of loans held for sale	157,365	90,782	14,004
Realized gains on loans sold	(2,316)	(1,452)	(258)
Realized gains on sale of Braavo	(1,102)	-	-
Decrease (increase) in accrued interest receivable	736	(1,485)	(2,097)
Increase in accrued interest payable	395	2,181	521
Other, net	2,732	668	(330)
Net cash provided by operating activities	33,182	26,537	33,240
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	-	86,504	7,480
Proceeds from maturity and principal repayments of securities	62,858	27,007	33,554
Purchase of securities	(70,423)	(10,246)	(117,913)
Purchase of equity securities	-	-	(218)
Proceeds from sale of equity securities	335	127	33
Proceeds from redemption of Regulatory Stock	28,072	24,915	7,770
Purchase of Regulatory Stock	(27,599)	(29,127)	(15,105)
Net increase in loans	(70,245)	(43,951)	(281,389)
Purchase of interest bearing time deposits	(100)	(100)	(3,720)
Proceeds from matured interest bearing time deposits with other banks	350	2,085	5,954
Proceeds from sale of interest bearing time deposits with other banks	-	-	2,733
Purchase of premises, equipment and software	(1,314)	(2,617)	(1,634)
Proceeds from life insurance	1,241	1,098	-
Investments in low income housing partnerships	-	(1,470)	(1,123)
Proceeds from sale of foreclosed assets held for sale	567	335	1,126
Proceeds from sale of Braavo assets	7,185	-	-
Acquisition, net of cash paid	-	4,905	-
Net cash (used in) provided by investing activities	(69,073)	59,465	(362,452)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	60,548	(56,092)	8,057
Proceeds from long-term borrowings	-	40,000	-
Repayments of long-term borrowings	(35,000)	-	(4,725)
Net increase (decrease) in short-term borrowed funds	9,279	(34,569)	188,013
Purchase of treasury stock	(202)	(265)	(1,279)
Purchase of restricted stock	(64)	-	-
Sale of treasury stock	-	34	112
Issuance of Common stock for ESPP	16	-	-
Dividends paid	(9,302)	(8,503)	(7,588)
Net cash provided by (used in) financing activities	25,275	(59,395)	182,590
Net increase (decrease) in cash and cash equivalents	(10,616)	26,607	(146,622)
Cash and Cash Equivalents at Beginning of Year	52,818	26,211	172,833
Cash and Cash Equivalents at End of Year	$42,202	$52,818	$26,211

Supplemental Disclosures of Cash Flow Information:
Interest paid	$67,466	$44,677	$10,703
Income taxes paid	$2,500	$5,100	$6,600
Non-cash activities:
Stock dividend	$2,048	$3,021	$2,560
Real estate acquired in settlement of loans	$2,635	$147	$61
Investments matured and not settled included in other assets	$-	$8,000	$-
Investments in low income housing included in other assets and liabilities	$-	$6,530	$-
Right of use asset and liability	$306	$28	$2,403
CECL adjustment	$-	$3,300	$-

Acquisition of		HV Bancorp, Inc.
Non-cash assets acquired
Available-for-sale securities	$-	$79,248	$-
Interest bearing time deposits with other banks	-	-	-
Loans held fo sale	-	10,750	-
Loans	-	475,338	-
Premises and equipment	-	2,310	-
Accrued interest receivable	-	2,226	-
Bank owned life insurance	-	10,387	-
Intangibles	-	2,972	-
Deferred tas asset	-	7,706	-
Other assets	-	18,213	-
Goodwill	-	54,382	-
	-	663,532	-
Liabilities assumed
Noninterest-bearing deposits	-	197,549	-
Interest-bearing deposits	-	335,815	-
Accrued interest payable	-	885	-
Borrowed funds	-	58,647	-
Other liabilities	-	11,988	-
	-	604,884	-
Net non-cash assets acquired	-	58,648	-
Cash and cash equivalents acquired	$-	$18,017	$-

See accompanying notes to consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and, collectively with its subsidiaries, the “Company”) is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”). During 2024, the Company began the process of terminating CZFS Acquisition Company, LLC (CZFS), which including transferring ownership of the Bank to the Company. CZFS was formed in March 2020 as part of the merger with Midcoast Community Bancorp. Inc. (“MidCoast”). During 2024, the Bank began the process of terminating 1st Realty of PA, LLC (“Realty”), which including transferring ownership of all assets to the Bank. Realty was formed in March of 2019 to manage and sell properties acquired by the Bank in the settlement of a bankruptcy filing with a commercial customer.  On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (FNB).  On December 8, 2017, the Bank completed its acquisition of the S&T Bank branch in State College (State College). On April 17, 2020, the Company completed its acquisition of MidCoast. On June 16, 2023, the Company completed the HVBC acquisition. In December 2023, the Bank opened a full-service branch in Williamsport, Pennsylvania. In October 2024, the Bank opened a limited production office in Georgetown, Delaware. As of December 31, 2024, the Bank operates thirty-nine full-service banking branches in Potter, Tioga, Bradford, Clinton, Lycoming, Lebanon, Lancaster, Berks, Schuylkill, Centre, Chester, Bucks, Montgomery and Philadelphia counties, Pennsylvania, Allegany County, New York, the cities of Wilmington and Dover, Delaware, Burlington County, New Jersey, a limited branch office in Union county, Pennsylvania, a limited production officer in Georgetown, Delaware and three mortgage centers in Bucks, Montgomery and Philadelphia counties, Pennsylvania. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Basis of Presentation

The financial statements are consolidated to include the accounts of the Company, and its subsidiary, First Citizens Community Bank, and its subsidiary, First Citizens Insurance Agency, Inc. for 2024. For 2023 and 2022, the financial statements are consolidated to include the accounts of the Company, and its subsidiary CZFS, and its subsidiary, First Citizens Community Bank, and its subsidiaries, First Citizens Insurance Agency, Inc. and 1st Realty of PA, LLC. These statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2024 and 2023.

Trading Securities - Includes debt securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2024 and 2023.

Available-for-Sale Securities – Includes debt securities not classified as held-to-maturity or trading securities that will be held for indefinite periods of time. These securities may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and yield of alternative investments. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of the estimated income tax effect.

The amortized cost of investments in debt securities is adjusted for amortization of premiums and accretion of discounts, computed by a method that results in a level yield. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management confirms that an available-for-sale security is uncollectable or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2024 and 2023, the Company determined that the unrealized loss positions in available-for-sale debt securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 4, “Investment Securities,” and Note 20, “Fair Value of Financial Instruments,” for more information about available-for-sale debt securities.

Accrued interest receivable on available-for-sale debt securities totaled $2,135,000 and $2,202,000 at December 31, 2024 and 2023, respectively, and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Index
Equity Securities – This category includes common stocks of public companies. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. Dividends are recognized as income when earned.

Restricted Stock - Common stock of the Federal Reserve Bank, Federal Home Loan Bank of Pittsburgh (“FHLB”) and correspondent banks represent ownership in institutions which are wholly owned by other financial institutions. These restricted equity securities are accounted for at cost and are classified as other assets.

Loans Held for Sale

Certain newly originated fixed-rate residential mortgage loans are classified as held for sale, because it is management’s intent to sell these residential mortgage loans. The residential mortgage loans held for sale are carried at fair value.

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

Index
Allowance for Credit Losses - Loans

The allowance for credit losses on loans represents management’s estimate of expected credit losses over the estimated life of our existing portfolio of loans. The allowance for credit losses is a valuation account that is deducted from the loan’s amortized cost basis to present the net amount expected to be collected on the loans. The expense for credit loss recorded through earnings is the amount necessary to maintain the allowance for credit losses on loans at the amount of expected credit losses inherent within the loan portfolio. Loans are recorded as charge-offs against the allowance when management confirms a loan balance is uncollectable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. For further information on the allowance for credit losses on loans, see Note 5, “Loans,” for additional detail.

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

Index
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

Methods utilized by management to estimate expected credit losses include a discounted cash flow (“DCF”) model that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations and a weighted average remaining maturity (WARM) model which contemplates expected losses at a pool-level, utilizing historic loss information. Management estimates the allowance for credit losses on loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. After the end of the reasonable and supportable forecast period, the loss rates revert to the mean loss rate over a period of eight quarters.

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

The WARM model uses combined historic loss rates for the Company and peer institutions, if necessary, gathered from call report filings. The selected period for which historic loss rates are used is dependent on management’s evaluation of current conditions and expectations of future loss conditions

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation and typically represent collateral dependent loans but may also include other nonperforming loans. The Company uses the practical expedient to measure individually evaluated loans as collateral dependent and/or when repayment is expected to be provided substantially through the operation or sale of the collateral. Expected credit losses are based on the fair value at the reporting date, adjusted for selling costs as appropriate. For collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

Index
Accrued interest receivable on loans held for investment totaled $7,868,000 and $8,512,000 at December 31, 2024 and 2023, respectively, and is included within Accrued interest receivable. This amount is excluded from the estimate of expected credit losses.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Management estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Bank and applying the loss factors used in the allowance for credit losses on loans methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. The estimate of credit losses on off balance sheet credit exposures is $676,000 and $1,265,000 at December 31, 2024 and 2023, respectively, and was reported in accrued interest payable and other liabilities on the consolidated balance sheets.

Loan Charge-off Policies

Consumer loans are generally fully or partially charged down to the fair value of collateral securing the asset when the loan is 180 days past due for open-end loans or 120 days past due for closed-end loans unless the loan is well secured and in the process of collection. All other loans are generally charged down to the estimated net realizable value when the loan is 90 days past due.

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

Leases

Index
The Company has operating leases for several branch locations. Generally, the underlying lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company may also lease certain office equipment under operating leases. Many of our leases include both lease (e.g., minimum rent payments) and non-lease components (e.g., common-area or other maintenance costs). The Company accounts for each component separately based on the standalone price of each component. In addition, there are several operating leases with lease terms of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our right of use (“ROU”) assets and lease liabilities.

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

Intangible Assets

Intangible assets, other than goodwill, include core deposit intangibles and mortgage servicing rights (“MSRs”). Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangibles are being amortized over 10 years using the sum-of-the-years digits method of amortization.

The Company recognizes MSRs as assets when mortgage loans are sold and the rights to service those loans are retained. Mortgage servicing rights are initially recorded at fair value by using discounted cash flows to calculate the present value of estimated future net servicing income.

The Company accounts for the MSRs under the amortization method. The mortgage servicing rights are initially recorded at fair value and amortized in proportion to the estimated expected future net servicing income generated from servicing the loan. The mortgage servicing rights are evaluated for impairment by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. The Company obtains a third-party valuation to assist with estimating of the fair value of the MSRs. A valuation allowance would be established if the carrying amount of these mortgage servicing rights exceeds fair value.

Goodwill

The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company may also perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2024, 2023 and 2022.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees. Any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the Company receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary named by the insured person in the policy. The Company is the sole beneficiary of any death benefits received from non-active insured persons. Additionally, as a result of the MidCoast acquisition, the Company acquired life insurance policies on former MidCoast employees. The Company is owner and sole beneficiary of these policies. Additionally, as part of the HVBC acquisition, the Company acquired life insurance policies on former HVBC employees. Under these agreements, the Bank receives the cash surrender value of the policy plus the benefit in excess of the cash surrender value less $50,000 to $100,000 that be given to the beneficiary named by the insured person in the policy if the insured person passes while employed by the Company. The Company is the sole beneficiary of any death benefits received from non-active insured persons. The Company acquired life insurance policies on former FNB employees and directors, as part of the acquisition of FNB. The policies obtained as part of the acquisition provide a fixed dollar benefit to the former employee or director beneficiaries, whether or not the insured person is affiliated with the Company at the time of his or her death. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Increases in the cash surrender value are recognized as other non-interest income. The obligation of $514,000 and $610,000 under split-dollar benefit agreements to former employees and directors or their beneficiaries have been recognized as liabilities on the consolidated balance sheet at December 31, 2024 and 2023. The (benefit)/expenses associated with the split dollar benefit were ($96,000), ($50,000) and ($36,000) for 2024, 2023 and 2022, respectively.

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

The Company has an employee stock purchase plan that allows employees to withhold money from their paychecks, which is then utilized to purchase shares of the Company’s stock.

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

Index
Advertising Costs

Advertising and promotion costs are generally expensed as incurred and amounted to $1,178,000, $952,000 and $970,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Comprehensive Income (Loss)

The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio, unrealized gains (losses) on interest rate swaps and unrecognized pension costs.

Recent Accounting Pronouncements – Adopted in 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This guidance became effective on January 1, 2024 for the Company. Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption. This Update did not have a significant impact on the Company’s financial statements.

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

Index
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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its financial statements.

In December 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The ASU requires entities to apply a preexisting contract approach. To qualify for induced conversion accounting under this approach, the inducement offer is required to preserve the form of consideration and result in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. The guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted, and it can be adopted either on a prospective or retrospective basis. This Update is not expected to have a significant impact on the Company’s financial statements.

Index
In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The Company is currently evaluating the impact of this new guidance on its financial statements.

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

	2024	2023	2022
Basic earnings per share computation:
Net income applicable to common stock	$27,818,000	$17,811,000	$29,060,000
Weighted average common shares outstanding	4,750,185	4,429,162	4,055,520
Earnings per share - basic	$5.86	$4.02	$7.17

Diluted earnings per share computation:
Net income applicable to common stock	$27,818,000	$17,811,000	$29,060,000

Weighted average common shares outstanding for basic earnings per share	4,750,185	4,429,162	4,055,520
Add: Dilutive effects of restricted stock	4,881	-	-
Weighted average common shares outstanding for dilutive earnings per share	4,755,066	4,429,162	4,055,520
Earnings per share - dilutive	$5.85	$4.02	$7.17

Nonvested shares of restricted stock totaling 2,430, 4,623 and 5,458 were outstanding during 2024, 2023 and 2022, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had per share prices ranging from $61.98-$83.38, $56.81-$83.38 and $44.93-$74.27 for 2024, 2023 and 2022, respectively.

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

Index
The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the years ended December 31, 2024, 2023 and 2022 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

Revenue stream
Service charges on deposit accounts	2024	2023	2022
Overdraft fees	$1,612	$1,501	$1,374
Statement fees	181	194	208
Interchange revenue	3,382	3,246	3,226
ATM income	134	138	229
Other service charges	440	560	309
Total Service Charges	5,749	5,639	5,346
Trust	816	764	803
Brokerage and insurance	2,381	1,924	1,895
Other	664	645	543
Total	$9,610	$8,972	$8,587

3. RESTRICTIONS ON CASH AND DUE FROM BANKS

Effective March 26, 2020, the Federal Reserve reduced reserve requirements to zero for all depository institutions. There were no required federal reserves included in “Cash and due from banks” at December 31, 2024 or December 31, 2023. The required reserves are used to facilitate the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank. Federal law prohibits the Company from borrowing from the Bank unless the loans are secured by specific collateral.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, 2024 and 2023 were as follows (in thousands):

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
U.S. Agency securities	$58,594	$6	$(5,113)	$-	$53,487
U.S. Treasuries	126,220	6	(5,724)	-	120,502
Obligations of state and political subdivisions	103,137	4	(8,239)	-	94,902
Corporate obligations	11,206	297	(1,065)	-	10,438
Mortgage-backed securities in government sponsored entities	160,380	232	(14,029)	-	146,583
Total available-for-sale securities	$459,537	$545	$(34,170)	$-	$425,912

December 31, 2023
Available-for-sale securities:
U.S. Agency securities	$66,569	$1	$(5,799)	$-	$60,771
U.S. Treasuries	152,485	-	(9,197)	-	143,288
Obligations of state and political subdivisions	107,945	32	(6,190)	-	101,787
Corporate obligations	13,394	245	(1,236)	-	12,403
Mortgage-backed securities in government sponsored entities	112,950	7	(13,605)	-	99,352
Total available-for-sale securities	$453,343	$285	$(36,027)	$-	$417,601

Index
The following table shows the Company’s gross unrealized losses and fair value for available for sale securities, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023 (in thousands).  As of December 31, 2024, the Company owned 312 securities each of whose fair value was less than its cost basis for a period twelve months or greater and five securities each of whose fair value was less than its cost basis for a period less than twelve months.

	Less than Twelve Months		Twelve Months or Greater		Total
2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$-	$-	$51,470	$(5,113)	$51,470	$(5,113)
U.S. Treasuries	5,553	(11)	110,992	(5,713)	116,545	(5,724)
Obligations of states and political subdivisions	4,186	(39)	86,773	(8,200)	90,959	(8,239)
Corporate obligations	345	(33)	6,970	(1,032)	7,315	(1,065)
Mortgage-backed securities in government sponsored entities	35,044	(817)	82,425	(13,212)	117,469	(14,029)
Total securities	$45,128	$(900)	$338,630	$(33,270)	$383,758	$(34,170)
2023
U.S. agency securities	$-	$-	$58,753	$(5,799)	$58,753	$(5,799)
U.S. Treasuries	-	-	143,288	(9,197)	143,288	(9,197)
Obligations of states and political subdivisions	-	-	93,535	(6,190)	93,535	(6,190)
Corporate obligations	1,487	(265)	8,320	(971)	9,807	(1,236)
Mortgage-backed securities in government sponsored entities	9,203	(31)	88,553	(13,574)	97,756	(13,605)
Total securities	$10,690	$(296)	$392,449	$(35,731)	$403,139	$(36,027)

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

As of December 31, 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest receivable on available-for-sale debt securities totaled $2,135,000 and $2,202,000 at December 31, 2024 and 2023, respectively, and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Proceeds from sales of securities available-for-sale during 2023 and 2022 were $86,504,000 and $7,480,000, respectively. There were no sales of available-for-sale during 2024. Sales for 2023 were primarily the result of selling investments obtained as part of the HVBC acquisition for no gain or loss on the day of acquisition. The gross losses realized during 2023 consisted of $89,000 from the sales of seven municipal securities. The gross gains realized during 2023 consisted of $38,000 from the sales of two municipal securities. The gross losses realized during 2022 consisted of $14,000 from the sales of three agency securities. Gross gains and gross losses were realized as follows on available for sale securities (in thousands):

	2024	2023	2022
Gross gains	$-	$38	$-
Gross losses	-	(89)	(14)
Net (losses) gains	$-	$(51)	$(14)

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during 2024, 2023 and 2022 and the portion of unrealized gains for the period that relates to equity investments held at December 31, 2024, 2023 and 2022 (in thousands):

Equity Securities	2024	2023	2022
Net gains (losses) recognized in equity securities during the period	$145	$(144)	$(247)
Less: Net gains realized on the sale of equity securities during the period	(4)	14	4
Net unrealized gains (losses)	$149	$(158)	$(251)

Index
Investment securities with an approximate carrying value of $340,371,000 and $353,344,000 at December 31, 2024 and 2023, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at December 31, 2024, by contractual maturity are shown below (in thousands). Municipal securities that have been refunded and will therefore pay-off on the call date are reflected in the table below utilizing the call date as the date of repayment as payment is guaranteed on that date:

Available-for-sale securities:	Amortized Cost	Fair Value
Due in one year or less	$47,989	$47,117
Due after one year through five years	136,544	128,381
Due after five years through ten years	79,369	71,649
Due after ten years	195,635	178,765
Total	$459,537	$425,912

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
5. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south-central Pennsylvania, southern New York and Wilmington and Dover, Delaware.  The HVBC acquisition has expanded our lending market further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey. Although the Company had a diversified loan portfolio at December 31, 2024 and 2023, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for credit losses as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Real estate loans:
Residential	$351,398	$359,990
Commercial	1,121,435	1,092,887
Agricultural	327,722	314,802
Construction	164,326	195,826
Consumer	133,207	61,316
Other commercial loans	131,310	136,168
Other agricultural loans	29,662	30,673
State and political subdivision loans	54,182	57,174
Total	2,313,242	2,248,836
Allowance for credit losses - loans	21,699	21,153
Net loans	$2,291,543	$2,227,683

As of December 31, 2024, and 2023, net unamortized loan fees and costs of $2,587,000 and $2,843,000, respectively, were included in the carrying value of loans. Purchased loans acquired in connection with the FNB acquisition, the State College branch acquisition, the MidCoast acquisition and the HVBC were recorded at fair value on their acquisition date without a carryover of the related allowance for credit losses.

Index
Real estate loans serviced for Freddie Mac, Fannie Mae and the FHLB, which are not included in the Consolidated Balance Sheet, totaled $193,507,000 and $203,709,000 at December 31, 2024 and 2023, respectively. Loans sold to Freddie Mac and Fannie Mae were sold without recourse and total $184,578,000 and $193,548,000 at December 31, 2024 and 2023, respectively. Additionally, the Bank acquired a portfolio of loans sold to the FHLB during the acquisitions of FNB and HVBC, which were sold under the Mortgage Partnership Finance Program (“MPF”). The Bank was not an active participant in the MPF program in 2024 or 2023. The MPF portfolio balance was $8,929,000 and $10,161,000 at December 31, 2024 and 2023, respectively. The FHLB maintains a first-loss position for the MPF portfolio that totals $168,000. Should the FHLB exhaust its first-loss position, recourse to the Bank’s credit enhancement would be up to the next $229,000 of losses. The Bank did not experience any losses for the MPF portfolio during 2024, 2023 or 2022.

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

Under CECL, loans individually evaluated consist of collateral dependent loans and recently modified loans that were experiencing financial difficulty at the time of the modification. Under the incurred loss model in effect prior to the adoption of CECL, loans evaluated individually for impairment were referred to as impaired loans.

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

The following table presents the components of the allowance for credit losses as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Allowance for Credit Losses - Loans	$21,699	$21,153
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	676	1,265
Total allowance for credit losses	$22,375	$22,418

The following table presents the activity in the allowance for credit losses for 2024 and 2023 (in thousands):

	Allowance for Credit Losses -Loans	Allowance for Credit Losses - Off- Balance Sheet credit Exposure	Total
Balance at December 31, 2022	$18,552	$165	$18,717
Impact of adopting CECL	(3,300)	1,064	(2,236)
Allowance for credit loss on PCD acquired loans	1,689	-	1,689
Loans charge-off	(1,329)	-	(1,329)
Recoveries of loans previously charged-off	49	-	49
Net loans charged-off	(1,280)	-	(1,280)
Provision for credit losses - acquisition day 1 non-PCD	4,591	-	4,591
Provision for credit losses	901	36	937
Balance at December 31, 2023	$21,153	$1,265	$22,418

	Allowance for Credit Losses -Loans	Allowance for Credit Losses - Off- Balance Sheet credit Exposure	Total
Balance at December 31, 2023	$21,153	$1,265	$22,418
Loans charge-off	(2,673)	-	(2,673)
Recoveries of loans previously charged-off	43	-	43
Net loans charged-off	(2,630)	-	(2,630)
Provision for credit losses	3,176	(589)	2,587
Balance at December 31, 2024	$21,699	$676	$22,375

The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for 2024 and 2023 (in thousands).

	Balance at December 31, 2023	Charge-offs	Recoveries	Provision	Balance at December 31, 2024
Real estate loans:
Residential	$2,354	$(5)	$-	$(409)	$1,940
Commercial	9,178	-	-	(4)	9,174
Agricultural	3,264	-	-	265	3,529
Construction	1,950	-	-	(548)	1,402
Consumer	1,496	(107)	22	(6)	1,405
Other commercial loans	2,229	(2,561)	21	4,010	3,699
Other agricultural loans	270	-	-	(137)	133
State and political subdivision loans	45	-	-	16	61
Unallocated	367	-	-	(11)	356
Total	$21,153	$(2,673)	$43	$3,176	$21,699

	Balance at December 31, 2022	Impact of adopting CECL	Allowance for credit loss on PCD acquired loans	Charge- offs	Recoveries	Provision	Balance at December 31, 2023
Real estate loans:
Residential	$1,056	$79	$108	$(1)	$-	$1,112	$2,354
Commercial	10,120	(3,070)	39	-	-	2,089	9,178
Agricultural	4,589	(1,145)	-	-	-	(180)	3,264
Construction	801	(103)	37	-	-	1,215	1,950
Consumer	135	1,040	677	(365)	40	(31)	1,496
Other commercial loans	1,040	(328)	828	(963)	9	1,643	2,229
Other agricultural loans	489	(219)	-	-	-	-	270
State and political subdivision loans	322	(280)	-	-	-	3	45
Unallocated	-	726	-	-	-	(359)	367
Total	$18,552	$(3,300)	$1,689	$(1,329)	$49	$5,492	$21,153

The following table presents loans and the allowance for credit losses by portfolio segment, under the CECL methodology as of December 31, 2024 and 2023 (in thousands):

	Allowance for Credit Losses - Loans
2024	Collectively evaluated for impairment	Individually evaluated for impairment	Total Allowance for Credit Losses - Loans	Collectively evaluated for impairment	Loans Individually evaluated for impairment	Total Loans
Real estate loans:
Residential	$1,902	$38	$1,940	$349,909	$1,489	$351,398
Commercial	9,070	104	9,174	1,105,847	15,588	1,121,435
Agricultural	3,529	-	3,529	323,660	4,062	327,722
Construction	1,402	-	1,402	164,043	283	164,326
Consumer	391	1,014	1,405	132,180	1,027	133,207
Other commercial loans	2,952	747	3,699	128,728	2,582	131,310
Other agricultural loans	133	-	133	29,125	537	29,662
State and political subdivision loans	61	-	61	54,182	-	54,182
Unallocated	356	-	356	-	-	-
Total	$19,796	$1,903	$21,699	$2,287,674	$25,568	$2,313,242

2023
Real estate loans:
Residential	$2,285	$69	$2,354	$358,358	$1,632	$359,990
Commercial	9,033	145	9,178	1,090,217	2,670	1,092,887
Agricultural	3,247	17	3,264	311,500	3,302	314,802
Construction	1,664	286	1,950	193,469	2,357	195,826
Consumer	557	939	1,496	60,377	939	61,316
Other commercial loans	1,713	516	2,229	134,472	1,696	136,168
Other agricultural loans	270	-	270	30,388	285	30,673
State and political subdivision loans	45	-	45	57,174	-	57,174
Unallocated	367	-	367	-	-	-
Total	$19,181	$1,972	$21,153	$2,235,955	$12,881	$2,248,836

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

The following table presents the activity in the allowance for loan losses, by portfolio segment, for 2022 (in thousands).

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

Information presented in the following table is not required for periods after the adoption of CECL. The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2022 (in thousands):

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2022	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$421	$12	$-
Home Equity	64	4	-
Commercial	6,216	207	10
Agricultural	5,540	126	-
Consumer	1	-	-
Other commercial loans	260	3	-
Other agricultural loans	538	4	-
Total	$13,040	$356	$10

Non-performing Loans

Non-performing loans include nonaccrual loans, described in more detail below, and all loans past due 90 or more days. Loans are considered for non-accrual status upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans, or if full payment of principal and interest is not expected. Additionally, if management is made aware of other information including bankruptcy, repossession, death, or legal proceedings, the loan may be placed on non-accrual status. If a loan is 90 days or more past due and is well secured and in the process of collection, it may still be considered accruing.

The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of December 31, 2024 and 2023, respectively. The balances are presented by class of loan receivable (in thousands):

	December 31, 2024				December 31, 2023
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans
Real estate loans:
Mortgages	$165	$2,541	$-	$2,706	$315	$2,646	$-	$2,961
Home Equity	-	165	-	165	-	121	18	139
Commercial	2,099	12,265	-	14,364	256	879	404	1,539
Agricultural	-	4,062	269	4,331	181	2,489	75	2,745
Construction	-	283	-	283	2,357	-	-	2,357
Consumer	1,002	-	7	1,009	701	-	13	714
Other commercial loans	2,382	200	-	2,582	588	1,162	6	1,756
Other agricultural loans	-	537	-	537	-	492	-	492
	$5,648	$20,053	$276	$25,977	$4,398	$7,789	$516	$12,703

As of December 31, 2024 and 2023, there were $20.1 million and $7.8 million, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of  December 31, 2024 and 2023 (in thousands):

	December 31, 2024				December 31, 2023
	Real Estate	Other	None	Total	Real Estate	Other	None	Total
Real estate loans:
Mortgages	$2,706	$-	$-	$2,706	$2,961	$-	$-	$2,961
Home Equity	165	-	-	165	121	-	-	121
Commercial	14,364	-	-	14,364	1,135	-	-	1,135
Agricultural	4,062	-	-	4,062	2,670	-	-	2,670
Construction	283	-	-	283	2,357	-	-	2,357
Consumer	-	-	1,002	1,002	-	-	701	701
Other commercial loans	-	2,582	-	2,582	-	1,750	-	1,750
Other agricultural loans	-	537	-	537	-	492	-	492
	$21,580	$3,119	$1,002	$25,701	$9,244	$2,242	$701	$12,187

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

The following tables represent credit exposures by internally assigned grades, by origination year, as of December 31, 2024 and 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$52,122	$84,465	$360,989	$200,869	$114,839	$223,601	$28,178	$1,786	$1,066,849
Special Mention	-	810	3,495	1,874	1,372	8,501	1,674	-	17,726
Substandard	85	1,057	19,884	2,843	629	11,785	176	401	36,860
Doubtful	-	-	-	-	-	-	-	-	-
Total	$52,207	$86,332	$384,368	$205,586	$116,840	$243,887	$30,028	$2,187	$1,121,435
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$32,199	$22,372	$46,644	$26,132	$29,770	$126,876	$14,351	$115	$298,459
Special Mention	2,930	3,138	7,109	-	-	5,315	2,248	-	20,740
Substandard	708	140	2,179	1,250	-	3,604	529	113	8,523
Doubtful	-	-	-	-	-	-	-	-	-
Total	$35,837	$25,650	$55,932	$27,382	$29,770	$135,795	$17,128	$228	$327,722
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$48,026	$56,916	$34,995	$-	$-	$-	$1,355	$-	$141,292
Special Mention	-	-	19,391	2,950	-	-	-	-	22,341
Substandard	-	-	410	283	-	-	-	-	693
Doubtful	-	-	-	-	-	-	-	-	-
Total	$48,026	$56,916	$54,796	$3,233	$-	$-	$1,355	$-	$164,326
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$33,211	$22,808	$6,773	$7,542	$2,150	$3,464	$44,871	$75	$120,894
Special Mention	20	-	1,798	178	62	56	4,888	32	7,034
Substandard	213	-	195	-	234	641	422	1,661	3,366
Doubtful	-	-	-	-	-	-	-	16	16
Total	$33,444	$22,808	$8,766	$7,720	$2,446	$4,161	$50,181	$1,784	$131,310
Current period gross charge-offs	$-	$-	$59	$-	$-	$-	$2,502	$-	$2,561

Other agricultural loans
Risk Rating
Pass	$4,576	$2,008	$888	$3,870	$407	$220	$14,812	$-	$26,781
Special Mention	1,341	-	-	-	-	400	67	-	1,808
Substandard	-	354	455	9	-	113	131	11	1,073
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,917	$2,362	$1,343	$3,879	$407	$733	$15,010	$11	$29,662
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$-	$1,442	$13,460	$10,522	$5,319	$23,439	$-	$-	$54,182
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$1,442	$13,460	$10,522	$5,319	$23,439	$-	$-	$54,182
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$170,134	$190,011	$463,749	$248,935	$152,485	$377,600	$103,567	$1,976	$1,708,457
Special Mention	4,291	3,948	31,793	5,002	1,434	14,272	8,877	32	69,649
Substandard	1,006	1,551	23,123	4,385	863	16,143	1,258	2,186	50,515
Doubtful	-	-	-	-	-	-	-	16	16
Total	$175,431	$195,510	$518,665	$258,322	$154,782	$408,015	$113,702	$4,210	$1,828,637

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$90,068	$333,710	$224,873	$122,560	$81,557	$180,799	$28,360	$1,140	$1,063,067
Special Mention	672	7,963	227	1,552	7,442	8,159	96	60	26,171
Substandard	-	1,302	6	-	158	1,444	317	422	3,649
Doubtful	-	-	-	-	-	-	-	-	-
Total	$90,740	$342,975	$225,106	$124,112	$89,157	$190,402	$28,773	$1,622	$1,092,887
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$22,632	$47,479	$28,990	$32,058	$25,406	$118,700	$10,495	$460	$286,220
Special Mention	574	9,165	1,499	-	962	7,038	3,535	-	22,773
Substandard	-	-	-	-	102	5,394	75	238	5,809
Doubtful	-	-	-	-	-	-	-	-	-
Total	$23,206	$56,644	$30,489	$32,058	$26,470	$131,132	$14,105	$698	$314,802
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$54,973	$102,562	$22,508	$-	$-	$-	$839	$1,166	$182,048
Special Mention	1,574	5,432	4,415	-	-	-	-	-	11,421
Substandard	-	-	2,357	-	-	-	-	-	2,357
Doubtful	-	-	-	-	-	-	-	-	-
Total	$56,547	$107,994	$29,280	$-	$-	$-	$839	$1,166	$195,826
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$31,493	$11,407	$9,016	$4,793	$4,758	$3,530	$63,285	$93	$128,375
Special Mention	51	52	1,510	184	223	629	1,652	36	4,337
Substandard	52	97	-	-	149	967	502	1,667	3,434
Doubtful	-	-	-	-	-	-	-	22	22
Total	$31,596	$11,556	$10,526	$4,977	$5,130	$5,126	$65,439	$1,818	$136,168
Current period gross charge-offs	$200	$-	$-	$763	$-	$-	$-	$-	$963

Other agricultural loans
Risk Rating
Pass	$3,902	$1,520	$6,448	$1,046	$532	$305	$15,331	$-	$29,084
Special Mention	-	473	16	42	-	-	488	29	1,048
Substandard	-	-	207	-	4	255	44	31	541
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,902	$1,993	$6,671	$1,088	$536	$560	$15,863	$60	$30,673
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$1,623	$14,171	$10,841	$5,235	$-	$25,294	$10	$-	$57,174
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,623	$14,171	$10,841	$5,235	$-	$25,294	$10	$-	$57,174
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$204,691	$510,849	$302,676	$165,692	$112,253	$328,628	$118,320	$2,859	$1,745,968
Special Mention	2,871	23,085	7,667	1,778	8,627	15,826	5,771	125	65,750
Substandard	52	1,399	2,570	-	413	8,060	938	2,358	15,790
Doubtful	-	-	-	-	-	-	-	22	22
Total	$207,614	$535,333	$312,913	$167,470	$121,293	$352,514	$125,029	$5,364	$1,827,530

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity, by origination year, as of December 31, 2024 and 2023 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$11,487	$23,870	$88,581	$45,731	$27,537	$101,823	$-	$-	$299,029
Nonperforming	-	-	382	751	463	1,110	-	-	2,706
Total	$11,487	$23,870	$88,963	$46,482	$28,000	$102,933	$-	$-	$301,735
Current period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$-	$5

Home equity					-
Payment Performance
Performing	$2,987	$3,456	$2,418	$1,454	$1,525	$7,937	$29,302	$419	$49,498
Nonperforming	-	-	-	-	83	82	-	-	165
Total	$2,987	$3,456	$2,418	$1,454	$1,608	$8,019	$29,302	$419	$49,663
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$2,076	$880	$589	$543	$317	$2,520	$125,272	$1	$132,198
Nonperforming	-	7	-	-	6	996	-	-	1,009
Total	$2,076	$887	$589	$543	$323	$3,516	$125,272	$1	$133,207
Current period gross charge-offs	$-	$13	$27	$-	$-	$38	$29	$-	$107

Total
Payment Performance
Performing	$16,550	$28,206	$91,588	$47,728	$29,379	$112,279	$154,574	$420	$480,724
Nonperforming	-	7	382	751	552	2,189	-	-	3,881
Total	$16,550	$28,213	$91,970	$48,479	$29,931	$114,468	$154,574	$420	$484,605

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$19,082	$93,706	$47,774	$29,940	$18,923	$97,813	$-	$-	$307,238
Nonperforming	-	399	766	396	-	1,400	-	-	2,961
Total	$19,082	$94,105	$48,540	$30,336	$18,923	$99,213	$-	$-	$310,199
Current period gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

Home equity
Payment Performance
Performing	$3,877	$3,008	$1,886	$1,954	$2,462	$7,883	$28,219	$363	$49,652
Nonperforming	-	-	-	-	-	72	67	-	139
Total	$3,877	$3,008	$1,886	$1,954	$2,462	$7,955	$28,286	$363	$49,791
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,803	$979	$539	$477	$557	$2,988	$53,254	$5	$60,602
Nonperforming	-	21	-	-	-	693	-	-	714
Total	$1,803	$1,000	$539	$477	$557	$3,681	$53,254	$5	$61,316
Current period gross charge-offs	$-	$-	$-	$-	$1	$341	$23	$-	$365

Total
Payment Performance
Performing	$24,762	$97,693	$50,199	$32,371	$21,942	$108,684	$81,473	$368	$417,492
Nonperforming	-	420	766	396	-	2,165	67	-	3,814
Total	$24,762	$98,113	$50,965	$32,767	$21,942	$110,849	$81,540	$368	$421,306

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of December 31, 2024 and 2023 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	90 Days or Greater and
December 31, 2024	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$1,464	$227	$1,605	$3,296	$298,439	$301,735	$-
Home Equity	138	170	148	456	49,207	49,663	-
Commercial	2,782	1,360	6,528	10,670	1,110,765	1,121,435	-
Agricultural	1,569	140	1,845	3,554	324,168	327,722	269
Construction	1,119	-	283	1,402	162,924	164,326	-
Consumer	292	20	1,009	1,321	131,886	133,207	7
Other commercial loans	478	282	2,336	3,096	128,214	131,310	-
Other agricultural loans	403	-	-	403	29,259	29,662	-
State and political subdivision loans	-	-	-	-	54,182	54,182	-
Total	$8,245	$2,199	$13,754	$24,198	$2,289,044	$2,313,242	$276

Loans considered non-accrual	$2,428	$-	$13,478	$15,906	$9,795	$25,701
Loans still accruing	5,817	2,199	276	8,292	2,279,249	2,287,541
Total	$8,245	$2,199	$13,754	$24,198	$2,289,044	$2,313,242

	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	90 Days or Greater and
December 31, 2023	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$2,682	$360	$2,240	$5,282	$304,917	$310,199	$-
Home Equity	145	67	71	283	49,508	49,791	18
Commercial	1,151	245	1,380	2,776	1,090,111	1,092,887	404
Agricultural	72	-	1,440	1,512	313,290	314,802	75
Construction	4,407	388	2,357	7,152	188,674	195,826	-
Consumer	16	282	23	321	60,995	61,316	13
Other commercial loans	670	366	319	1,355	134,813	136,168	6
Other agricultural loans	108	362	-	470	30,203	30,673	-
State and political subdivision loans	-	-	-	-	57,174	57,174	-
Total	$9,251	$2,070	$7,830	$19,151	$2,229,685	$2,248,836	$516

Loans considered non-accrual	$199	$666	$7,314	$8,179	$4,008	$12,187
Loans still accruing	9,052	1,404	516	10,972	2,225,677	2,236,649
Total	$9,251	$2,070	$7,830	$19,151	$2,229,685	$2,248,836

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

The following table shows the amortized cost basis, by class of loans receivable, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during 2024 (dollars in thousands):

	For the year ended December 31, 2024
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$12	0.00%
Total	1	$12

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Other commercial loans	1	$149	0.11%
Total	1	$149

The following table shows, by class of loans receivable, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during 2024:

Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 4 months
Total	1

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Other commercial loans	1	Extended the loan maturity 120 months
Total	1

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty that were modified during 2024 for which there were payment defaults after the modification date for 2024. The following table details loans modified during 2023 that were experiencing financial difficulty that had a payment default during the year ended December 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty:
Extended Loan Maturity
Real estate loans:
Commercial	$1,061
Total	$1,061

The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at December 31, 2024 (in thousands):

		30-89 Days	90 Days
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Real estate loans:
Mortgages	$12	$-	$-	$12
Total	$12	$-	$-	$12

		30-89 Days	90 Days
Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Other commercial loans	$149	$-	$-	$149
Total	$149	$-	$-	$149

 Information presented in the table above is not required for periods prior to adoption of CECL. The following table presents the most comparable information for the prior period for troubled debt restructurings as of December 31, 2022 (in thousands).

	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
2022	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification

Real estate loans:
Home Equity	-	1	$-	$8	$-	$8
Commercial	-	4	-	2,301	-	2,301
Agricultural	-	2	-	1,137	-	1,137
Total	-	7	$-	$3,446	$-	$3,446

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. There was no recidivism or other defaults during the reporting periods for loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2022.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2024 and 2023, included with other assets are $2,635,000 and $474,000, respectively, of foreclosed assets. As of December 31, 2024, included within the foreclosed assets is $127,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2024, the Company has initiated formal foreclosure proceedings on $829,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.
6. PREMISES & EQUIPMENT

Premises and equipment at December 31, 2024 and 2023 are summarized as follows (in thousands):

	December 31,
	2024	2023
Land	$5,839	$5,839
Buildings	23,012	22,948
Furniture, fixtures and equipment	9,047	8,499
Construction in process	2,172	1,921
	40,070	39,207
Less: accumulated depreciation	18,675	17,823
Premises and equipment, net	$21,395	$21,384

Depreciation expense amounted to $1,242,000, $1,147,000 and $877,000 for 2024, 2023 and 2022, respectively.

Index
7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization of intangible assets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,478	$(1,717)	$761	$2,457	$(1,502)	$955
Core deposit intangibles	4,713	(2,582)	2,131	4,713	(2,018)	2,695
Total amortized intangible assets	$7,191	$(4,299)	$2,892	$7,170	$(3,520)	$3,650
Unamortized intangible assets:
Goodwill	$85,758			$85,758
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for the next five years of amortized intangible assets (in thousands). We based our projections of amortization expense shown below on existing asset balances at December 31, 2024. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Year ended December 31, 2024	$297	$564	$861
Estimate for year ended December 31,
2025	246	478	724
2026	195	395	590
2027	138	339	477
2028	91	284	375
2029	54	230	284
2030 and thereafter	37	405	442
Total	761	2,131	2,892

8. FEDERAL HOME LOAN BANK STOCK

As a member of the FHLB of Pittsburgh, the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2024, and 2023, included in other assets, the Bank held $14,524,000 and $14,997,000, respectively, of FHLB stock. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios are strong, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

Index
9. DEPOSITS

The following table shows the breakdown of deposits as of December 31, 2024 and 2023, by deposit type (in thousands):

	2024	2023
Non-interest-bearing deposits	$532,776	$523,784
Interest bearing demand deposits	18,004	-
NOW accounts	581,673	670,712
Savings deposits	292,918	307,357
Money market deposit accounts	434,856	400,154
Certificates of deposit	521,801	419,474
Total	$2,382,028	$2,321,481

Certificates of deposit of $250,000 or more amounted to $191,015,000 and $94,812,000 at December 31, 2024 and 2023, respectively. Brokered deposits totaled $93,055,000 and $109,284,000 as of December 31, 2024 and 2023, respectively.

Following are maturities of certificates of deposit as of December 31, 2024 (in thousands):

2025	$399,497
2026	51,884
2027	41,621
2028	16,186
2029	8,953
Thereafter	3,660
Total certificates of deposit	$521,801

10. BORROWED FUNDS AND REPURCHASE AGREEMENTS

The following table shows the breakdown of borrowed funds as of December 31, 2024 and 2023 (dollars in thousands):

				Weighted average interest rate:
2024	Balance at December 31	Highest balance at any month-end	Average balance	Paid during the year	As of year- end
Securities Sold Under Agreements to Repurchases (a)	$17,338	$17,921	$16,768	4.79%	4.06%
FHLB Advances(b)	135,144	199,789	147,727	5.64%	4.71%
Bank Federal Funds Lines (c)	-	-	1	5.66%	0.00%
FRB BIC Line (d)	-	-	99	5.50%	0.00%
Line of Credit (e)	7,572	12,572	10,467	8.71%	7.76%
FRB Term Funding Program (f)	-	20,000	15,137	4.85%	0.00%
Other Secured Borrowings (g)	6,540	12,060	9,281	5.24%	4.33%
Subordinated Debt (h)	19,277	19,276	19,090	6.25%	6.11%
Notes Payable (i)	7,500	7,500	7,500	3.65%	3.65%
Term Loans (j)	104,350	109,170	97,339	2.88%	4.45%
Total Borrowed Funds	$297,721	$398,288	$323,409	4.80%	4.73%

				Weighted average interest rate:
2023	Balance at December 31	Highest balance at any month-end	Average balance	Paid during the year	As of year- end
Securities Sold Under Agreements to Repurchases (a)	$18,043	$18,184	$17,425	4.92%	5.10%
FHLB Advances(b)	135,841	234,310	192,399	5.43%	5.68%
Bank Federal Funds Lines (c)	-	-	-	6.53%	0.00%
FRB BIC Line (d)	-	-	29	5.24%	0.00%
Line of Credit (e)	12,572	17,500	5,880	8.48%	8.50%
FRB Term Funding Program (f)	20,000	20,000	329	4.84%	4.84%
Other Secured Borrowings (g)	10,860	14,160	7,390	5.35%	5.33%
Subordinated Debt (h)	18,933	18,933	14,745	5.50%	6.30%
Notes Payable (i)	7,500	7,500	7,500	3.65%	3.65%
Term Loans (j)	98,287	117,775	80,908	2.30%	4.94%
Total Borrowed Funds	$322,036	$448,362	$326,605	4.64%	5.46%

(a) We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The collateral pledged on the repurchase agreements by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 is presented in the following tables (in thousands).

Index
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2024	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$21,364	$-	$-	$-	$21,364
Total carrying value of collateral pledged	$21,364	$-	$-	$-	$21,364

Total liability recognized for repurchase agreements					$17,338

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2023	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$19,490	$-	$-	$-	$19,490
Total carrying value of collateral pledged	$19,490	$-	$-	$-	$19,490

Total liability recognized for repurchase agreements					$18,043

(b) FHLB Advances consist of an “Open RepoPlus” agreement with the FHLB of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the FHLB discount rate or Federal Funds rate, whichever is higher. The Company has a borrowing limit of $1,063,947,000, inclusive of any outstanding advances and letters of credit. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans. A portion of these advances, $43.0 million, are subject to interest rate swap arrangements. See Note 18 for additional information.

(c) The federal funds lines consist of unsecured lines from two third party banks at market rates. The Bank has a borrowing limit totaling $34,000,000, inclusive of any outstanding balances. No specific collateral is required to be pledged for these borrowings.

(d) The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody agreement opened in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company’s possession. As of December 31, 2024, and 2023, the Company has a borrowing limit of $14,353,000 and $993,000, respectively, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $25,750,000 and $1,230,000 as of December 31, 2024 and 2023, respectively.

(e) The Company issued a $15.0 million revolving line of credit in December 2023 with an unaffiliated bank with a maturity date of January 1, 2026, subject to certain covenants. The line is subject to an annual fee of $20,000. Interest on outstanding borrowings is payable at prime. No specific collateral is required to be pledged for these borrowings.

(f) The Federal Reserve’s Bank Term Funding Program (BTFP) consisted of a loan agreement opened in the second quarter of 2023 with the Federal Reserve Bank of Philadelphia secured by US treasury and SBA securities. The BTFP offered loans of up to one year in length. The loan was repaid and closed in the  fourth quarter of 2024.

(g) The Company entered into an agreement with a counterparty that provides for the Company the right to obtain collateral from the counterparty depending on the value of the underlying derivative instrument. The value of the collateral obtained can fluctuate daily. A market interest rate is required to be paid on any collateral held. As of December 31, 2024, the Company is holding $6,540,000 of collateral, which is included in cash and cash equivalents on the Consolidated Balance sheet.

(h) In April 2021, the Company issued $10.0 million of fixed to floating rate subordinated notes that mature on April 16, 2031, unless redeemed earlier. The notes bear interest at 4% per annum through April 16, 2026 and subsequently pay interest at the 90-day average secured overnight financing rate, determined on the determination date of the applicable interest period, plus 323 basis points. The Company may redeem the notes, in whole or in part, on or after April 16, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Issuance costs associated with the notes totaled $131,000 and were capitalized and will be amortized over the life of the note on a straight-line basis, which approximates the effective yield method. As of December 31, 2024, the net unamortized issuance costs totaled $82,000. As part of the HVBC acquisition, the Company acquired a subordinated note issued by HVBC with a par value of $10.0 million and a fair market value of $8,873,000 on the date of acquisition. This note has a maturity date of May 28, 2031, and has a coupon rate of 4.50% per annum through May 28, 2026. Thereafter, the note rate is adjustable and resets quarterly based on the then current 90-day average Secured Overnight Financing Rate (“SOFR”) plus 325 basis points for U.S. dollar denominated loans as published by the Federal Reserve Bank of New York. The Company may, at its option, at any time on an interest payment date, on or after May 28, 2026, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption. The carrying value of the note as of December 31, 2024 and 2023 was $9,358,000 and $9,028,000, respectively.

(i) In December 2003, the Company formed a special purpose entity (“Entity”) to issue $7,500,000 of floating rate obligated mandatory redeemable trust preferred securities as part of a pooled offering. The rate was determined quarterly and floated based on the 3-month SOFR plus 2.80 percent. The Entity may redeem them, in whole or in part, at face value after December 17, 2008, and on a quarterly basis thereafter. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable. Debt issue costs of $75,000 have been capitalized and fully amortized as of December 31, 2008. Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet. The Entity is not consolidated as part of the Company’s consolidated financial statements. The $7,500,000 note payable is subject to an interest rate swap arrangement. See Note 18 for additional information.

Index
(j)  Term Loans consist of separate loans with the FHLB of Pittsburgh as follows (dollars in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2024	2023
Fixed:
4.92%	January 2, 2025	25,000	-
4.76%	February 14, 2025	18,000	-
5.05%	January 6, 2025	20,000	-
4.47%	May 12, 2025	10,000	10,000
5.03%	July 7, 2025	26,350	25,287
4.32%	November 12, 2025	5,000	5,000
4.75%	November 11, 2024	-	5,000
1.70%	August 20, 2024	-	5,000
2.46%	March 28, 2024	-	5,000
5.64%	February 14, 2024	-	18,000
5.73%	January 2, 2024	-	25,000
Total term loans		$104,350	$98,287

The following are maturities of borrowed funds as of December 31, 2024 (in thousands):

2025	$270,944
2026	-
2027	-
2028	-
2029	-
Thereafter	26,777
Total borrowed funds	$297,721

11. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers hired prior to January 1, 2007. The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during employment. Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plans’ actuary. The Bank did not make any contributions to the pension plans in 2024, 2023 or 2022.

In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $539,000, $354,000 and $300,000 for 2024, 2023 and 2022, respectively.

Index
The following table sets forth the obligation and funded status of the pension plan as of December 31 (in thousands):

	2024	2023

Change in benefit obligation
Benefit obligation at beginning of year	$9,556	$9,324
Service cost	329	306
Interest cost	422	433
Actuarial (Gain) / Loss	(395)	280
Settlement gain	(18)	-
Benefits paid	(1,023)	(787)
Benefit obligation at end of year	8,871	9,556

Change in plan assets
Fair value of plan assets at beginning of year	11,662	11,335
Actual return (loss) on plan assets	1,087	1,114
Employer contribution	-	-
Benefits paid	(1,023)	(787)
Fair value of plan assets at end of year	11,726	11,662

Funded status	$2,855	$2,106

Amounts not yet recognized as a component of net periodic pension cost as of December 31 (in thousands):

Amounts recognized in accumulated other comprehensive loss consists of:	2024	2023
Net loss	$385	$1,231
Prior service cost	-	-
Total	$385	$1,231

The accumulated benefit obligation for the defined benefit pension plan was $8,871,000 and $9,556,000 at December 31, 2024 and 2023 respectively.

The components of net periodic benefit costs for the years ended December 31 are as follows (in thousands):

	2024	2023	2022

Service cost	$329	$306	$356
Interest cost	422	433	275
Return on plan assets	(791)	(769)	(935)
Settlement loss (gain)	104	-	144
Net amortization and deferral	33	41	96
Net periodic benefit (income) cost	$97	$11	$(64)

The Company does not expect to amortize any estimated net loss from accumulated other comprehensive loss into the net periodic benefit cost (income) in 2025.

The weighted-average assumptions used to determine benefit obligations at December 31, 2024, 2023 and 2022 is summarized in the following table. The change in the discount rate is the primary driver of the actuarial gain that occurred in 2024 of $395,000.

	2024	2023	2022
Discount rate FCCB Plan	5.25%	4.50%	4.75%
Rate of compensation increase	3.00%	3.00%	3.00%

Index
The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31, 2024, 2023 and 2022 is summarized in the following table.

	2024	2023	2022
Discount rate FCCB Plan	4.50%	4.75%	2.25%
Expected long-term return on plan assets FCCB plan	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned. The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management. The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions. Asset allocation favors equity securities, with a target allocation of 50-70%. The target allocation for debt securities is 30-50%. At December 31, 2024, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio. The following table sets forth by level, within the fair value hierarchy as defined in footnote 20, the Plan’s assets at fair value as of December 31, 2024 and 2023 (dollars in thousands):
2024	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$312	$-	$-	$312	2.7%
Equity Securities	5,902	-	-	5,902	50.3%
Mutual Funds and ETF’s	3,025	-	-	3,025	25.8%
Corporate Bonds	-	2,487	-	2,487	21.2%
Municipal Bonds	-	-	-	-	0.0%
U.S. Agency Securities	-	-	-	-	0.0%
Certificate of deposit	-	-	-	-	0.0%
Total	$9,239	$2,487	$-	$11,726	100.0%

2023	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$380	$-	$-	$380	3.3%
Equity Securities	5,638	-	-	5,638	48.3%
Mutual Funds and ETF’s	3,428	-	-	3,428	29.4%
Corporate Bonds	-	2,167	-	2,167	18.6%
Municipal Bonds	-	-	-	-	0.0%
U.S. Agency Securities	-	49	-	49	0.4%
Certificate of deposit	-	-	-	-	0.0%
Total	$9,446	$2,216	$-	$11,662	100.0%

Equity securities include the Company’s common stock in the amounts of $737,000 (6.3% of total plan assets) and $746,000 (6.4% of total plan assets) at December 31, 2024 and 2023, respectively.

The Bank does not expect to make a contribution to its pension plan in 2025.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2025	$442
2026	1,867
2027	1,012
2028	639
2029	568
2030- 2034	5,152

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $898,000, $769,000 and $623,000 for 2024, 2023 and 2022, respectively.

Index
Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2024, and 2023, an obligation of $626,000 and $604,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $30,000, $27,000 and $11,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and may be subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In April 2016, the Company’s stockholder authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of December 31, 2024, 104,212 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation. The following table details the vesting, awarding and forfeiting of unearned restricted shares during 2024:

	2024
	Shares	Weighted Average Market Price
Outstanding, beginning of year	6,707	$71.94
Granted	8,351	45.59
Forfeited	(568)	59.03
Vested	(3,563)	67.84
Outstanding, end of year	10,927	$53.81

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $264,000, $239,000 and $279,000 for the years ended December 31, 2024, 2023 and 2022, respectively. The per share weighted-average grant-date fair value of restricted shares granted during 2024, 2023 and 2022 was $45.59, $77.77 and $68.69, respectively.  At December 31, 2024, the total compensation cost related to nonvested awards that has not yet been recognized was $482,000, which is expected to be recognized over the next 3 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At December 31, 2024 and 2023, an obligation of $2,131,000 and $2,897,000, respectively, for the SERP was included in other liabilities in the Consolidated Balance Sheet. Expenses related to the SERP totaled $124,000, $233,000 and $240,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Benefit payments for  2024, 2023 and 2022 were$889,000, $42,000 and $42,000, respectively.

Deferred Compensation Plan

In 2018, the Company initiated a non-qualified executive deferred compensation plan for eligible employees designated by the Board of Directors. At December 31, 2024 and 2023, an obligation of $1,757,000 and $1,503,000, respectively, was included in other liabilities for the deferred compensation plan in the Consolidated Balance Sheet. Expenses related to the deferred compensation plan totaled $254,000, $268,000 and $296,000 for the years ended December 31, 2024, 2023 and 2022, respectively. There were no benefit payments in 2024, 2023 and 2022.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”)  in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 95 percent of market value on the last day of the quarterly purchase period. The ESPP authorizes the issuance, and the purchase by employees, of up to 100,000 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 234 shares at a weighted average price of $70.61 under the ESPP during 2024. At December 31, 2024, 99,766 shares remained available to be issued through the ESPP.

Index
Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees acquired through the acquisition of FNB. At December 31, 2024 and 2023 an obligation of $525,000 and $575,000 respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to the salary continuation plan totaled $41,000, $44,000 and $47,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Benefit payments related to the salary continuation plan totaled $91,000, $87,000 and $76,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Continuation of Life Insurance Plan

The Company has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person’s term of service. The estimated present value of future benefits to be paid totaled $514,000 and $610,000 at December 31, 2024 and 2023, respectively, which is included in other liabilities in the Consolidated Balance Sheet. (Benefits)/Expenses for the plan totaled ($96,000), ($50,000) and ($36,000) for the years ended December 31, 2024, 2023 and 2022, respectively.

12. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Currently payable	$4,094	$3,109	$6,471
Deferred tax liability (asset)	1,771	595	(36)
Provision for income taxes	$5,865	$3,704	$6,435

Index
The following temporary differences gave rise to the net deferred tax asset and liabilities at December 31, 2024 and 2023, respectively (in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses	$5,449	$5,868
Deferred compensation	648	597
Allowance for losses on available-for-sale securities	130	147
Pension and other retirement obligation	-	166
Interest on non-accrual loans	1,588	1,263
Incentive plan accruals	682	662
Other real estate owned	16	16
Unrealized losses on available-for-sale securities	7,061	7,506
Low income housing tax credits	15	44
NOL carry forward	1,458	2,468
Unrealized losses on equity securities	-	24
Non-PCD loan interest rate	4,200	4,795
Right of use asset	2,120	2,349
Accrued vacation	308	281
Other	334	428
Total	$24,009	$26,614

Deferred tax liabilities:
Premises and equipment	$(745)	$(679)
Investment securities accretion	(611)	(432)
Loan fees and costs	(933)	(859)
Goodwill and core deposit intangibles	(2,804)	(2,889)
Pension and other retirement obligation	(152)	-
Mortgage servicing rights	(160)	(201)
Unrealized gains on equity securities	(3)	-
Unrealized gains on interest rate swap	(890)	(1,143)
Borrowings fair value adjustment	(254)	(511)
Right of use asset	(2,093)	(2,334)
Other	(165)	(227)
Total	(8,810)	(9,275)
Deferred tax (liability) asset, net	$15,199	$17,339

No valuation allowance was established at December 31, 2024 and 2023, due to the certain tax strategies and anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Provision at statutory rates on pre-tax income	$7,070	$4,514	$7,450
Effect of tax-exempt income	(854)	(895)	(835)
Low income housing tax credits	(688)	(585)	(141)
Low income housing expense	339	399	-
Bank owned life insurance	(354)	(263)	(179)
Nondeductible interest	308	251	74
Nondeductible merger and acquisition expenses	-	247	61
Change in tax rate	-	-	-
Other items	44	36	5
Provision for income taxes	$5,865	$3,704	$6,435
Statutory tax rates	21%	21%	21%
Effective tax rates	17.4%	17.2%	18.1%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2020 have been closed for purposes of examination by the federal and state taxing authorities.

Index
13. AFFORDABLE HOUSING PROJECTS TAX CREDIT PARTNERSHIPS

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity. The Company uses the effective yield method to account for its pre-2015 investments in these entities. Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method. The Company’s net affordable housing tax credit investments and related unfunded commitments were $7,915,000 and $8,541,000 as of December 31, 2024 and 2023, respectively, and are included in other assets in the consolidated balance sheet. All partnerships entered into prior to 2015 were fully amortized as of December 31, 2022.

Unfunded Commitments

As of December 31, 2024, the expected payments for unfunded affordable housing commitments were as follows (dollars in thousands):

2025	$4,574
2026	506
2027	760
2028	12
2029	12
Thereafter	134
$5,998

The following table presents tax credits and other benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 (dollars in thousands).

	2024	2023	2022
Effective Yield Method
Tax credits and other tax benefits recognized	$-	$-	$141
Amortization Expense in other expense	-	-	108
Proportional Amortization Method
Tax credits and other tax benefits recognized	976	948	-
Amortization Expense in Provision for Income Taxes	627	762	-

There were no impairment losses related to LIHTC investments for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, as of December 31, were as follows (in thousands):

	2024	2023
Net unrealized gain on securities available for sale	$(33,624)	$(35,743)
Tax effect	7,060	7,505
Net -of-tax amount	(26,564)	(28,238)

Unrealized loss on interest rate swap	4,236	5,441
Tax effect	889	1,142
Net -of-tax amount	3,347	4,299

Unrecognized pension costs	(385)	(1,231)
Tax effect	81	259
Net -of-tax amount	(304)	(972)

Total accumulated other comprehensive loss	$(23,521)	$(24,911)

Index
The following tables present the changes in accumulated other comprehensive loss by component net of tax for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2021	$304	$1,509	$(1,968)	$(155)
Other comprehensive income (loss) before reclassifications (net of tax)	(37,829)	4,034	836	(32,959)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	11	(114)	76	(27)
Net current period other comprehensive income (loss)	(37,818)	3,920	912	(32,986)
Balance as of December 31, 2022	$(37,514)	$5,429	$(1,056)	$(33,141)

Balance as of December 31, 2022	$(37,514)	$5,429	$(1,056)	$(33,141)
Other comprehensive income (loss) before reclassifications (net of tax)	9,237	610	52	9,899
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	39	(1,740)	32	(1,669)
Net current period other comprehensive income (loss)	9,276	(1,130)	84	8,230
Balance as of December 31, 2023	$(28,238)	$4,299	$(972)	$(24,911)

Balance as of December 31, 2023	$(28,238)	$4,299	$(972)	$(24,911)
Other comprehensive income (loss) before reclassifications (net of tax)	1,674	1,036	642	3,352
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	(1,988)	26	(1,962)
Net current period other comprehensive income (loss)	1,674	(952)	668	1,390
Balance as of December 31, 2024	$(26,564)	$3,347	$(304)	$(23,521)

(a) Amounts in parenthesis indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)			Affected line item in the Consolidated Statement of Income
	December 31,
	2024	2023	2022
Unrealized gains and losses on available for sale securities
	$-	$(51)	$(14)	Available for sale securities (losses) gains, net
	-	12	3	Provision for income taxes
	$-	$(39)	$(11)	Net of tax

Unrealized gain (loss) on interest rate swap	$2,516	$2,203	$145	Interest expense
	(528)	(463)	(31)	Provision for income taxes
	$1,988	$1,740	$114	Net of tax

Defined benefit pension items
	$(33)	$(41)	$(96)	Other expenses
	7	9	20	Provision for income taxes
	$(26)	$(32)	$(76)	Net of tax
Total reclassifications	$1,962	$1,669	$27

(a) Amounts in parentheses indicate debits
15. RELATED PARTY TRANSACTIONS

Certain executive officers and directors of the Company, or companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank. A summary of loan activity for the years ended December 31, 2024 and 2023 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of year	$12,915	$9,592
New loans	3,388	7,786
Repayments	(5,318)	(4,463)
Balance, end of year	$10,985	$12,915

Letter of credit	$10	$1,663

Index
16. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Federal Reserve Board (“FRB”) is required for the Bank to pay dividends to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2025 without approval of the FRB or Pennsylvania Department of Banking of approximately $21,110,000, plus the Bank’s 2025 year-to-date net income at the time of the dividend declaration.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2024, the Bank’s regulatory lending limit amounted to approximately $43,053,000.

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

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act were effective April 23, 2020 terminated upon the earlier of the termination of the national emergency related to COVID-19 or December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR was set at 8% for the remainder of 2020, 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2020 and 2021, a qualifying community bank utilizing the grace period was required to maintain a CBLR of at least 7% and 7.5%, respectively. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2023, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.54% as the Bank was in the grace period provided by the framework. At December 31, 2024, the Bank leverage ratio under the CBLR framework was 8.99%, which is less than 9.0% requirement to be considered “well-capitalized” under the CBLR. As such, as of December 31, 2024, the Bank reverted to the prompt corrective action framework. The following table provides the Bank’s computed risk‑based capital ratios as of December 31, 2024, which reflects the Bank being well capitalized on that date (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$284,931	11.88%	$191,824	8.00%	$239,780	10.00%
Bank	$287,020	11.99%	$191,501	8.00%	$239,376	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$243,761	10.17%	$143,868	6.00%	$191,824	8.00%
Bank	$265,207	11.08%	$143,625	6.00%	$191,501	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$236,261	9.86%	$107,901	4.50%	$155,857	6.50%
Bank	$265,207	11.08%	$107,719	4.50%	$155,594	6.50%

Tier 1 Capital (to Average Assets):
Company	$243,761	8.26%	$118,096	4.00%	$147,620	5.00%
Bank	$265,207	8.99%	$118,007	4.00%	$147,508	5.00%

Index
17. COMMITMENTS, CONTINGENT LIABILITIES, RISKS AND UNCERTAINTIES

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

Credit Extension Commitments

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
Commitments to extend credit	$432,123	$546,006
Standby letters of credit	9,799	18,682
	$441,922	$564,688

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

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2024 was $13,006,000.  The Company reserves the right to discontinue this service without prior notice.

The allowance for credit losses for off-balance sheet commitments was $676,000 and $1,265,000 as of December 31, 2024 and 2023, respectively.

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
18. DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest payments. As of December 31, 2024, and 2023, the Company had six interest rate swaps with a notional of $50.5 million associated with the Company’s cash outflows associated with various floating-rate amounts.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended December 31, 2024 and 2023. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities.

Customer Swaps

The Company also enters into derivative contracts, which consist of interest rate swaps, to facilitate the needs of customers desiring to manage interest rate risk. These swaps are not designated as accounting hedges under ASC 815, Derivatives and Hedging. In order to economically hedge the interest rate risk associated with offering this product, the Company simultaneously enters into derivative contracts with third parties to offset the customer contracts, such that the Company minimizes its net risk exposure resulting from such transactions. The derivative contracts are structured such that the notional amounts decrease over time to generally match the expected amortization of the underlying loans. These derivatives are not speculative and arise from a service provided to customers. The Company utilizes a loan hedging program to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, the Company enters into a dealer facing trade exactly mirroring the terms of the loan addendum. At December 31, 2024, the Company had interest rate swaps related to this program with an aggregate notional amount of $49.7 million.

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

Counterparty Credit Risk

As a result of its derivative contracts, the Company is exposed to credit risk. Specifically, approved counterparties and exposure limits are defined. On at least an annual basis, the customer derivative contracts and related counterparties are evaluated for credit risk with an adjustment made to the contracts fair value. In accordance with the interest rate agreements with derivative dealers, the Company may be required to post margin to these counterparties. At December 31, 2024, the Company has required collateral with certain of its derivative counterparties in the amount of $10.0 million and was holding $6.5 million of collateral from derivative counterparties.

Index
The following table reflects the estimated fair value positions of derivative contracts as of December 31, 2024 and 2023:

Derivatives designated as hedging instruments under ASC 815 (in thousands):

					Fair Value December 31,
Third party interest rate swaps	Balance Sheet Location	Notional Amount	Interest rate Paid	Interest rate Received	2024	2023
Maturing in 2025	Fair value of derivative instruments - asset	$15,000	Fixed - 0.57%	Compounded Overnight SOFR + 26.161	$150	$887
Maturing in 2027	Fair value of derivative instruments - asset	10,000	Fixed - 0.65%	Compounded Overnight SOFR + 26.161	786	1,009
Maturing in 2027	Fair value of derivative instruments - asset	7,500	Fixed - 3.57%	Compounded Overnight SOFR + 26.161+280	620	764
Maturing in 2027	Fair value of derivative instruments - asset	6,000	Fixed - 0.61%	Compounded Overnight SOFR + 26.161	500	630
Maturing in 2029	Fair value of derivative instruments - asset	6,000	Fixed - 0.72%	Compounded Overnight SOFR + 26.161	854	894
Maturing in 2032	Fair value of derivative instruments - asset	6,000	Fixed - 0.82%	Compounded Overnight SOFR + 26.161	1,326	1,257
		$50,500			$4,236	$5,441

Derivatives not designated as hedging instruments under ASC 815 (in thousands):

		December 31, 2024		December 31, 2023
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Zero Premium Collar	(Fair value of derivative instruments - liability)	$49,678	$(5,817)	$69,462	$(7,922)
IRLCs	Fair value of derivative instruments - asset	10,728	317	21,225	324
Dealer Offset to Zero Premium Collar	Fair value of derivative instruments - asset	49,678	5,817	69,462	7,922

The following table presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the years ended December 31, 2024 and 2023 (in thousands):

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
	Amount of (Loss) Gain Recognized in OCI on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of (loss) gain reclassified from Accumulated OCI into income
	Year Ended December 31,			Year Ended December 31,
Derivatives in Hedging relationships	2024	2023		2024	2023
Interest rate Products	$(1,205)	$(1,431)	Interest Expense	$2,516	$2,203

19. LEASES

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

	Balance at December 31,
Lease Type	2024	2023	Affected line item on the Consolidated Balance Sheet
Right of Use Assets
Operating	$9,966	$11,116	Other Assets

Lease Liabilities:
Operating	$10,095	$11,188	Other Liabilities

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For leases obtained as of the HVBC acquisition, the rate for the remaining lease term as of June 16, 2023 was used. The following table displays the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases outstanding as of December 31, 2024:

Index
Operating
Weighted average term (years)	8.11
Weighted average discount rate	4.21%

The following table represents lease costs and other lease information for the years ended December 31, 2024, 2023, and 2022, respectively (in thousands). As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	December 31,
Lease Cost	2024	2023	2022
Operating lease cost	$1,953	$1,400	$728
Variable lease cost	250	177	64
Total lease cost	$2,203	$1,577	$792

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2024 along with a reconciliation to the discounted amount recorded on the December 31, 2024 Consolidated Balance Sheet (in thousands):

Undiscounted cash flows due within	Operating
2025	1,779
2026	1,663
2027	1,644
2028	1,557
2029	1,324
2030 and thereafter	4,170
Total undiscounted cash flows	12,137
Impact of present value discount	2,042
Amount reported on balance sheet	$10,095

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Required to be Measured at Fair Value on a Recurring Basis

The fair values of equity securities and securities available for sale are determined by quoted prices in active markets, when available, and classified as Level I. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities and classified as Level II. The fair values consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

2024	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,747	$-	$-	$1,747
Available for sale securities:
U.S. Agency securities	-	53,487	-	53,487
U.S. Treasuries securities	120,502	-	-	120,502
Obligations of state and political subdivisions	-	94,902	-	94,902
Corporate obligations	-	10,438	-	10,438
Mortgage-backed securities in government sponsored entities	-	146,583	-	146,583
Other Assets
Derivative instruments	-	10,053	317	10,370
Liabilities
Derivative instruments	-	(5,817)	-	(5,817)

2023	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,938	$-	$-	$1,938
Available for sale securities:
U.S. Agency securities	-	60,771	-	60,771
U.S. Treasuries securities	143,288	-	-	143,288
Obligations of state and political subdivisions	-	101,787	-	101,787
Corporate obligations	-	12,403	-	12,403
Mortgage-backed securities in government sponsored entities	-	99,352	-	99,352
Other Assets
Derivative instruments	-	13,363	324	13,687
Liabilities
Derivative instruments	-	(7,922)	-	(7,922)

Index
The following tables represent assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2024 and 2023:

	Level 3
	IRLC - Asset	IRLC - Liability
Beginning Balance: December 31, 2023	$324	$-
Total gains (losses) (unrealized):
Included in other comprehensive loss	-	-
Total (loss) gains included in earnings and held at reporting date	(7)	-
Purchases, sales and settlements	-	-
Transfers out of Level 3	-	-
Ending Balance December 31, 2023	$317	$-
Change in unrealized (losses) gains for the period included in earnings (or changes in net assets) for assets held as of December 31, 2024	$(7)	-
Change in unrealized losses for the period included in other comprehensive loss for assets held as of December 31, 2024	$-	-

	Level 3
	IRLC - Asset	IRLC - Liability
Beginning Balance: June 16, 2023	$657	$-
Total gains (losses) (unrealized):
Included in other comprehensive loss	-	-
Total (loss) gains included in earnings and held at reporting date	(333)	-
Purchases, sales and settlements	-	-
Transfers out of Level 3	-	-
Ending Balance December 31, 2023	$324	$-
Change in unrealized (losses) gains for the period included in earnings (or changes in net assets) for assets held as of December 31, 2023	$(333)	-
Change in unrealized losses for the period included in other comprehensive loss for assets held as of December 31, 2023	$-	-

At December 31, 2024 and 2023, the Company has classified $317,000 and $324,000, respectively, of net derivative assets related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023:

Quantitative Information about Level 3 Fair Value Measurements
2024	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	317	Discounted cashflows	Pull-though rates	76.35%-100.00%	89.65%

2023	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	324	Discounted cashflows	Pull-though rates	63.63%-94.24%	85.43%

Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2024 and 2023 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

Assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 (in thousands) are included in the table below:

2024	Level I	Level II	Level III	Total
Collateral dependent loans	$-	$-	$3,579	$3,579
Other real estate owned	-	-	2,486	2,486

2023	Level I	Level II	Level III	Total
Collateral dependent loans	$-	$-	$3,885	$3,885
Other real estate owned	-	-	97	97

•
Collateral-Dependent Loans (in accordance with ASC 326) - The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $253,000 at December 31, 2024.

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

Quantitative Information about Level 3 Fair Value Measurements
2024	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral dependent loans	3,579	Appraised Collateral Values	Discount for time since appraisal	0%-100%	36.67%
			Selling costs	4%-12%	7.05%
			Holding period	1 - 12 months	11.04 months

Other real estate owned	2,486	Appraised Collateral Values	Discount for time since appraisal	20%-32%	31.32%

2023	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral dependent loans	3,885	Appraised Collateral Values	Discount for time since appraisal	0-100%	29.32%
			Selling costs	8%-12%	10.20%
			Holding period	3 - 12 months	6.65 months

Other real estate owned	97	Appraised Collateral Values	Discount for time since appraisal	32%	32.00%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

December 31, 2024	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,820	$-	$-	$3,820
Loans held for sale	9,607	9,607	-	-	9,607
Net loans	2,291,543	2,209,083	-	-	2,209,083

Financial liabilities:
Deposits	2,382,028	2,377,438	1,842,223	-	535,215
Borrowed funds	297,721	284,952	-	-	284,952

December 31, 2023	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$4,070	$4,070	$-	$-	$4,070
Loans held for sale	9,379	9,379	-	-	9,379
Net loans	2,227,683	2,126,237	-	-	2,126,237

Financial liabilities:
Deposits	2,321,481	2,315,374	1,902,007	-	413,367
Borrowed funds	322,036	313,217	-	-	313,217

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

21. SEGMENT REPORTING

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated the chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business such as branches, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, payroll, and occupancy expenses provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for the segment are the same as those described in Note 1.  The measure of segment assets is reported on the balance sheet as total consolidated assets. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the financial statements:

	Community Banking
	2024	2023	2022
Total Interest and Dividend Income	$154,317	$127,118	$83,357
Total non-interest income	15,401	11,605	9,738
Total Consolidated Revenues	169,718	138,723	93,095
Less:
Interest Expense	67,862	46,858	11,223
Segment net interest income and non-interest income	101,856	91,865	81,872
Less:
Provision for credit losses	2,587	5,528	1,683
Salaries and employee benefits	39,347	34,990	27,837
Occupancy	5,013	4,123	3,138
Other segment expenses	21,226	25,709	13,719
Income Taxes	5,865	3,704	6,435
Segment net income/consolidated net income	$27,818	$17,811	$29,060

22. ACQUISITION OF HV BANCORP, INC

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

The Company recorded goodwill and other intangibles associated with the HVBC acquisition totaling $57,354,000. Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from June 16, 2023 to December 31, 2024. None of the goodwill acquired is expected to be deductible for tax purposes.

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

Index
23. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is condensed financial information for Citizens Financial Services, Inc.:

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2024	2023
Assets:
Cash	$1,743	$1,685
Investments	1,599	1,780
Investment in subsidiary:
First Citizens Community Bank	328,190	313,381
Other assets	3,389	2,891
Total assets	$334,921	$319,737

Liabilities:
Other liabilities	$840	$1,066
Borrowed funds	34,348	39,005
Total liabilities	35,188	40,071
Stockholders’ equity	299,733	279,666
Total liabilities and stockholders’ equity	$334,921	$319,737

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2024	2023	2022
Dividends from:
Bank subsidiary	$16,676	$13,213	$8,331
Equity securities	98	113	114
Interest income	12	20	6
Total income	16,786	13,346	8,451
Realized securities gains (losses)	153	(209)	(219)
Expenses	2,427	3,130	1,307
Income before equity in undistributed earnings of subsidiary	14,512	10,007	6,925
Equity in undistributed earnings - First Citizens Community Bank	13,306	7,804	22,135
Net income	$27,818	$17,811	$29,060
Comprehensive (loss) income	$29,208	$26,041	$(3,926)

Index
CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$27,818	$17,811	$29,060
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(13,306)	(7,804)	(22,135)
Investment securities losses (gains), net	(153)	209	219
Other, net	(84)	(206)	240
Net cash provided by operating activities	14,275	10,010	7,384
Cash flows from investing activities:
Purchases of equity securities	-	-	(218)
Proceeds from the sale of equity securities	335	127	33
Investment in subsidiaries	-	(15,000)	-
Acquisition of HVB	-	(10,780)	-
Net cash provided by (used in) investing activities	335	(25,653)	(185)
Cash flows from financing activities:
Cash dividends paid	(9,302)	(8,503)	(7,588)
Issuance of subordinated debt	-	-	-
(Repayment) Issuance of short-term debt	(5,000)	12,572	-
Purchase of treasury stock	(202)	(265)	(1,279)
Sale of treasury stock	-	34	112
Issuance of common stock for employee stock purchase plan	16	-	-
Purchase of restricted stock	(64)	-	-
Net cash (provided by) used in financing activities	(14,552)	3,838	(8,755)
Net increase (decrease) in cash	58	(11,805)	(1,556)
Cash at beginning of year	1,685	13,490	15,046
Cash at end of year	$1,743	$1,685	$13,490

Index
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A – CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of December 31, 2024, and this report is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 6, 2025

/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial & Accounting Officer)
Date: March 6, 2025

Index
Attestation Report of

Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Citizens Financial Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Citizens Financial Services, Inc. and subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023; and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, of the Company; and our report dated March 6, 2025, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 6, 2025

Index
ITEM 9B – OTHER INFORMATION.

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

Index
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2025 Proxy Statement is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2025 Proxy Statement is incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2025 Proxy Statement is incorporated by reference.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself.  A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2025 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2025 Proxy Statement.

Index
(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2025 Proxy Statement.

(c)	Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information
The following table sets forth information as of December 31, 2024 about Company common stock that may be issued under the Company’s 2016 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	n/a	n/a	104,212

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	104,212

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2025 Proxy Statement is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2025 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2025 Proxy Statement is incorporated by reference.

Index
PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this report:

1.	The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID 74)
Consolidated Balance Sheet as of December 31, 2024 and 2023
Consolidated Statement of Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statement of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022 Notes to Consolidated Financial Statements

2.
All financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a)(1) of this item.

3.	The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Restated Articles of Incorporation of Citizens Financial Services, Inc.(1)

3.2	Articles of Amendment of Restated Articles of Incorporation of Citizens Financial Services, Inc. (2)

3.3	Bylaws of Citizens Financial Services, Inc.(3)

3.4	Amendment No. 1 to Amended and restated Bylaws of Citizens Financial Services, Inc. (4)

4.1	Form of Common Stock Certificate of Citizens Financial Services, Inc (5)

4.2	Form of Subordinated Note – Citizens Financial Services, Inc. (6)

4.3	Form of Subordinated Note – HV Bankcorp, Inc. (7)

10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(8)

10.2	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(9)

10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(10)

10.4	*Supplemental Executive Retirement Plan(11)

10.5	*Second Amendment to First Citizens Community Bank Supplemental Executive Retirement Plan(12)

10.6	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (13)

10.7	*First Citizens Community Bank Annual Incentive Plan (14)

10.8	*Amended and Restated First Citizens Community Bank Annual Incentive Plan(15)

10.9	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (16)

10.10	Citizens Financial Services, Inc. 2016 Equity Incentive Plan (17)

Index
10.11	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey L. Wilson

10.12	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and David Z. Richards, Jr. (18)

10.13	*First Citizens Community Bank Executive Deferred Compensation Plan (19)

10.14	*Amended and Restated First Citizens Community Bank Executive Deferred Compensation Plan (20)

10.15	*First Citizens Community Bank Long Term Incentive Plan (21)

10.16	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Stephen J. Guillaume(22)

10.17	2023 Employee stock purchase plan(23)

19	Insider Trading Policy

21	List of Subsidiaries

23	Consent of S.R. Snodgrass, P.C., Independent Registered Public Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

97	Citizens Financial Services, Inc. Clawback Policy(24)

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

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

(6)   Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 16, 2021.

Index
(7)   Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K of HV Bancorp, Inc. as filed with the Commission on June 01, 2021.

(8)   Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(9)   Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the Commission on August 8, 2019.

(10)   Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 15, 2005.

 (11)  Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission on March 7, 2013.

(12)  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the Commission on November 4, 2021.

(13)  Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(14)   Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on August 8, 2013.

(15)  Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, as filed with the Commission on November 7, 2024

 (16)  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 7, 2015.

(17)   Incorporated by reference to Exhibit A to the Company’s definitive proxy statements for the 2016 Annual Meeting of Shareholders, as filed with the Commission on March 10, 2016.

(18)   Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on January 3, 2025.

(19)  Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Commission on March 7, 2019.

(20)   Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Commission on March 10, 2022

(21)  Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Commission on March 12, 2020.

(22)  Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on January 3, 2025.

(23)  Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8, as filed with the Commission on October 22, 2024.

(24)  Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Commission on March 7, 2024.

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

Date: March 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date

/s/ Randall E. Black	March 6, 2025
Randall E. Black, Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Stephen J. Guillaume	March 6, 2025
Stephen J. Guillaume, Chief Financial Officer
(Principal Financial & Accounting Officer)

/s/ Robert W. Chappell	March 6, 2025
Robert W. Chappell, Director

/s/ R. Joseph Landy	March 6, 2025
R. Joseph Landy, Director

/s/ Roger C. Graham, Jr.	March 6, 2025
Roger C. Graham, Director

/s/ E. Gene Kosa	March 6, 2025
E. Gene Kosa, Director

/s/ Rinaldo A. DePaola	March 6, 2025
Rinaldo A. DePaola, Director

/s/ Thomas E. Freeman	March 6, 2025
Thomas E. Freeman, Director

/s/ Alletta M. Schadler	March 6, 2025
Alletta M. Schadler, Director

/s/ Christopher W. Kunes	March 6, 2025
Christopher W. Kunes

/s/ David Z, Richards, Jr	March 6, 2025
David Z. Richards, Jr., Director

/s/ Mickey L. Jones	March 6, 2025
Mickey L. Jones, Director

/s/ Janie M Hilfiger	March 6, 2025
Janie M Hilfiger, Director