Form 10-Q
period 2025-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2025-05-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of May 1, 2025, was 4,759,672.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	March 31, 2025	December 31, 2024
ASSETS:
Cash and due from banks:
Noninterest-bearing	$28,127	$30,284
Interest-bearing	8,659	11,918
Total cash and cash equivalents	36,786	42,202
Interest bearing time deposits with other banks	3,820	3,820
Equity securities	1,737	1,747
Available-for-sale securities	430,701	425,912
Loans held for sale	6,054	9,607

Loans (net of allowance for credit losses: 2025 $22,081 and 2024, $21,699)	2,293,582	2,291,543

Premises and equipment	21,627	21,395
Accrued interest receivable	10,918	10,307
Goodwill	85,758	85,758
Bank owned life insurance	50,578	50,341
Other intangibles	2,707	2,892
Fair value of derivative instruments	9,120	10,370
Deferred tax asset	14,436	15,199
Other assets	48,514	54,631

TOTAL ASSETS	$3,016,338	$3,025,724

LIABILITIES:
Deposits:
Noninterest-bearing	$505,826	$532,776
Interest-bearing	1,859,028	1,849,252
Total deposits	2,364,854	2,382,028
Borrowed funds	302,027	297,721
Accrued interest payable	3,143	4,693
Fair value of derivative instruments - liability	5,196	5,817
Other liabilities	32,822	35,731
TOTAL LIABILITIES	2,708,042	2,725,990
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at March 31, 2025 and December 31, 2024; none issued in 2025 or 2024	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at March 31, 2025 and December 31, 2024, issued 5,207,824 at March 31, 2025 and 5,207,577 at December 31, 2024	5,208	5,208
Additional paid-in capital	145,010	144,984
Retained earnings	194,709	189,443
Accumulated other comprehensive loss	(20,239)	(23,521)
Treasury stock, at cost: 448,152 shares at March 31, 2025 and 447,965 shares at December 31, 2024	(16,392)	(16,380)
TOTAL STOCKHOLDERS’ EQUITY	308,296	299,734
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,016,338	$3,025,724

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
INTEREST INCOME:
Interest and fees on loans	$35,556	$35,133
Interest-bearing deposits with banks	143	243
Investment securities:
Taxable	2,339	1,624
Nontaxable	547	532
Dividends	429	401
TOTAL INTEREST INCOME	39,014	37,933
INTEREST EXPENSE:
Deposits	12,294	12,321
Borrowed funds	3,718	4,654
TOTAL INTEREST EXPENSE	16,012	16,975
NET INTEREST INCOME	23,002	20,958
Provision for credit losses	625	785
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	22,377	20,173
NON-INTEREST INCOME:
Service charges	1,291	1,372
Trust	224	244
Brokerage and insurance	683	665
Gains on loans sold	272	417
Equity security (losses) gains, net	(11)	55
Gain on sale of Braavo division	-	1,102
Earnings on bank owned life insurance	346	668
Other	622	448
TOTAL NON-INTEREST INCOME	3,427	4,971
NON-INTEREST EXPENSES:
Salaries and employee benefits	10,289	10,290
Occupancy	1,356	1,324
Furniture and equipment	265	236
Professional fees	517	703
FDIC insurance	450	525
Pennsylvania shares tax	319	310
Amortization of intangibles	127	149
Software expenses	432	514
ORE expenses (recovery)	119	(13)
Other	2,554	2,605
TOTAL NON-INTEREST EXPENSES	16,428	16,643
Income before provision for income taxes	9,376	8,501
Provision for income taxes	1,755	1,477
NET INCOME	$7,621	$7,024

PER COMMON SHARE DATA:
Net Income - Basic	$1.60	$1.48
Net Income - Diluted	$1.60	$1.48
Cash Dividends Paid	$0.495	$0.485

Number of shares used in computation - basic	4,750,538	4,748,442
Number of shares used in computation - diluted	4,751,943	4,748,442

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$7,621	$7,024
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	4,939	(2,319)
Income tax effect	(1,038)	488
Change in unrecognized pension cost	-	2
Income tax effect	-	-
Unrealized gain (loss) on interest rate swaps	(784)	152
Income tax effect	165	(32)
Other comprehensive income (loss), net of tax	3,282	(1,709)
Comprehensive income	$10,903	$5,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance, December 31, 2024	5,207,577	$5,208	$144,984	$189,443	$(23,521)	$(16,380)	$299,734

Comprehensive income:
Net income				7,621			7,621
Net other comprehensive income					3,282		3,282
Issuance of Common stock for ESPP	247	-	15				15
Purchase of treasury stock (968 shares)						(57)	(57)
Restricted stock, executive and Board of Director awards (900 shares)			2			52	54
Restricted stock vesting			2				2
Forfeited restricted stock (119 Shares)			7			(7)	-
Cash dividends, $0.495 per share				(2,355)			(2,355)
Balance, March 31, 2025	5,207,824	$5,208	$145,010	$194,709	$(20,239)	$(16,392)	$308,296

Balance, December 31, 2023	5,160,754	$5,161	$143,233	$172,975	$(24,911)	$(16,792)	$279,666

Comprehensive income:
Net income				7,024			7,024
Net other comprehensive loss					(1,709)		(1,709)
Purchase of treasury stock (885 shares)						(45)	(45)
Restricted stock, executive and Board of Director awards (882 shares)			(9)			50	41
Restricted stock vesting			3				3
Cash dividends, $0.485 per share				(2,306)			(2,306)
Balance, March 31, 2024	5,160,754	$5,161	$143,227	$177,693	$(26,620)	$(16,787)	$282,674

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,621	$7,024
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	625	785
Depreciation and amortization	449	499
Amortization and accretion of loans and other assets	(793)	(986)
Amortization and accretion of investment securities	217	393
Deferred income taxes	(109)	122
Investment securities losses (gains), net	11	(55)
Earnings on bank owned life insurance	(346)	(668)
Vesting of restricted stock	2	3
Originations of loans held for sale	(25,525)	(28,446)
Proceeds from sales of loans held for sale	29,337	29,866
Realized gains on loans sold	(272)	(417)
Realized gains on sale of Braavo	-	(1,102)
(Decrease) increase in accrued interest receivable	(612)	446
Decrease in accrued interest payable	(1,550)	(175)
Other, net	1,890	6,167
Net cash provided by operating activities	10,945	13,456
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments	14,094	16,649
Purchase of securities	(14,161)	(6,623)
Proceeds from sale of equity securities	-	335
Proceeds from life insurance	108	1,147
Proceeds from matured interest bearing time deposits with other banks	-	250
Proceeds from redemption of regulatory stock	10,079	8,974
Purchase of regulatory stock	(8,950)	(9,256)
Net (increase) decrease in loans	(1,386)	4,157
Purchase of premises and equipment	(585)	(99)
Proceeds from sale of premises and equipment	12	-
Proceeds from sale of foreclosed assets held for sale	61	392
Proceeds from sale of Braavo assets	-	7,185
Net cash (used in) provided by investing activities	(728)	23,111
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	(17,174)	(18,599)
Repayments of long-term borrowings	-	(5,000)
Net increase (decrease) in short-term borrowed funds	3,938	(33,816)
Purchase of treasury and restricted stock	(57)	(45)
Sale of stock for ESPP	15	-
Dividends paid	(2,355)	(2,306)
Net cash used in financing activities	(15,633)	(59,766)
Net decrease in cash and cash equivalents	(5,416)	(23,199)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,202	52,818
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,786	$29,619

Supplemental Disclosures of Cash Flow Information:
Interest paid	$17,562	$17,150
Income taxes paid	$-	$-
Loans transferred to foreclosed property	$40	$-
Right of use asset and liability	$377	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

Citizens Financial Services, Inc. (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation and its wholly owned subsidiary is First Citizens Community Bank (the “Bank”), and of the Bank’s wholly owned subsidiary, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”). During 2024, the Company and Bank began the process to terminate the corporate existence of CZFS Acquisition Company, LLC and 1st Realty of PA LLC.

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at March 31, 2025 and for the periods ended March 31, 2025 and 2024 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the three month period ended March 31, 2025 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31, 2025 and 2024 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended
	March 31,
Revenue stream	2025	2024
Service charges on deposit accounts
Overdraft fees	$359	404
Statement fees	50	42
Interchange revenue	761	744
ATM income	31	33
Other service charges	90	149
Total Service Charges	1,291	1,372
Trust	224	244
Brokerage and insurance	683	665
Other	241	132
Total	$2,439	$2,413

Index
Note 3 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended
	March 31,
	2025	2024
Net income applicable to common stock	$7,621,000	$7,024,000

Basic earnings per share computation
Weighted average common shares outstanding	4,750,538	4,748,442
Earnings per share - basic	$1.60	$1.48

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	4,750,538	4,748,442
Add: Dilutive effects of restricted stock	1,405	-
Weighted average common shares outstanding for dilutive earnings per share	4,751,943	4,748,442
Earnings per share - diluted	$1.60	$1.48

For the three months ended March 31, 2025 and 2024, there were 2,276 and 4,553 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $61.98-$83.38 for the three month period ended March 31, 2025 and per share prices ranging from $58.20-$83.38 for the three months ended March 31, 2024.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2025 and December 31, 2024 were as follows (in thousands):

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$58,612	$7	$(4,252)	$-	$54,367
U.S. treasury securities	116,813	127	(4,525)	-	112,415
Obligations of state and political subdivisions	102,792	6	(8,459)	-	94,339
Corporate obligations	11,230	276	(734)	-	10,772
Mortgage-backed securities in government sponsored entities	169,940	524	(11,656)	-	158,808
Total available-for-sale securities	$459,387	$940	$(29,626)	$-	$430,701

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$58,594	$6	$(5,113)	$-	$53,487
U.S. treasury securities	126,220	6	(5,724)	-	120,502
Obligations of state and political subdivisions	103,137	4	(8,239)	-	94,902
Corporate obligations	11,206	297	(1,065)	-	10,438
Mortgage-backed securities in government sponsored entities	160,380	232	(14,029)	-	146,583
Total available-for-sale securities	$459,537	$545	$(34,170)	$-	$425,912

Index
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024 (in thousands). As of March 31, 2025, the Company owned 292 securities whose fair value was less than their cost basis.

March 31, 2025	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$-	$-	$52,350	$(4,252)	$52,350	$(4,252)
U.S. treasury securities	-	-	102,742	(4,525)	102,742	(4,525)
Obligations of state and political subdivisions	4,911	(155)	81,583	(8,304)	86,494	(8,459)
Corporate obligations	378	(4)	7,271	(730)	7,649	(734)
Mortgage-backed securities in government sponsored entities	18,417	(413)	81,368	(11,243)	99,785	(11,656)
Total securities	$23,706	$(572)	$325,314	$(29,054)	$349,020	$(29,626)

December 31, 2024
U.S. agency securities	$-	$-	$51,470	$(5,113)	$51,470	$(5,113)
U.S. treasury securities	5,553	(11)	110,992	(5,713)	116,545	(5,724)
Obligations of states and political subdivisions	4,186	(39)	86,773	(8,200)	90,959	(8,239)
Corporate obligations	345	(33)	6,970	(1,032)	7,315	(1,065)
Mortgage-backed securities in government sponsored entities	35,044	(817)	82,425	(13,212)	117,469	(14,029)
Total securities	$45,128	$(900)	$338,630	$(33,270)	$383,758	$(34,170)

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

The allowance for credit losses on available-for-sale debt securities is included within Investment securities available-for-sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Company believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met. There was no allowance for credit losses for available for sale securities as of March 31, 2025 and December 31, 2024.

Index
Accrued interest receivable on available-for-sale debt securities totaled $2,002,000 and $2,135,000 at March 31, 2025 and December 31, 2024 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

There were no sales of available for sale securities during the three months ended March 31, 2025 and 2024.

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three month periods ended March 31, 2025 and 2024, and the portion of unrealized gains for the period that relates to equity investments held at March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
Equity securities	2025	2024
Net (losses) gains recognized in equity securities during the period	$(11)	$55
Less: Net losses realized on the sale of equity securities during the period	-	(4)
Net unrealized (losses) gains	$(11)	$59

Investment securities with an approximate carrying value of $365.8 million and $340.4 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at March 31, 2025, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$45,573	$44,801
Due after one year through five years	132,920	126,398
Due after five years through ten years	82,324	74,960
Due after ten years	198,570	184,542
Total	$459,387	$430,701
Note 5 – Loans

The Company originates commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York, and Wilmington and Dover, Delaware. The HVBC acquisition expanded our lending market further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey. Although the Company had a diversified loan portfolio at March 31, 2025 and December 31, 2024, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Real estate loans:
Residential	$350,221	$351,398
Commercial	1,117,240	1,121,435
Agricultural	329,985	327,722
Construction	168,896	164,326
Consumer	129,943	133,207
Other commercial loans	137,529	131,310
Other agricultural loans	28,488	29,662
State and political subdivision loans	53,361	54,182
Total	2,315,663	2,313,242
Allowance for credit losses - loans	22,081	21,699
Net loans	$2,293,582	$2,291,543

Index
Allowance for Credit Losses - Loans

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

The following table presents the components of the allowance for credit losses as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Allowance for Credit Losses - Loans	$22,081	$21,699
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	763	676
Total allowance for credit losses	$22,844	$22,375

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2025 and 2024 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at December 31, 2024	$21,699	$676	$22,375
Loans charge-off	(185)	-	(185)
Recoveries of loans previously charged-off	29	-	29
Net loans charged-off	(156)	-	(156)
Provision for credit losses	538	87	625
Balance at March 31, 2025	$22,081	$763	$22,844

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at December 31, 2023	$21,153	$1,265	$22,418
Loans charge-off	(674)	-	(674)
Recoveries of loans previously charged-off	7	-	7
Net loans charged-off	(667)	-	(667)
Provision for credit losses	1,112	(327)	785
Balance at March 31, 2024	$21,598	$938	$22,536

Index
The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31, 2025
	Balance at December 31, 2024	Charge-offs	Recoveries	Provision	Balance at March 31, 2025
Real estate loans:
Residential	$1,940	$-	$-	$1,273	$3,213
Commercial	9,174	(40)	-	103	9,237
Agricultural	3,529	-	-	821	4,350
Construction	1,402	-	-	150	1,552
Consumer	1,405	(22)	26	9	1,418
Other commercial loans	3,699	(123)	3	(1,547)	2,032
Other agricultural loans	133	-	-	4	137
State and political subdivision loans	61	-	-	(4)	57
Unallocated	356	-	-	(271)	85
Total	$21,699	$(185)	$29	$538	$22,081

	For the three months ended March 31, 2024
	Balance at December 31, 2023	Charge-offs	Recoveries	Provision	Balance at March 31, 2024
Real estate loans:
Residential	$2,354	$-	$-	$(7)	$2,347
Commercial	9,178	-	-	563	9,741
Agricultural	3,264	-	-	408	3,672
Construction	1,950	-	-	(355)	1,595
Consumer	1,496	(30)	5	(205)	1,266
Other commercial loans	2,229	(644)	2	1,093	2,680
Other agricultural loans	270	-	-	(96)	174
State and political subdivision loans	45	-	-	20	65
Unallocated	367	-	-	(309)	58
Total	$21,153	$(674)	$7	$1,112	$21,598

The provision for the first quarter of 2025 was driven by the annual update of the loss driver analysis. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2024. For residential loans, the historical loss rate increased, while the prepayment speed slowed resulting in an increased provision. For other commercial loans the historical loss rate decreased in the annual update resulting in a decrease in the provision for 2025.
The provision for the first quarter of 2024 was driven by the annual update of the loss driver analysis. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2023. For other commercial loans the historical loss rate increased and there was an increase in specific reserves for other commercial loans.

Index
The following table presents the allowance for credit losses – loans and amortized cost basis of loans under CECL methodology as of March 31, 2025 and December 31, 2024 (in thousands):

	Allowance for Credit Losses - Loans			Loans
March 31, 2025	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$3,184	$29	$3,213	$348,768	$1,453	$350,221
Commercial	9,150	87	9,237	1,102,159	15,081	1,117,240
Agricultural	4,350	-	4,350	326,283	3,702	329,985
Construction	1,552	-	1,552	167,494	1,402	168,896
Consumer	422	996	1,418	128,943	1,000	129,943
Other commercial loans	1,541	491	2,032	134,745	2,784	137,529
Other agricultural loans	137	-	137	28,077	411	28,488
State and political subdivision loans	57	-	57	53,361	-	53,361
Unallocated	85	-	85	-	-	-
Total	$20,478	$1,603	$22,081	$2,289,830	$25,833	$2,315,663

December 31, 2024
Real estate loans:
Residential	$1,902	$38	$1,940	$349,909	$1,489	$351,398
Commercial	9,070	104	9,174	1,105,847	15,588	1,121,435
Agricultural	3,529	-	3,529	323,660	4,062	327,722
Construction	1,402	-	1,402	164,043	283	164,326
Consumer	391	1,014	1,405	132,180	1,027	133,207
Other commercial loans	2,952	747	3,699	128,728	2,582	131,310
Other agricultural loans	133	-	133	29,125	537	29,662
State and political subdivision loans	61	-	61	54,182	-	54,182
Unallocated	356	-	356	-	-	-
Total	$19,796	$1,903	$21,699	$2,287,674	$25,568	$2,313,242

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

The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of March 31, 2025 and December 31, 2024, respectively. The balances are presented by class of loan receivable (in thousands):

	March 31, 2025				December 31, 2024
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans
Real estate loans:
Mortgages	$156	$2,732	$-	$2,888	$165	$2,541	$-	$2,706
Home Equity	-	102	168	270	-	165	-	165
Commercial	2,085	9,195	74	11,354	2,099	12,265	-	14,364
Agricultural	-	3,702	314	4,016	-	4,062	269	4,331
Construction	-	1,402	789	2,191	-	283	-	283
Consumer	976	-	2	978	1,002	-	7	1,009
Other commercial loans	704	2,080	46	2,830	2,382	200	-	2,582
Other agricultural loans	-	411	-	411	-	537	-	537
	$3,921	$19,624	$1,393	$24,938	$5,648	$20,053	$276	$25,977

Index
As of March 31, 2025, there were $19.6 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of  March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$2,888	$-	$-	$2,888
Home Equity	102	-	-	102
Commercial	11,280	-	-	11,280
Agricultural	3,702	-	-	3,702
Construction	1,402	-	-	1,402
Consumer	-	-	976	976
Other commercial loans	-	2,784	-	2,784
Other agricultural loans	-	411	-	411
	$19,374	$3,195	$976	$23,545

December 31, 2024	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$2,706	$-	$-	$2,706
Home Equity	165	-	-	165
Commercial	14,364	-	-	14,364
Agricultural	4,062	-	-	4,062
Construction	283	-	-	283
Consumer	-	-	1,002	1,002
Other commercial loans	-	2,582	-	2,582
Other agricultural loans	-	537	-	537
	$21,580	$3,119	$1,002	$25,701

Credit Quality Information

For commercial real estate loans, agricultural real estate loans, construction loans, other commercial loans, other agricultural loans, and state and political subdivision loans, management uses a ten grade internal risk rating system to monitor and assess credit quality. The first six grades under the revised system are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

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

Index
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

The following tables represent credit exposures by internally assigned grades, by origination year, as of March 31, 2025 and December 31, 2024 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$18,984	$52,745	$85,354	$358,282	$187,214	$326,128	$28,693	$1,755	$1,059,155
Special Mention	-	-	807	630	1,865	9,029	1,678	-	14,009
Substandard	-	84	1,054	23,686	5,066	13,675	156	355	44,076
Doubtful	-	-	-	-	-	-	-	-	-
Total	$18,984	$52,829	$87,215	$382,598	$194,145	$348,832	$30,527	$2,110	$1,117,240
Current period gross charge-offs	$-	$-	$-	$-	$-	$40	$-	$-	$40

Agricultural real estate
Risk Rating
Pass	$12,645	$30,143	$21,769	$45,766	$25,417	$150,303	$13,297	$206	$299,546
Special Mention	-	2,813	3,070	6,904	-	5,364	2,326	-	20,477
Substandard	-	704	139	2,167	1,228	5,014	599	111	9,962
Doubtful	-	-	-	-	-	-	-	-	-
Total	$12,645	$33,660	$24,978	$54,837	$26,645	$160,681	$16,222	$317	$329,985
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$3,387	$53,069	$53,984	$44,312	$-	$-	$4,466	$-	$159,218
Special Mention	-	-	-	4,539	2,948	-	-	-	7,487
Substandard	-	-	789	1,119	283	-	-	-	2,191
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,387	$53,069	$54,773	$49,970	$3,231	$-	$4,466	$-	$168,896
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$2,372	$31,799	$21,766	$6,371	$7,245	$5,083	$52,207	$72	$126,915
Special Mention	-	179	-	5,929	159	93	579	32	6,971
Substandard	-	-	-	196	40	838	512	1,852	3,438
Doubtful	-	-	-	-	-	-	192	13	205
Total	$2,372	$31,978	$21,766	$12,496	$7,444	$6,014	$53,490	$1,969	$137,529
Current period gross charge-offs	$-	$48	$-	$-	$-	$-	$75	$-	$123

Other agricultural loans
Risk Rating
Pass	$4,668	$4,320	$1,850	$759	$3,298	$504	$10,631	$-	$26,030
Special Mention	-	1,312	-	-	-	-	65	-	1,377
Substandard	-	-	302	451	7	84	231	6	1,081
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,668	$5,632	$2,152	$1,210	$3,305	$588	$10,927	$6	$28,488
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$60	$-	$1,425	$13,430	$10,378	$28,068	$-	$-	$53,361
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$60	$-	$1,425	$13,430	$10,378	$28,068	$-	$-	$53,361
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$42,116	$172,076	$186,148	$468,920	$233,552	$510,086	$109,294	$2,033	$1,724,225
Special Mention	-	4,304	3,877	18,002	4,972	14,486	4,648	32	50,321
Substandard	-	788	2,284	27,619	6,624	19,611	1,498	2,324	60,748
Doubtful	-	-	-	-	-	-	192	13	205
Total	$42,116	$177,168	$192,309	$514,541	$245,148	$544,183	$115,632	$4,402	$1,835,499

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$52,122	$84,465	$360,989	$200,869	$114,839	$223,601	$28,178	$1,786	$1,066,849
Special Mention	-	810	3,495	1,874	1,372	8,501	1,674	-	17,726
Substandard	85	1,057	19,884	2,843	629	11,785	176	401	36,860
Doubtful	-	-	-	-	-	-	-	-	-
Total	$52,207	$86,332	$384,368	$205,586	$116,840	$243,887	$30,028	$2,187	$1,121,435
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$32,199	$22,372	$46,644	$26,132	$29,770	$126,876	$14,351	$115	$298,459
Special Mention	2,930	3,138	7,109	-	-	5,315	2,248	-	20,740
Substandard	708	140	2,179	1,250	-	3,604	529	113	8,523
Doubtful	-	-	-	-	-	-	-	-	-
Total	$35,837	$25,650	$55,932	$27,382	$29,770	$135,795	$17,128	$228	$327,722
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$48,026	$56,916	$34,995	$-	$-	$-	$1,355	$-	$141,292
Special Mention	-	-	19,391	2,950	-	-	-	-	22,341
Substandard	-	-	410	283	-	-	-	-	693
Doubtful	-	-	-	-	-	-	-	-	-
Total	$48,026	$56,916	$54,796	$3,233	$-	$-	$1,355	$-	$164,326
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$33,211	$22,808	$6,773	$7,542	$2,150	$3,464	$44,871	$75	$120,894
Special Mention	20	-	1,798	178	62	56	4,888	32	7,034
Substandard	213	-	195	-	234	641	422	1,661	3,366
Doubtful	-	-	-	-	-	-	-	16	16
Total	$33,444	$22,808	$8,766	$7,720	$2,446	$4,161	$50,181	$1,784	$131,310
Current period gross charge-offs	$-	$-	$59	$-	$-	$-	$2,502	$-	$2,561

Other agricultural loans
Risk Rating
Pass	$4,576	$2,008	$888	$3,870	$407	$220	$14,812	$-	$26,781
Special Mention	1,341	-	-	-	-	400	67	-	1,808
Substandard	-	354	455	9	-	113	131	11	1,073
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,917	$2,362	$1,343	$3,879	$407	$733	$15,010	$11	$29,662
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$-	$1,442	$13,460	$10,522	$5,319	$23,439	$-	$-	$54,182
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$1,442	$13,460	$10,522	$5,319	$23,439	$-	$-	$54,182
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$170,134	$190,011	$463,749	$248,935	$152,485	$377,600	$103,567	$1,976	$1,708,457
Special Mention	4,291	3,948	31,793	5,002	1,434	14,272	8,877	32	69,649
Substandard	1,006	1,551	23,123	4,385	863	16,143	1,258	2,186	50,515
Doubtful	-	-	-	-	-	-	-	16	16
Total	$175,431	$195,510	$518,665	$258,322	$154,782	$408,015	$113,702	$4,210	$1,828,637

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following tables present the recorded investment in those loan classes based on payment activity, by origination year, as of March 31, 2025 and December 31, 2024 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$2,305	$13,067	$24,289	$87,952	$44,816	$125,853	$-	$-	$298,282
Nonperforming	-	-	-	374	733	1,781	-	-	2,888
Total	$2,305	$13,067	$24,289	$88,326	$45,549	$127,634	$-	$-	$301,170
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity
Payment Performance
Performing	$942	$3,065	$3,102	$2,281	$1,396	$8,646	$29,081	$268	$48,781
Nonperforming	-	-	-	16	-	86	94	74	270
Total	$942	$3,065	$3,102	$2,297	$1,396	$8,732	$29,175	$342	$49,051
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$441	$1,490	$724	$508	$480	$2,803	$122,518	$1	$128,965
Nonperforming	-	-	-	1	-	977	-	-	978
Total	$441	$1,490	$724	$509	$480	$3,780	$122,518	$1	$129,943
Current period gross charge-offs	$-	$-	$7	$-	$-	$5	$10	$-	$22

Total
Payment Performance
Performing	$3,688	$17,622	$28,115	$90,741	$46,692	$137,302	$151,599	$269	$476,028
Nonperforming	-	-	-	391	733	2,844	94	74	4,136
Total	$3,688	$17,622	$28,115	$91,132	$47,425	$140,146	$151,693	$343	$480,164

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$11,487	$23,870	$88,581	$45,731	$27,537	$101,823	$-	$-	$299,029
Nonperforming	-	-	382	751	463	1,110	-	-	2,706
Total	$11,487	$23,870	$88,963	$46,482	$28,000	$102,933	$-	$-	$301,735
Current period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$-	$5

Home equity
Payment Performance
Performing	$2,987	$3,456	$2,418	$1,454	$1,525	$7,937	$29,302	$419	$49,498
Nonperforming	-	-	-	-	83	82	-	-	165
Total	$2,987	$3,456	$2,418	$1,454	$1,608	$8,019	$29,302	$419	$49,663
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$2,076	$880	$589	$543	$317	$2,520	$125,272	$1	$132,198
Nonperforming	-	7	-	-	6	996	-	-	1,009
Total	$2,076	$887	$589	$543	$323	$3,516	$125,272	$1	$133,207
Current period gross charge-offs	$-	$13	$27	$-	$-	$38	$29	$-	$107

Total
Payment Performance
Performing	$16,550	$28,206	$91,588	$47,728	$29,379	$112,280	$154,574	$420	$480,725
Nonperforming	-	7	382	751	552	2,188	-	-	3,880
Total	$16,550	$28,213	$91,970	$48,479	$29,931	$114,468	$154,574	$420	$484,605
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables
Real estate loans:
Mortgages	$2,345	$1,522	$1,379	$5,246	$295,924	$301,170
Home Equity	106	82	253	441	48,610	49,051
Commercial	6,083	3,476	4,068	13,627	1,103,613	1,117,240
Agricultural	1,251	117	2,503	3,871	326,114	329,985
Construction	-	-	2,191	2,191	166,705	168,896
Consumer	52	37	977	1,066	128,877	129,943
Other commercial loans	261	125	2,430	2,816	134,713	137,529
Other agricultural loans	-	100	403	503	27,985	28,488
State and political subdivision loans	-	-	-	-	53,361	53,361
Total	$10,098	$5,459	$14,204	$29,761	$2,285,902	$2,315,663

Loans considered non-accrual	$5,400	$525	$12,811	$18,736	$4,809	$23,545
Loans still accruing	4,698	4,934	1,393	11,025	2,281,093	2,292,118
Total	$10,098	$5,459	$14,204	$29,761	$2,285,902	$2,315,663

Index
December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables
Real estate loans:
Mortgages	$1,464	$227	$1,605	$3,296	$298,439	$301,735
Home Equity	138	170	148	456	49,207	49,663
Commercial	2,782	1,360	6,528	10,670	1,110,765	1,121,435
Agricultural	1,569	140	1,845	3,554	324,168	327,722
Construction	1,119	-	283	1,402	162,924	164,326
Consumer	292	20	1,009	1,321	131,886	133,207
Other commercial loans	478	282	2,336	3,096	128,214	131,310
Other agricultural loans	403	-	-	403	29,259	29,662
State and political subdivision loans	-	-	-	-	54,182	54,182
Total	$8,245	$2,199	$13,754	$24,198	$2,289,044	$2,313,242

Loans considered non-accrual	$2,428	$-	$13,478	$15,906	$9,795	$25,701
Loans still accruing	5,817	2,199	276	8,292	2,279,249	2,287,541
Total	$8,245	$2,199	$13,754	$24,198	$2,289,044	$2,313,242

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

The following table shows, the amortized cost basis by class of loans receivable, information regarding nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 (dollars in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended March 31, 2025
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Other commercial loans	1	$190	0.14%
Total	1	$190

The following table shows, by class of loans receivable, information regarding the financial effect on nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025:

Three months ended March 31, 2025
Term Extension
Loan Type	Number of loans	Financial Effect
Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Other commercial loans	1	Extended the loan maturity 10 years as termed out or line of credit
Total	1

There were no nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults after the modification date for the three and nine months ended March 31, 2025.

Index
The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at March 31, 2025 (in thousands):

	March 31, 2025
		30-89 Days	90 Days
Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Other commercial loans	$190	$-	$-	$190
Total	$190	$-	$-	$190

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2025 and December 31, 2024, included within other assets are $2,544,000 and $2,635,000, respectively, of foreclosed assets. As of March 31, 2025, included within the foreclosed assets are $76,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2025, the Company had initiated formal foreclosure proceedings on $546,000 of residential mortgage loans, the collateral properties which have not yet been transferred into foreclosed assets.
Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,468	$(1,765)	$703	$2,478	$(1,717)	$761
Core deposit intangibles	4,713	(2,709)	2,004	4,713	(2,582)	2,131
Total amortized intangible assets	$7,181	$(4,474)	$2,707	$7,191	$(4,299)	$2,892
Unamortized intangible assets:
Goodwill	$85,758			$85,758

(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). The Company based its projections of amortization expense shown below on existing asset balances at March 31, 2025. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended March 31, 2025 (actual)	$70	$127	$197
Three months ended March 31, 2024 (actual)	80	149	229
Estimate for year ending December 31,
Remaining 2025	181	351	532
2026	196	395	591
2027	140	339	479
2028	94	284	378
2029	56	230	286
Thereafter	36	405	441
Total	$703	$2,004	$2,707

Index
Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Audited Consolidated Financial Statements included in the 2024 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Affected line item on the Consolidated Statement of Income
Service cost	$83	$81	Salary and Employee Benefits
Interest cost	113	105	Other Expenses
Expected return on plan assets	(201)	(200)	Other Expenses
Net amortization and deferral	-	2	Other Expenses
Net periodic benefit cost	$(5)	$(12)

The Bank does not expect to contribute to the Pension Plan during 2025.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of March 31, 2025, 104,212 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

Index
The following table details the vesting, awarding and forfeiting of restricted stock during the three months ended March 31, 2025:

	Three months
	Unvested	Weighted
		Average
	Shares	Market Price
Outstanding, beginning of period	10,927	$53.81
Granted	-	-
Forfeited	(119)	(59.37)
Vested	(27)	(62.65)
Outstanding, end of period	10,781	$53.73

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. For the three months ended March 31, 2025 and 2024, compensation expense totaled $73,000 and $65,000, respectively. At March 31, 2025, the total compensation cost related to nonvested awards that had not yet been recognized was $579,000, which is expected to be recognized over the next three years.

Note 8 – Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31, 2025
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2024	$(26,564)	$(304)	$3,347	$(23,521)
Other comprehensive income (loss) before reclassifications (net of tax)	3,901	-	(195)	3,706
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	-	(424)	(424)
Net current period other comprehensive income (loss)	3,901	-	(619)	3,282
Balance as of March 31, 2025	$(22,663)	$(304)	$2,728	$(20,239)

	Three months ended March 31, 2024
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2023	$(28,238)	$(972)	$4,299	$(24,911)
Other comprehensive income (loss) before reclassifications (net of tax)	(1,831)	-	624	(1,207)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	2	(504)	(502)
Net current period other comprehensive income (loss)	(1,831)	2	120	(1,709)
Balance as of March 31, 2024	$(30,069)	$(970)	$4,419	$(26,620)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended March 31,
	2025	2024
Unrealized gains and losses on available for sale securities
	$-	$-	Available for sale securities gains, net
	-	-	Provision for income taxes
	$-	$-	Net of tax
Defined benefit pension items
	$-	$(2)	Other expenses
	-	-	Provision for income taxes
	$-	$(2)	Net of tax
Unrealized gain (loss) on interest rate swap	$537	$638	Interest expense
	(113)	(134)	Provision for income taxes
	$424	$504	Net of tax

Total reclassifications	$424	$502

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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2025 and December 31, 2024 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2025	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,737	$-	$-	$1,737
Available for sale securities:
U.S. Agency securities	-	54,367	-	54,367
U.S. Treasury securities	112,415	-	-	112,415
Obligations of state and political subdivisions	-	94,339	-	94,339
Corporate obligations	-	10,772	-	10,772
Mortgage-backed securities in government sponsored entities	-	158,808	-	158,808
Loans held for sale	-	6,054	-	6,054
Derivative instruments – assets	-	8,648	472	9,120
Derivative instruments - liabilities	-	(5,196)	-	(5,196)

December 31, 2024	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,747	$-	$-	$1,747
Available for sale securities:
U.S. Agency securities	-	53,487	-	53,487
U.S. Treasuries securities	120,502	-	-	120,502
Obligations of state and political subdivisions	-	94,902	-	94,902
Corporate obligations	-	10,438	-	10,438
Mortgage-backed securities in government sponsored entities	-	146,583	-	146,583
Loans held for sale	-	9,607	-	9,607
Derivative instruments – assets	-	10,053	317	10,370
Derivative instruments - liabilities	-	(5,817)	-	(5,817)

Index
The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024 (in thousands):

IRLC- Asset
Balance: December 31, 2024	$317
Total unrealized losses:
Included in other comprehensive loss	-
Total gains included in earnings and held at reporting date	155
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: March 31, 2025	$472
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of March 31, 2025	155
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2024	-

IRLC- Asset
Balance: December 31, 2023	$324
Total unrealized losses:
Included in other comprehensive loss	-
Total gains included in earnings and held at reporting date	242
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: March 31, 2024	$566
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of March 31, 2024	242
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2023	-

At March 31, 2025 and December 31, 2024, the Company had classified as Level 3 $472,000 and $317,000, respectively, of net derivative assets and liabilities related to IRLC. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 73.00% to 95.02% at March 31, 2025.

Significant unobservable inputs for assets measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2025	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$472	Discounted cash flows	Pull-through rates	73.00%-95.02%	85.99%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2024	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$317	Discounted cash flows	Pull-through rates	76.35%-100.00%	89.65%

Index
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024 are included in the table below (in thousands):

March 31, 2025	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$2,916	$2,916
Other real estate owned	-	-	2,544	2,544

December 31, 2024	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$3,579	$3,579
Other real estate owned	-	-	2,486	2,486

•
Collateral-Dependent Loans (in accordance with ASC 326) - The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $191,000 and $253,000 at March 31, 2025 and December 31, 2024, respectively.

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

Quantitative Information about Level III Fair Value Measurements
March 31, 2025	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	$2,916	Appraised Collateral Values	Discount for time since appraisal	0-100%	41.94%
			Selling costs	0%-10%	6.56%
			Holding period	0 - 12 months	8.22 months

Other real estate owned	2,544	Appraised Collateral Values	Discount for time since appraisal	20-31.8%	31.09%

December 31, 2024	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	3,579	Appraised Collateral Values	Discount for time since appraisal	0-100%	36.67%
			Selling costs	4%-12%	7.05%
			Holding period	1 - 12 months	11.04 months

Other real estate owned	2,486	Appraised Collateral Values	Discount for time since appraisal	20-32%	31.32%

Index
Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

March 31, 2025	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,767	$-	$-	$3,767
Net loans	2,293,582	2,234,211	-	-	2,234,211

Financial liabilities:
Deposits	2,364,854	2,445,827	1,859,656	-	586,171
Borrowed funds	302,027	295,081	-	-	295,081

December 31, 2024	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,820	$-	$-	$3,820
Net loans	2,291,543	2,209,083	-	-	2,209,083

Financial liabilities:
Deposits	2,382,028	2,377,438	1,842,223	-	535,215
Borrowed funds	297,721	284,952	-	-	284,952

The carrying amounts for cash and due from banks, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

Note 10 - Segment Reporting

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

Index
The measure of segment assets is reported on the balance sheet as total consolidated assets. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements (in thousands):

	Community Banking
	Three months ended
	March 31,
	2025	2024
Total Interest and Dividend Income	$39,014	$37,933
Total non-interest income	3,427	4,971
Total Consolidated Revenues	42,441	42,904
Less:
Interest Expense	16,012	16,975
Segment net interest income and non-interest income	26,429	25,929
Less:
Provision for credit losses	625	785
Salaries and employee benefits	10,289	10,290
Occupancy	1,356	1,324
Other segment expenses	4,783	5,029
Income Taxes	1,755	1,477
Segment net income/consolidated net income	$7,621	$7,024

Note 11 – Recent Accounting Pronouncements

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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The Company is currently evaluating the impact of this new guidance on its financial statements

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Index
Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2024 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the Company’s consolidated financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I and the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results you may expect for the full year.

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

Index
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

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of March 31, 2025 and December 31, 2024, the Trust Department had $178.0 million and $180.7 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such assets are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $395.9 million at December 31, 2024 to $397.2 million at March 31, 2025. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central, south central and south eastern Pennsylvania markets.

Index
Results of Operations

Overview of the Income Statement

The Company had net income of $7,621,000 for the first three months of 2025 compared to $7,024,000 for last year’s comparable period, an increase of $597,000, or 8.50%. Basic earnings per share for the first three months of 2025 were $1.60, compared to $1.48 for last year’s comparable period, representing an 8.11% increase.  Annualized return on assets and return on equity for the three months of 2025 were 1.00% and 10.00%, respectively, compared with 0.94% and 9.95% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first three months of 2025 was $23,002,000, an increase of $2,044,000, or 9.75%, compared to the same period in 2024.  For the first three months of 2025 the provision for credit losses was $625,000 compared to a provision of $785,000 for the first three months of 2024. Consequently, net interest income after the provision for credit losses was $22,377,000 in the first three months of 2025 compared to $20,173,000 during the first three months of 2024.

Index
The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2025 and 2024 on a tax equivalent basis (dollars in thousands):

	March 31, 2025			March 31, 2024
	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	23,985	114	1.93	29,184	212	2.92
Total short-term investments	23,985	114	1.93	29,184	212	2.92
Interest bearing time deposits at banks	3,820	29	3.08	4,054	31	3.08
Investment securities:
Taxable	382,640	2,768	2.89	362,963	2,025	2.23
Tax-exempt (3)	103,015	693	2.69	107,497	674	2.51
Total investment securities	485,655	3,461	2.85	470,460	2,699	2.29
Loans (2)(3)(4):
Residential mortgage loans	352,194	5,099	5.87	359,720	5,059	5.66
Construction	163,440	2,922	7.25	189,898	3,491	7.39
Commercial Loans	1,255,129	19,426	6.28	1,236,308	19,519	6.35
Agricultural Loans	356,868	4,726	5.37	344,468	4,405	5.14
Loans to state & political subdivisions	53,731	517	3.90	56,648	550	3.90
Other loans	164,774	2,968	7.31	110,140	2,217	8.10
Loans, net of discount	2,346,136	35,658	6.16	2,297,182	35,241	6.17
Total interest-earning assets	2,859,596	39,262	5.57	2,800,880	38,183	5.48
Cash and due from banks	9,620			9,822
Bank premises and equipment	21,545			21,289
Other assets	175,273			178,841
Total non-interest earning assets	206,438			209,952
Total assets	3,066,034			3,010,832
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Business Interest Checking	17,640	40	0.94	-	-	-
NOW accounts	739,808	4,054	2.22	799,968	5,223	2.63
Savings accounts	292,981	348	0.48	302,091	387	0.52
Money market accounts	417,907	3,025	2.94	381,042	2,793	2.95
Certificates of deposit	507,944	4,827	3.85	422,420	3,918	3.73
Total interest-bearing deposits	1,976,280	12,294	2.52	1,905,521	12,321	2.60
Other borrowed funds	346,416	3,718	4.35	375,972	4,654	4.98
Total interest-bearing liabilities	2,322,696	16,012	2.80	2,281,493	16,975	2.99
Demand deposits	371,893			370,951
Other liabilities	43,493			49,488
Total non-interest-bearing liabilities	415,386			420,439
Stockholders' equity	327,952			308,900
Total liabilities & stockholders' equity	3,066,034			3,010,832
Net interest income		23,250			21,208
Net interest spread (5)			2.77%			2.49%
Net interest income as a percentage of average interest-earning assets			3.30%			3.05%
Ratio of interest-earning assets to interest-bearing liabilities			123%			123%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Tax exempt revenue is shown on a tax-equivalent basis (non-GAAP) for proper comparison using a federal statutory income tax rate of 21% for the three months ended March 31, 2025 and 2024.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2025 and 2024 (in thousands):

Index
	For the Three Months Ended March 31,
	2025	2024

Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$3,458	$2,800
Tax equivalent adjustment	146	142
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$3,604	$2,942

Interest and fees on loans (non-tax adjusted)	$35,556	$35,133
Tax equivalent adjustment	102	108
Interest and fees on loans (tax equivalent basis)	$35,658	$35,241

Total interest income	$39,014	$37,933
Total interest expense	16,012	16,975
Net interest income	23,002	20,958
Total tax equivalent adjustment	248	250
Net interest income (tax equivalent basis)	$23,250	$21,208

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2025 vs 2024 (1)
	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(35)	$(63)	$(98)
Interest bearing time deposits at banks	(2)	-	(2)
Investment securities:
Taxable	115	628	743
Tax-exempt	(26)	45	19
Total investments	89	673	762
Loans:
Residential mortgage loans	(142)	182	40
Construction	(503)	(66)	(569)
Commercial Loans	119	(212)	(93)
Agricultural Loans	124	197	321
Loans to state & political subdivisions	(33)	-	(33)
Other loans	940	(189)	751
Total loans, net of discount	505	(88)	417
Total Interest Income	557	522	1,079
Interest Expense:
Interest-bearing deposits:
Business Interest Checking	-	40	40
NOW accounts	(413)	(756)	(1,169)
Savings accounts	(15)	(24)	(39)
Money Market accounts	244	(12)	232
Certificates of deposit	777	132	909
Total interest-bearing deposits	593	(620)	(27)
Other borrowed funds	(384)	(552)	(936)
Total interest expense	209	(1,172)	(963)
Net interest income	$348	$1,694	$2,042

(1)
The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $21,208,000 for the three month period ended March 31, 2024 to $23,250,000 for the three month period ended March 31, 2025, an increase of $2,042,000. This increase was a result of an increase of $348,000 due to a change in volume as average interest-bearing assets increased $58.7 million due to organic growth primarily in our Delaware market. As a result of the lower market interest rates, the yield on average interest earning liabilities decreased 19 basis points from 2.99% to 2.80% resulting in a decrease in interest expense of $963,000. The tax equivalent net interest margin increased from 3.05% for the first three months of 2024 to 3.30% for the comparable period in 2025. The increase was primarily caused by the decrease in the cost of interest-bearing liabilities due to lower market interest rates in 2025 compared to 2024.

Index
Total tax equivalent interest income for the 2025 totaled $39,262,000, an increase of $1,079,000, when compared to the same period in 2024. This increase was a result of an increase of $557,000 due to a change in volume as average interest-bearing assets increased $58.7 million. The yield on interest earning assets increased from 5.48% to 5.57% resulting in an increase in interest income of $522,000.

Tax equivalent investment income for the three months ended March 31, 2025 increased $762,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 56 basis points to 2.85%.

•
The average balance of taxable securities increased $19.7 million, which resulted in an increase in investment income of $115,000. The yield on taxable securities increased 66 basis points from 2.29% to 2.85% as a result of lower yielding securities maturing and purchases made in a higher rate environment. This resulted in an increase in investment income of $628,000.

•
The average balance of tax-exempt securities decreased $4.5 million, which resulted in a decrease in investment income of $26,000. The yield on taxable securities increased 19 basis points from 2.51% to 2.69%. This resulted in a increase in investment income of $45,000. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $417,000 for the three months ended March 31, 2025 compared to the same period last year, as a result of higher volume and yields.

•
Interest income on residential mortgage loans increased $40,000. The change due to rate was an increase of $182,000 as the average yield on residential mortgages increased from 5.66% to 5.87% as a result of the higher interest rate environment during the first nine months of 2024. The average balance of residential mortgage loans decreased $7.5 million. This resulted in a decrease of $142,000 on total interest income due to volume.

•
The average balance of construction loans decreased $26.5 million as a result of projects in our Delaware and southeast Pennsylvania markets being completed and the related construction loans either transferring to other portfolios or being paid off. This resulted in a decrease of $503,000 on total interest income due to volume. The change due to rate was a decrease of $66,000 as the average yield on construction loans decreased from 7.39% to 7.25% as a result of a decrease in interest rates in the last quarter of 2024 and the first quarter of 2025.

•
The average balance of commercial loans increased $18.8 million from a year ago. The growth was primarily attributable to construction loans being replaced with permanent financing. This had a positive impact of $119,000 on total interest income due to volume. The yield decreased 0.07% to 6.28% as a result of a decrease in interest rates in the last quarter of 2024 and the first quarter of 2025, which decreased loan interest income $212,000.

•
Interest income on agricultural loans increased $321,000 from 2024 to 2025. The yield increased 23 basis points to 5.37% as a result of the higher market rate environment the first nine months of 2024, which increased loan interest income $197,000. The average balance of agricultural loans increased $12.4 million from a year ago, resulting in an increase in interest income of $124,000.

•
The average balance of other loans increased $54.6 million as a result of outstanding student loans. This resulted in an increase of $940,000 on total interest income due to volume. The average yield of other loans decreased 79 basis points to 7.31% due to the lower rate environment in the first quarter of 2025, resulting in a decrease in income of $189,000.

Index
Total interest expense decreased $963,000 for the three months ended March 31, 2025 compared with the comparative period last year as a result of a decrease in rate on interest-bearing liabilities. Interest expense increased $209,000 due to volume as a result of an increase in interest bearing liabilities of $41.2 million. The average rate paid on interest-bearing liabilities decreased from 2.99% to 2.80%. The decrease was driven by the Federal Reserve interest rate decreases in 2024, which caused interest expense to decrease $1,172,000.

•
The average balance of interest bearing deposits increased $70.8 million from March 31, 2024 to March 31, 2025. The increase was due to organic growth experienced in 2024 and 2025. The effect of these volume changes was an increase in interest expense of $593,000. The average rate paid on interest bearing deposits was 2.52% for the first three months of 2025 and 2.60% for the comparable period in 2024. This resulted in a decrease in interest expense of $620,000, driven primarily by NOW accounts, which decreased $756,000. The decrease was due to the Federal Reserve decreasing interest rates during the second half of 2024.

•
The average balance of other borrowed funds decreased $29.6 million. This resulted in a decrease in interest expense of $384,000. There was a decrease in the average rate paid on other borrowed funds from 4.98% to 4.35% due to the interest rate decreases by the Federal Reserve that decreased borrowings costs resulting in a decrease in interest expense of $552,000.

Provision for Credit Losses

For the three months ended March 31, 2025, we recorded a provision for credit losses of $625,000, which represents a decrease of $160,000. The decrease in the provision was due to a decrease in specific reserves for non-performing loans when comparing 2025 to 2024. It should be noted that as in the prior year, loss drivers were updated which including updating prepayment and curtailment speeds as well as additional information. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three months ended March 31,		Change
	2025	2024	Amount	%
Service charges	$1,291	$1,372	$(81)	(5.9)
Trust	224	244	(20)	(8.2)
Brokerage and insurance	683	665	18	2.7
Gains on loans sold	272	417	(145)	(34.8)
Equity security (losses) gains, net	(11)	55	(66)	(120.0)
Gain on sale of Braavo division	-	1,102	(1,102)	(100.0)
Earnings on bank owned life insurance	346	668	(322)	(48.2)
Other	622	448	174	38.8
Total	$3,427	$4,971	$(1,544)	(31.1)

Non-interest income for the three months ended March 31, 2025 totaled $3,427,000, a decrease of $1,544,000 when compared to the same period in 2024. During the first three  months of 2025, net equity security losses amounted to $11,000 as a result of market losses associated with general bank stock market losses compared with a $55,000 gain in the comparable 2024 period associated with market conditions for that period.

The decrease in gains on loans sold for the three month periods ended March 31, 2025 compared to 2024 is attributable to the continued high mortgage rate environment that is limiting the number of sales as well as limiting refinancing opportunities. The decrease in earnings on bank owned life insurance is due to the death benefits  received upon the passing of a former employee in 2024. During the first quarter of 2024, the Company completed the sale of certain assets acquired as part of the HVB acquisition, which included loans and accrued interest, and software, as well as transferring certain contracts, processes and employees of a division internally known as Braavo. The proceeds from the sale totaled approximately $7.2 million and generated a pre-tax gain of approximately $1.1 million.

Index
Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three months ended March 31,		Change
	2025	2024	Amount	%
Salaries and employee benefits	$10,289	$10,290	$(1)	(0.0)
Occupancy	1,356	1,324	32	2.4
Furniture and equipment	265	236	29	12.3
Professional fees	517	703	(186)	(26.5)
FDIC insurance	450	525	(75)	(14.3)
Pennsylvania shares tax	319	310	9	2.9
Amortization of intangibles	127	149	(22)	(14.8)
Software expenses	432	514	(82)	(16.0)
ORE expenses (recovery)	119	(13)	132	(1,015.4)
Other	2,554	2,605	(51)	(2.0)
Total	$16,428	$16,643	$(215)	(1.3)

Non-interest expenses decreased $215,000 for the three months ended March 31, 2025 compared to the same period in 2024. Salaries and employee benefits remained flat at $10.3 million. Full time equivalent employees (FTE) decreased 14.3 or 3.6% when comparing 2025 to 2024. This decrease in headcount helped to offset the increase in salary and benefit expense due to merit increases, increased profit sharing and other retirement expenses.

Professional fees decreased due to various legal matters in 2024, of which $201,000 was related to the sale of Braavo. The decrease in FDIC insurance is due to an increase in the Bank’s leverage ratio. The increase in ORE expenses was due to the sale of an OREO property in 2024 that generated a gain in of $138,000.

Provision for Income Taxes

The provision for income taxes was $1,755,000 for the three month period ended March 31, 2025 compared to $1,477,000 for the same period in 2024. The increase is primarily attributable to the increase in income before the provision for income taxes of $875,000 for the comparable periods due to the increase in net interest income. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 18.7% and 17.4% for the first three months of 2025 and 2024, respectively, compared to the statutory rate of 21%.

We are invested in seven limited partnerships that have established low-income housing projects in our market areas, with our most recent investments made in the second half of 2022. We are currently recognizing credits on three projects. The remaining four partnership credits are fully utilized as of December 31, 2023. We anticipate recognizing an aggregate of $7.6 million of tax credits over the next 11 years.

Financial Condition

Total assets were $3.02 billion at March 31, 2025, a decrease of $9.4 million from $3.03 billion at December 31, 2024, due primarily to a decrease in loans held for sale and other assets. Cash and cash equivalents decreased $5.4 million to $36.8 million. Available for sale securities increased $4.8 million. Total loans increased $2.0 million. Total deposits decreased $17.2 million to $2.36 billion since year-end 2024, while borrowed funds increased $4.3 million to $302.0 million.

Index
Cash and Cash Equivalents

Cash and cash equivalents totaled $36.8 million at March 31, 2025 compared to $42.2 million at December 31, 2024. The decrease is due to a decrease in the cash held at the Federal Reserve.  Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$54,367	12.6	$53,487	12.5
U. S. Treasury notes	112,415	26.0	120,502	28.2
Obligations of state & political subdivisions	94,339	21.8	94,902	22.2
Corporate obligations	10,772	2.5	10,438	2.4
Mortgage-backed securities in government sponsored entities	158,808	36.7	146,583	34.3
Equity securities	1,737	0.4	1,747	0.4
Total	$432,438	100.0	$427,659	100.0

	March 31, 2025/ December 31, 2024 Change
	Amount	%
Debt securities:
U. S. Agency securities	$880	1.6
U. S. Treasury notes	(8,087)	(6.7)
Obligations of state & political subdivisions	(563)	(0.6)
Corporate obligations	334	3.2
Mortgage-backed securities in government sponsored entities	12,225	8.3
Equity securities	(10)	(0.6)
Total	$4,779	1.1

Our investment portfolio increased by $4.8 million, or 1.1%, from December 31, 2024 to March 31, 2025. During 2025, we purchased $14.2 million of mortgage-backed securities in U.S government sponsored entities. We experienced $4.6 million of principal repayments and $14.1 million of calls and maturities. As a result of decreases in market interest rates, the unrealized loss on available for sale investment portfolio decreased $4.9 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2025 yielded 2.85%, compared to 2.29% in the comparable period in 2024, on a tax equivalent basis.

The investment strategy for 2025 has been to utilize cashflows from the investment portfolio to repurchase investments. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Index
Loans Held for Sale

Loans held for sale decreased $3.6 million to $6.1 million as of March 31, 2025 from December 31, 2024 due to the first quarter typically being the slowest quarter for residential home sales.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Real estate:
Residential	$350,221	15.1	$351,398	15.2
Commercial	1,117,240	48.3	1,121,435	48.5
Agricultural	329,985	14.3	327,722	14.2
Construction	168,896	7.3	164,326	7.1
Consumer	129,943	5.6	133,207	5.8
Other commercial loans	137,529	5.9	131,310	5.7
Other agricultural loans	28,488	1.2	29,662	1.3
State & political subdivision loans	53,361	2.3	54,182	2.2
Total loans	2,315,663	100.0	2,313,242	100.0
Less allowance for credit losses	22,081		21,699
Net loans	$2,293,582		$2,291,543

	March 31, 2025/ December 31, 2024 Change
	Amount	%
Real estate:
Residential	$(1,177)	(0.3)
Commercial	(4,195)	(0.4)
Agricultural	2,263	0.7
Construction	4,570	2.8
Consumer	(3,264)	(2.5)
Other commercial loans	6,219	4.7
Other agricultural loans	(1,174)	(4.0)
State & political subdivision loans	(821)	(1.5)
Total loans	$2,421	0.1

Lending efforts have historically been focused in north central Pennsylvania, the south central Pennsylvania counties of Lebanon, Schuylkill, Berks and Lancaster, the central Pennsylvania counties of Clinton and Centre, and southern New York. In Delaware, our activity is centered around the cities of Wilmington and Dover, Delaware. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania and a loan production office in Georgetown, Delaware to also support our agricultural initiative. In June 2023, we completed the HVBC acquisition, which expanded our markets into south east Pennsylvania, including the counties of Montgomery, Bucks and Philadelphia. It also includes a Mortgage production office in Mount Laurel, New Jersey. In the fourth quarter of 2023, we opened an office in Williamsport, Pennsylvania, to further our efforts in central Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

Index
Loan activity remained steady in the first quarter of 2025 with growth experienced across most markets even after some large pay-offs primarily in Delaware and our south east Pennsylvania market.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of March 31, 2025, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 306.5% of consolidated risk based capital. Construction, land and land development loans represented 57.8% of consolidated risk based capital as of March 31, 2025. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios. The Company continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans. As of March 31, 2025, management believes that it has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Index
Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025
	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate	Amount	%	Amount	%	Amount	%
Residential Rental and Speculation	$6,273	0.56%	$177,132	15.85%	$183,405	16.42%
Multifamily Rental	-	0.00%	160,043	14.32%	160,043	14.32%
Student Housing	-	0.00%	48,317	4.32%	48,317	4.32%
Office	14,177	1.27%	65,159	5.83%	79,336	7.10%
Medical office	10,492	0.94%	7,956	0.71%	18,448	1.65%
Retail	43,272	3.87%	112,348	10.06%	155,620	13.93%
Self Storage	-	0.00%	11,577	1.04%	11,577	1.04%
Industrial/Flex/Warehouse	23,733	2.12%	62,674	5.61%	86,407	7.73%
Mixed Use	15,678	1.40%	81,370	7.28%	97,048	8.69%
Hotel/Motel	-	0.00%	97,263	8.71%	97,263	8.71%
Healthcare/Hospitals	7,059	0.63%	-	0.00%	7,059	0.63%
Schools/Higher Ed/Vocational	1,548	0.14%	7,324	0.66%	8,872	0.79%
Amusement/Entertainment	16,608	1.49%	4,888	0.44%	21,496	1.92%
Specialty	32,213	2.88%	23,252	2.08%	55,465	4.96%
Land	2,589	0.23%	54,520	4.88%	57,109	5.11%
Senior Living	-	0.00%	6,758	0.60%	6,758	0.60%
Food and beverage	15,455	1.38%	305	0.03%	15,760	1.41%
Other	2,741	0.25%	4,516	0.40%	7,257	0.65%
Total	$191,838	17.17%	$925,402	82.83%	$1,117,240	100.00%

	December 31, 2024
	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate:	Amount	%	Amount	%	Amount	%
Residential Rental	$6,717	0.60%	$177,003	15.78%	$183,720	16.38%
Multifamily Rental	522	0.05%	175,314	15.63%	175,836	15.68%
Student Housing	-	0.00%	47,346	4.22%	47,346	4.22%
Office	11,280	1.01%	57,767	5.15%	69,047	6.16%
Medical office	10,549	0.94%	7,664	0.68%	18,213	1.62%
Retail	57,365	5.12%	114,620	10.22%	171,985	15.34%
Self Storage	1,921	0.17%	9,769	0.87%	11,690	1.04%
Industrial/Flex/Warehouse	24,387	2.17%	65,232	5.82%	89,619	7.99%
Mixed Use	21,051	1.88%	69,783	6.22%	90,834	8.10%
Hotel/Motel	43,178	3.85%	62,941	5.61%	106,119	9.46%
Healthcare/Hospitals	7,162	0.64%	-	0.00%	7,162	0.64%
Schools/Higher Ed/Vocational	934	0.08%	8,020	0.72%	8,954	0.80%
Amusement/Entertainment	16,896	1.51%	5,067	0.45%	21,963	1.96%
Specialty	26,545	2.37%	23,427	2.09%	49,972	4.46%
Land	2,800	0.25%	49,111	4.38%	51,911	4.63%
Senior Living	-	0.00%	5,978	0.53%	5,978	0.53%
Other	1,865	0.17%	9,221	0.82%	11,086	0.99%
Total	$233,172	20.79%	$888,263	79.21%	$1,121,435	100.00%

Index
The following table provides a breakdown of our construction portfolio by collateral type as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024
Construction	Amount	%	Amount	%
Residential	$60,036	35.55%	$59,334	36.11%
Multifamily	49,737	29.45%	49,838	30.33%
Student Housing	1,494	0.88%	-	0.00%
Office	6,955	4.12%	8,456	5.15%
Retail	746	0.44%	2,299	1.40%
Self Storage	12,444	7.37%	11,986	7.29%
Industrial/Flex/Warehouse	17,167	10.16%	15,337	9.33%
Mixed Use	7,589	4.49%	7,580	4.61%
Hotel/Motel	620	0.37%	623	0.38%
Schools/Higher Ed/Vocational	4,806	2.85%	3,464	2.11%
Agricultural and land	4,875	2.89%	4,528	2.76%
Food and beverage	1,553	0.92%	-	0.00%
Other	874	0.52%	881	0.54%
Total	$168,896	100.00%	$164,326	100.00%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at March 31, 2025 (dollars in thousands):

LTV Range	Number of Loans	Amount	%
0%-25%	828	$152,051	13.61%
25.01%-50%	536	316,437	28.32%
50.01%-60%	295	219,751	19.67%
60.01%-70%	353	279,376	25.01%
70.01%-75%	163	107,791	9.65%
75.01%-80%	47	32,169	2.88%
>80%	10	9,665	0.87%
Total	2,232	$1,117,240	100.00%

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

Index
Allowance for Credit Losses - Loans

The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $22,081,000 or 0.95% of total loans as of March 31, 2025 as compared to $21,699,000 or 0.94% of loans as of December 31, 2024. The $382,000 increase is a result of a $538,000 provision for credit losses – loans less net charge-offs of $156,000. Net charge-offs for 2024 are driven by loans acquired as part of the HVBC acquisition due to collateral issues. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025		December 31 2024
	Amount	%	Amount	%
Real estate loans:
Residential	$3,213	15.1	$1,940	15.2
Commercial	9,237	48.3	9,174	48.5
Agricultural	4,350	14.3	3,529	14.2
Construction	1,552	7.3	1,402	7.1
Consumer	1,418	5.6	1,405	5.8
Other commercial loans	2,032	5.9	3,699	5.7
Other agricultural loans	137	1.2	133	1.3
State & political subdivision loans	57	2.3	61	2.2
Unallocated	85	N/A	356	N/A
Total allowance for credit losses	$22,081	100.0	$21,699	100.0

The following table provides information related to credit loss experience and loan quality for the three months ended March 31, 2025 and the year ended December 31, 2024 (dollars in thousands).

March 31, 2025	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$1,273	$-	$352,194	0.00%	0.92%	0.85%	107.46%
Commercial	103	(40)	1,119,035	0.00%	0.83%	1.01%	81.89%
Agricultural	821	-	327,053	0.00%	1.32%	1.12%	117.50%
Construction	150	-	163,440	0.00%	0.92%	0.83%	110.70%
Consumer	9	4	164,774	0.00%	1.09%	0.75%	145.29%
Other commercial loans	(1,547)	(120)	136,094	(0.09%)	1.48%	2.02%	72.99%
Other agricultural loans	4	-	29,815	0.00%	0.48%	1.44%	33.33%
State & political subdivision loans	(4)	-	53,731	0.00%	0.11%	0.00%	NA
Unallocated	(271)	-	-	NA	NA	NA	NA
Total	$538	$(156)	$2,346,136	(0.01%)	0.95%	1.02%	93.78%

December 31, 2024
Real estate:
Residential	$(409)	$(5)	$356,292	0.00%	0.55%	0.82%	67.57%
Commercial	(4)	-	1,109,075	0.00%	0.82%	1.28%	63.87%
Agricultural	265	-	324,500	0.00%	1.08%	1.24%	86.88%
Construction	(548)	-	182,714	0.00%	0.85%	0.17%	495.41%
Consumer	(6)	(85)	107,656	(0.08%)	1.05%	0.75%	140.22%
Other commercial loans	4,010	(2,540)	133,107	(1.91%)	2.82%	1.97%	143.26%
Other agricultural loans	(137)	-	26,088	0.00%	0.45%	1.81%	24.77%
State & political subdivision loans	16	-	55,919	0.00%	0.11%	0.00%	NA
Unallocated	(11)	-	-	NA	NA	NA	NA
Total	$3,176	$(2,630)	$2,295,351	(0.11%)	0.94%	1.11%	84.43%

Index
The credit loss expense for the first quarter of 2025 was driven by the annual update of the loss driver analysis. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2024. For residential loans, the historical loss rate increased, while the prepayment speed slowed resulting in an increased provision. For other commercial loans the historical loss rate decreased in the annual update resulting in a decrease in the provision for 2025. These changes in credit loss expense drove the change in the allowance to total loans by segment when compared to December 31, 2024 as net-charge offs for these segments were mininmal for 2025.

The Company believes it utilizes a disciplined and thorough loan review process based upon its internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess credit quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio at least semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 50%  of the dollar volume of the commercial loan portfolio on an annual basis, 2) a large sample of relationships in aggregate over $1,000,000,  3) selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 4) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of March 31, 2025. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, credit loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Credit Losses - Loans” to the consolidated financial statements.

The following table is a summary of our non-performing assets as of March 31, 2025 and December 31, 2024.

(dollars in thousands)	March 31, 2025	December 31, 2024
Non-performing loans:
Non-accruing loans	$23,545	$25,701
Accrual loans - 90 days or more past due	1,393	276
Total non-performing loans	24,938	25,977
Foreclosed assets held for sale	2,544	2,635
Total non-performing assets	$27,482	$28,612

Index
The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2024 to March 31, 2025 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2025				December 31, 2024
		Non-Performing Loans				Non-Performing Loans
(in thousands)	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$3,441	$168	$2,990	$3,158	$1,527	$-	$2,871	$2,871
Commercial	5,692	74	11,280	11,354	3,915	-	14,364	14,364
Agricultural	-	314	3,702	4,016	383	269	4,062	4,331
Construction	-	789	1,402	2,191	1,119	-	283	283
Consumer	89	2	976	978	312	7	1,002	1,009
Other commercial loans	310	46	2,784	2,830	760	-	2,582	2,582
Other agricultural loans	100	-	411	411	-	-	537	537
Total nonperforming loans	$9,632	$1,393	$23,545	$24,938	$8,016	$276	$25,701	$25,977

	Change in Non-Performing Loans March 31, 2025 /December 31, 2024
(in thousands)	Amount	%
Real estate:
Residential	$287	10.0
Commercial	(3,010)	(21.0)
Agricultural	(315)	(7.3)
Construction	1,908	674.2
Consumer	(31)	(3.1)
Other commercial loans	248	9.6
Other agricultural loans	(126)	(23.5)
Total nonperforming loans	$(1,039)	(4.0)

Nonperforming loans decreased $1.0 million during 2025. During the first three months of 2025, one large construction relationship was placed on non-accrual status and one large commercial relationship and a large agricultural relationship were removed from non-accrual status, which accounts for the majority of the change in non-performing loans since year-end. All non-performing commercial agricultural and construction loans are reviewed on an individual basis to determine the need for a specific reserve at quarter end. In addition, non-performing residential loans with a balance in excess of $150,000 are individually evaluated. The specific reserves for these non-performing loans as of March 31, 2025 was $606,000. In addition, the Bank policy is to reserve 100% of all non-performing student loans. The reserve for these loans was $978,000 as of March 31, 2025.

Management believes that the allowance for credit losses - loans at March 31, 2025 was adequate at that date, which was based on the following factors:

•	Specific reserves for non-performing loans total $1,584,000.

•	The Company has a history of low charge-offs, which were 0.03% of average loans on an annualized basis for 2025 and 0.11% for 2024, which included the numerous charge-offs related to the Braavo loans.

Index
Bank Owned Life Insurance

The Company owns bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of March 31, 2025, and December 31, 2024, the cash surrender value of the life insurance was $50.6 million and $50.3 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $346,000 and $668,000 for the three month periods ended March 31, 2025 and 2024, respectively. During the first quarter of 2024, the Company received proceeds of $1,147,000, which included death benefits of $326,000 on a former employee of the Company. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies and acquired as part of the HVBC acquisition are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of an acquisition in 2015 provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of March 31, 2025 and December 31, 2024, included in other liabilities on the Consolidated Balance Sheet was a liability of $518,000 and $514,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment increased $232,000 to $21.6 million as of March 31, 2025 from December 31, 2024 as a result of purchases of equipment.

Other assets

Other assets decreased $6.1 million to $48.5 million. The primary drivers of the decrease was a decrease in regulatory stock and the receipt of payment related to a loan participation.

Deposits

The following table shows the composition of deposits as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Non-interest-bearing deposits	$505,826	21.4	$532,776	22.4
Interest bearing demand deposits	18,745	0.8	18,004	0.8
NOW accounts	593,851	5.1	581,673	24.4
Savings deposits	291,355	12.3	292,918	12.3
Money market deposit accounts	468,624	19.8	434,856	18.3
Certificates of deposit	486,453	20.6	521,801	21.8
Total	$2,364,854	100.0	$2,382,028	100.0

	March 31, 2025/ December 31, 2024 Change
	Amount	%
Non-interest-bearing deposits	$(26,950)	(5.1)
Interest bearing demand deposits	741	4.1
NOW accounts	12,178	2.1
Savings deposits	(1,563)	(0.5)
Money market deposit accounts	33,768	7.8
Certificates of deposit	(35,348)	(6.8)
Total	$(17,174)	(0.7)

Index
Deposits decreased $17.2 million since December 31, 2024. The decrease in deposits was driven by decreases in state and political organizations and timing of their tax receipts and a decrease in brokered deposits of $14.6 million. We continue to see customer funds being transferred to higher-yielding investment alternatives. Brokered deposits totaled $78.4 million and $93.1 million as of March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the Bank estimates that balances held by customers in excess of the FDIC insurance limit ($250,000 per insured account) totaled $1.13 billion, or 47.3% of the Bank’s total deposits. Included in this balance are balances held through Intrafi, which provides customers with additional FDIC insurance, as well as deposits collateralized by securities  or letters of credit (almost exclusively municipal deposits). The total of these items was $611.7 million, or 25.7% of the Bank’s total deposits, as of March 31, 2025.

Borrowed Funds

Borrowed funds were $302.0 million and $297.7 million as of March 31, 2025 and December 31, 2024, respectively. The increase in borrowed funds was due to the increase in loans and investments and the seasonal decrease in deposits.

In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at March 31, 2025 was $3,452,000 and is included within fair value of derivative instruments on the consolidated balance sheets.

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

Total stockholders’ equity was $308.3 million at March 31, 2025 compared to $299.7 million at December 31, 2024, an increase of $8,562,000, or 2.9%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $5.3 million, or 1.6%. The accumulated comprehensive loss decreased $3.3 million, which was primarily the result of the increase in fair value of the Company’s available for sale investment portfolio caused by the decrease in longer term market interest rates. For the first three months of 2025, the Company had net income of $7.6 million and declared cash dividends of $2.4 million, or $0.495 per share, representing a cash dividend payout ratio of 30.9%.

Index
All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments due to changes in market interest rates. As a result of decreases in longer term market interest rates, accumulated other comprehensive loss decreased approximately $3.3 million from December 31, 2024.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. There is a two quarter grace period for a qualifying community bank to return to 9% as long as the CBLR is least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At March 31, 2025, the Bank leverage ratio under the CBLR framework was 9.06%, which meets the 9.0% requirement to be considered “well-capitalized”  under the CBLR. The Bank leverage ratio as of December 31, 2024 was 8.99%, which did not meet the ratio to be considered “well-capitalized”  under the CBLR as of December 31, 2024. As such, the following table provides the Bank’s computed risk‑based capital ratios as of December 31, 2024, which reflects the Bank being well capitalized at that date (dollars in thousands):

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

Index
Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Commitments to extend credit	$424,062	$432,123
Standby letters of credit	9,674	9,799
	$433,736	$441,922

Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$763	$676

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one-time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2025 and December 31, 2024 was $12,940,000 and $13,006,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2025 were $585,000 compared to $99,000 during the same time period in 2024.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $1.06 billion, of which $443.07 million was outstanding, at March 31, 2025. The Bank also has two federal funds line with third party providers for $34.0 million as of March 31, 2025, which are unsecured and were undrawn upon as of March 31, 2025. The Company also has a borrower in custody line with the Federal Reserve Bank of approximately $14.1 million, which also was not drawn upon as of March 31, 2025. The Company has a $15.0 million line of credit with a New York community bank, of which $6.6 million was utilized as of March 31, 2025. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Index
Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2025, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $4.0 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At March 31, 2025, the Company has equity securities that represent only 0.06% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2025 (dollars in thousands):

Index
Changes in Rates	Prospective One-Year Net Interest Income	Change In Prospective Net Interest Income	% Change In Prospective Net Interest Income
-400 Shock	$107,845	$11,366	11.78
-300 Shock	103,887	7,408	7.68
-200 Shock	101,779	5,300	5.49
-100 Shock	99,458	2,979	3.09
Base	96,479	-	-
+100 Shock	93,014	(3,465)	(3.59)
+200 Shock	89,190	(7,289)	(7.56)
+300 Shock	85,762	(10,717)	(11.11)
+400 Shock	82,337	(14,142)	(14.66)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Index
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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. At March 31, 2025, the risk factors of the Company have not changed materially from those reported in our 2024 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/25 to 1/31/25	1	$59.19	1	146,185
2/1/25 to 2/28/25	-	$0.00	-	146,185
3/1/25 to 3/31/25	946	$58.15	946	145,239
Total	947	$58.15	947	145,239

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

Additionally, during the quarter ended March 31, 2025, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the Amended and Restated First Citizens Community Bank Annual Incentive Plan. Additionally, during the quarter ended December 31, 2024, certain employees resigned from the Company and forfeited unvested restricted shares awarded to them through the Amended and Restated First Citizens Community Bank Annual Incentive Plan.

Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Index
Item 5 ‑ Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc.
(Registrant)

May 8, 2025	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)