Form 10-Q
period 2025-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2025-08-07
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of August 1, 2025, was 4,807,314.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	June 30, 2025	December 31, 2024
ASSETS:
Cash and due from banks:
Noninterest-bearing	$26,799	$30,284
Interest-bearing	22,685	11,918
Total cash and cash equivalents	49,484	42,202
Interest bearing time deposits with other banks	3,820	3,820
Equity securities	1,768	1,747
Available-for-sale securities	431,649	425,912
Loans held for sale	15,529	9,607

Loans (net of allowance for credit losses: 2025 $22,109 and 2024, $21,699)	2,219,646	2,291,543

Premises and equipment	21,776	21,395
Accrued interest receivable	10,603	10,307
Goodwill	85,758	85,758
Bank owned life insurance	50,770	50,341
Other intangibles	2,530	2,892
Fair value of derivative instruments	8,272	10,370
Deferred tax asset	13,913	15,199
Other assets	51,756	54,631

TOTAL ASSETS	$2,967,274	$3,025,724

LIABILITIES:
Deposits:
Noninterest-bearing	$499,252	$532,776
Interest-bearing	1,793,410	1,849,252
Total deposits	2,292,662	2,382,028
Borrowed funds	313,219	297,721
Accrued interest payable	2,741	4,693
Fair value of derivative instruments - liability	4,701	5,817
Other liabilities	40,298	35,731
TOTAL LIABILITIES	2,653,621	2,725,990
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at June 30, 2025 and December 31, 2024; none issued in 2025 or 2024	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at June 30, 2025 and December 31, 2024, issued 5,255,190 at June 30, 2025 and 5,207,577 at December 31, 2024	5,255	5,208
Additional paid-in capital	147,878	144,984
Retained earnings	197,940	189,443
Accumulated other comprehensive loss	(21,026)	(23,521)
Treasury stock, at cost: 448,190 shares at June 30, 2025 and 447,965 shares at December 31, 2024	(16,394)	(16,380)
TOTAL STOCKHOLDERS’ EQUITY	313,653	299,734
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,967,274	$3,025,724

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans	$35,227	$35,067	$70,783	$70,200
Interest-bearing deposits with banks	132	262	275	505
Investment securities:
Taxable	2,397	1,663	4,736	3,287
Nontaxable	584	520	1,131	1,052
Dividends	409	390	838	791
TOTAL INTEREST INCOME	38,749	37,902	77,763	75,835
INTEREST EXPENSE:
Deposits	11,449	12,655	23,743	24,976
Borrowed funds	3,652	3,947	7,370	8,601
TOTAL INTEREST EXPENSE	15,101	16,602	31,113	33,577
NET INTEREST INCOME	23,648	21,300	46,650	42,258
Provision for credit losses	750	2,002	1,375	2,787
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	22,898	19,298	45,275	39,471
NON-INTEREST INCOME:
Service charges	1,303	1,385	2,594	2,757
Trust	183	201	407	445
Brokerage and insurance	627	563	1,310	1,228
Gains on loans sold	739	479	1,011	896
Equity security gains (losses), net	32	(87)	21	(32)
Gain on sale of Braavo division	-	-	-	1,102
Earnings on bank owned life insurance	355	328	701	996
Other	426	467	1,048	915
TOTAL NON-INTEREST INCOME	3,665	3,336	7,092	8,307
NON-INTEREST EXPENSES:
Salaries and employee benefits	9,976	9,617	20,265	19,907
Occupancy	1,182	1,266	2,538	2,590
Furniture and equipment	318	295	583	531
Professional fees	525	698	1,042	1,401
FDIC insurance	495	509	945	1,034
Pennsylvania shares tax	305	330	624	640
Amortization of intangibles	127	147	254	296
Software expenses	453	494	885	1,008
Other real estate owned expenses	73	175	192	162
Other	2,693	2,715	5,247	5,320
TOTAL NON-INTEREST EXPENSES	16,147	16,246	32,575	32,889
Income before provision for income taxes	10,416	6,388	19,792	14,889
Provision for income taxes	1,953	1,113	3,708	2,590
NET INCOME	$8,463	$5,275	$16,084	$12,299
PER COMMON SHARE DATA:
Net Income - Basic	$1.76	$1.10	$3.35	$2.56
Net Income - Diluted	$1.76	$1.10	$3.35	$2.56
Cash Dividends Paid	$0.490	$0.480	$0.980	$0.961

Number of shares used in computation - basic	4,797,716	4,796,000	4,797,642	4,795,596
Number of shares used in computation - diluted	4,800,384	4,800,770	4,800,862	4,800,991

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended, June 30,
(in thousands)	2025	2024	2025	2024
Net income	$8,463	$5,275	$16,084	$12,299
Other comprehensive income (loss):
Change in unrealized (losses) gains on available for sale securities	(568)	1,154	4,371	(1,166)
Income tax effect	120	(243)	(918)	246
Change in unrecognized pension cost	-	14	-	16
Income tax effect	-	(3)	-	(3)
Change in unrealized loss on interest rate swaps	(429)	(296)	(1,213)	(144)
Income tax effect	90	62	255	30
Other comprehensive (loss) income, net of tax	(787)	688	2,495	(1,021)
Comprehensive income	$7,676	$5,963	$18,579	$11,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, March 31, 2025	5,207,824	$5,208	$145,010	$194,709	$(20,239)	$(16,392)	$308,296

Comprehensive income:
Net income				8,463			8,463
Net other comprehensive loss					(787)		(787)
Stock dividend	47,073	47	2,797	(2,844)			-
Issuance of Common stock for ESPP	293		17				17
Purchase of treasury stock (866 shares)						(52)	(52)
Restricted stock, executive and Board of Director awards (3,934 shares)			(187)			50	(137)
Restricted stock vesting			241				241
Cash dividends, $0.490 per share				(2,388)			(2,388)
Balance, June 30, 2025	5,255,190	$5,255	$147,878	$197,940	$(21,026)	$(16,394)	$313,653

Balance, December 31, 2024	5,207,577	$5,208	$144,984	$189,443	$(23,521)	$(16,380)	$299,734

Comprehensive income:
Net income				16,084			16,084
Net other comprehensive income					2,495		2,495
Stock dividend	47,073	47	2,797	(2,844)			-
Issuance of Common stock for ESPP	540		32				32
Purchase of treasury stock (1,834 shares)						(109)	(109)
Restricted stock, executive and Board of Director awards (4,834 shares)			(185)			102	(83)
Restricted stock vesting			243				243
Forfeited restricted stock (119 Shares)			7			(7)	-
Cash dividends, $0.980 per share				(4,743)			(4,743)
Balance, June 30, 2025	5,255,190	$5,255	$147,878	$197,940	$(21,026)	$(16,394)	$313,653

Balance, March 31, 2024	5,160,754	5,161	$143,227	177,693	(26,620)	$(16,787)	282,674

Comprehensive income:
Net income				5,275			5,275
Net other comprehensive income					688		688
Stock dividend	46,589	46	2,001	(2,047)			-
Purchase of treasury stock (881 shares)						(36)	(36)
Restricted stock, executive and Board of Director awards (2,167 shares)			(408)			445	37
Restricted stock vesting			165			-	165
Cash dividends, $0.480 per share				(2,333)			(2,333)
Balance, June 30, 2024	5,207,343	$5,207	$144,985	$178,588	$(25,932)	$(16,378)	$286,470

Balance, December 31, 2023	5,160,754	$5,161	$143,233	$172,975	$(24,911)	$(16,792)	$279,666

Comprehensive income:
Net income				12,299			12,299
Net other comprehensive loss					(1,021)		(1,021)
Stock dividend	46,589	46	2,001	(2,047)			-
Purchase of treasury stock (1,776 shares)						(81)	(81)
Restricted stock, executive and Board of Director awards (882 shares)			(417)			495	78
Restricted stock vesting			168			-	168
Cash dividends, $0.961 per share				(4,639)			(4,639)
Balance, June 30, 2024	5,207,343	$5,207	$144,985	$178,588	$(25,932)	$(16,378)	$286,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,084	$12,299
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,375	2,787
Depreciation and amortization	921	958
Amortization and accretion of loans and other assets	(1,691)	(2,243)
Amortization and accretion of investment securities	430	759
Deferred income taxes	623	425
Equity securities (gains) losses, net	(21)	32
Earnings on bank owned life insurance	(701)	(996)
Vesting of restricted stock	243	168
Originations of loans held for sale	(73,045)	(74,816)
Proceeds from sales of loans held for sale	68,109	70,820
Realized gains on loans sold	(1,011)	(896)
Realized gains on sale of Braavo	-	(1,102)
(Increase) decrease in accrued interest receivable	(296)	261
(Decrease) increase in accrued interest payable	(1,952)	1,184
Other, net	7,861	6,838
Net cash provided by operating activities	16,929	16,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments	33,486	27,061
Purchase of securities	(35,282)	(14,045)
Proceeds from sale of equity securities	-	335
Purchase of interest bearing time deposits with other banks	-	(100)
Proceeds from matured interest bearing time deposits with other banks	-	350
Proceeds from life insurance	272	1,147
Proceeds from redemption of regulatory stock	16,397	15,665
Purchase of regulatory stock	(17,146)	(14,135)
Net decrease (increase) in loans	73,137	(13,486)
Purchase of premises and equipment	(1,080)	(226)
Proceeds from sale of premises and equipment	12	-
Proceeds from sale of foreclosed assets held for sale	170	392
Proceeds from sale of Braavo assets	-	7,185
Net cash provided by investing activities	69,966	10,143
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(89,366)	(48,385)
Repayments of long-term borrowings	(10,000)	(5,000)
Net increase in short-term borrowed funds	24,760	17,099
Purchase of treasury and restricted stock	(296)	(81)
Sale of stock for ESPP	32	-
Dividends paid	(4,743)	(4,639)
Net cash used in financing activities	(79,613)	(41,006)
Net increase (decrease) in cash and cash equivalents	7,282	(14,385)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,202	52,818
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,484	$38,433

Supplemental Disclosures of Cash Flow Information:
Interest paid	$33,065	$32,393
Income taxes paid	$2,500	$750
Loans transferred to foreclosed property	$40	$2,490
Right of use asset and liability	$377	$169
Stock Dividend	$2,844	$2,047

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at June 30, 2025 and for the periods ended June 30, 2025 and 2024 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the six month period ended June 30, 2025 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2 – Revenue Recognition

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and six months ended June 30, 2025 and 2024 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue stream	2025	2024	2025	2024
Service charges on deposit accounts
Overdraft fees	$368	394	$727	$798
Statement fees	44	44	94	86
Interchange revenue	768	811	1,529	1,555
ATM income	29	33	60	66
Other service charges	94	103	184	252
Total Service Charges	1,303	1,385	2,594	2,757
Trust	183	201	407	445
Brokerage and insurance	627	563	1,310	1,228
Other	254	241	495	373
Total	$2,367	$2,390	$4,806	$4,803

Index
Note 3 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income applicable to common stock	$8,463,000	$5,275,000	$16,084,000	$12,299,000

Basic earnings per share computation
Weighted average common shares outstanding	4,797,716	4,796,000	4,797,642	4,795,596
Earnings per share - basic	$1.76	$1.10	$3.35	$2.56

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	4,797,716	4,796,000	4,797,642	4,795,596
Add: Dilutive effects of restricted stock	2,668	4,770	3,220	5,395
Weighted average common shares outstanding for dilutive earnings per share	4,800,384	4,800,770	4,800,862	4,800,991
Earnings per share - diluted	$1.76	$1.10	$3.35	$2.56

For the three months ended June 30, 2025 and 2024, there were 2,668 and 4,230 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $61.98-$83.38 for the three month period ended June 30, 2025 and per share prices ranging from $60.16-$83.38 for the three month period ended June 30, 2024. For the six months ended June 30, 2025 and 2024, 3,219 and 4,230 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $61.98-$83.38 for the six month period ended June 30, 2025 and prices ranging from $60.16-$83.38 for the six month period ended June 30, 2024.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2025 and December 31, 2024 were as follows (in thousands):

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$58,632	$11	$(3,984)	$-	$54,659
U.S. treasury securities	105,391	142	(3,794)	-	101,739
Obligations of state and political subdivisions	103,339	5	(9,651)	-	93,693
Corporate obligations	11,255	252	(599)	-	10,908
Mortgage-backed securities in government sponsored entities	182,286	305	(11,941)	-	170,650
Total available-for-sale securities	$460,903	$715	$(29,969)	$-	$431,649

December 31, 2024
Available-for-sale securities:
U.S. agency securities	$58,594	$6	$(5,113)	$-	$53,487
U.S. treasury securities	126,220	6	(5,724)	-	120,502
Obligations of state and political subdivisions	103,137	4	(8,239)	-	94,902
Corporate obligations	11,206	297	(1,065)	-	10,438
Mortgage-backed securities in government sponsored entities	160,380	232	(14,029)	-	146,583
Total available-for-sale securities	$459,537	$545	$(34,170)	$-	$425,912

Index
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2025 and December 31, 2024 (in thousands). As of June 30, 2025, the Company owned 294 securities whose fair value was less than their cost basis.

June 30, 2025	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$-	$-	$50,003	$(3,984)	$50,003	$(3,984)
U.S. treasury securities	-	-	92,018	(3,794)	92,018	(3,794)
Obligations of state and political subdivisions	5,614	(262)	80,155	(9,389)	85,769	(9,651)
Corporate obligations	385	(1)	6,404	(598)	6,789	(599)
Mortgage-backed securities in government sponsored entities	46,891	(787)	79,342	(11,154)	126,233	(11,941)
Total securities	$52,890	$(1,050)	$307,922	$(28,919)	$360,812	$(29,969)

December 31, 2024
U.S. agency securities	$-	$-	$51,470	$(5,113)	$51,470	$(5,113)
U.S. treasury securities	5,553	(11)	110,992	(5,713)	116,545	(5,724)
Obligations of states and political subdivisions	4,186	(39)	86,773	(8,200)	90,959	(8,239)
Corporate obligations	345	(33)	6,970	(1,032)	7,315	(1,065)
Mortgage-backed securities in government sponsored entities	35,044	(817)	82,425	(13,212)	117,469	(14,029)
Total securities	$45,128	$(900)	$338,630	$(33,270)	$383,758	$(34,170)

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available-for-sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis, which may be a maturity. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Company obtains its forecast data through a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses on available-for-sale debt securities is included within Investment securities available-for-sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Company believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met. There was no allowance for credit losses for available for sale securities as of June 30, 2025 and December 31, 2024.

Index
Accrued interest receivable on available-for-sale debt securities totaled $2,198,000 and $2,135,000 at June 30, 2025 and December 31, 2024 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

There were no sales of available for sale securities during the three and six months ended June 30, 2025 and 2024.

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three and six month periods ended June 30, 2025 and  2024, and the portion of unrealized gains for the period that relates to equity investments held at June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Equity Securities	2025	2024	2025	2024
Net gains (losses) recognized in equity securities during the period	$32	$(87)	$21	$(32)
Less: Net losses realized on the sale of equity securities during the period	-	-	-	(4)
Net unrealized gains (losses)	$32	$(87)	$21	$(28)

Investment securities with an approximate carrying value of $368.2 million and $340.4 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at June 30, 2025, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$44,674	$43,964
Due after one year through five years	124,116	118,614
Due after five years through ten years	88,060	80,790
Due after ten years	204,053	188,281
Total	$460,903	$431,649

Index

Note 5 – Loans

The Company originates commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York, and Wilmington and Dover, Delaware. The HVBC acquisition expanded our lending market further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey. Although the Company had a diversified loan portfolio at June 30, 2025 and December 31, 2024, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Real estate loans:
Residential	$341,671	$351,398
Commercial	1,151,585	1,121,435
Agricultural	331,995	327,722
Construction	138,307	164,326
Consumer	46,933	133,207
Other commercial loans	150,171	131,310
Other agricultural loans	28,366	29,662
State and political subdivision loans	52,727	54,182
Total	2,241,755	2,313,242
Allowance for credit losses - loans	22,109	21,699
Net loans	$2,219,646	$2,291,543

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

The following table presents the components of the allowance for credit losses as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Allowance for Credit Losses - Loans	$22,109	$21,699
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	914	676
Total allowance for credit losses	$23,023	$22,375

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at March 31, 2025	$22,081	$763	$22,844
Loans charge-off	(596)	-	(596)
Recoveries of loans previously charged-off	25	-	25
Net loans charged-off	(571)	-	(571)
Provision for credit losses	599	151	750
Balance at June 30, 2025	$22,109	$914	$23,023

Balance at December 31, 2024	$21,699	$676	$22,375
Loans charge-off	(781)	-	(781)
Recoveries of loans previously charged-off	54	-	54
Net loans charged-off	(727)	-	(727)
Provision for credit losses	1,137	238	1,375
Balance at June 30, 2025	$22,109	$914	$23,023

Index
	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at March 31, 2024	$21,598	$938	$22,536
Loans charge-off	(682)	-	(682)
Recoveries of loans previously charged-off	7	-	7
Net loans charged-off	(675)	-	(675)
Provision for credit losses	1,874	128	2,002
Balance at June 30, 2024	$22,797	$1,066	$23,863

Balance at December 31, 2023	$21,153	$1,265	$22,418
Loans charge-off	(1,356)	-	(1,356)
Recoveries of loans previously charged-off	14	-	14
Net loans charged-off	(1,342)	-	(1,342)
Provision for credit losses	2,986	(199)	2,787
Balance at June 30, 2024	$22,797	$1,066	$23,863

The following tables present the activity in the allowance for credit losses – loans, by portfolio segment, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30, 2025
	Balance at March 31, 2025	Charge-offs	Recoveries	Provision	Balance at June 30, 2025
Real estate loans:
Residential	$3,213	$-	$-	$(151)	$3,062
Commercial	9,237	-	-	661	9,898
Agricultural	4,350	-	-	192	4,542
Construction	1,552	-	-	(279)	1,273
Consumer	1,418	(275)	7	37	1,187
Other commercial loans	2,032	(321)	18	196	1,925
Other agricultural loans	137	-	-	(5)	132
State and political subdivision loans	57	-	-	(1)	56
Unallocated	85	-	-	(51)	34
Total	$22,081	$(596)	$25	$599	$22,109

	For the six months ended June 30, 2025
	Balance at December 31, 2024	Charge-offs	Recoveries	Provision	Balance at June 30, 2025
Real estate loans:
Residential	$1,940	$-	$-	$1,122	$3,062
Commercial	9,174	(40)	-	764	9,898
Agricultural	3,529	-	-	1,013	4,542
Construction	1,402	-	-	(129)	1,273
Consumer	1,405	(297)	33	46	1,187
Other commercial loans	3,699	(444)	21	(1,351)	1,925
Other agricultural loans	133	-	-	(1)	132
State and political subdivision loans	61	-	-	(5)	56
Unallocated	356	-	-	(322)	34
Total	$21,699	$(781)	$54	$1,137	$22,109

Index
	For the three months ended June 30, 2024
	Balance at March 31, 2024	Charge-offs	Recoveries	Provision	Balance at June 30, 2024
Real estate loans:
Residential	$2,347	$-	$-	$8	$2,355
Commercial	9,741	-	-	542	10,283
Agricultural	3,672	-	-	98	3,770
Construction	1,595	-	-	32	1,627
Consumer	1,266	(7)	5	(53)	1,211
Other commercial loans	2,680	(675)	2	1,249	3,256
Other agricultural loans	174	-	-	32	206
State and political subdivision loans	65	-	-	(2)	63
Unallocated	58	-	-	(32)	26
Total	$21,598	$(682)	$7	$1,874	$22,797

	For the six months ended June 30, 2024
	Balance at December 31, 2023	Charge-offs	Recoveries	Provision	Balance at June 30, 2024
Real estate loans:
Residential	$2,354	$-	$-	$1	$2,355
Commercial	9,178	-	-	1,105	10,283
Agricultural	3,264	-	-	506	3,770
Construction	1,950	-	-	(323)	1,627
Consumer	1,496	(37)	10	(258)	1,211
Other commercial loans	2,229	(1,319)	4	2,342	3,256
Other agricultural loans	270	-	-	(64)	206
State and political subdivision loans	45	-	-	18	63
Unallocated	367	-	-	(341)	26
Total	$21,153	$(1,356)	$14	$2,986	$22,797

The provision for the first six months of 2025 was driven by an increase in the amount of past due loans and the annual update of the loss driver analysis. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2024. For residential loans, the historical loss rate increased, while the prepayment speed slowed resulting in an increased provision. For other commercial loans, the historical loss rate decreased in the annual update resulting in a decrease in the provision for 2025.

The provision for the first half of 2024 was driven by the annual update of the loss driver analysis and recording specific reserves for certain other commercial loans. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2023.

Index
The following table presents the allowance for credit losses – loans and amortized cost basis of loans under the CECL methodology as of June 30, 2025 and December 31, 2024 (in thousands):

	Allowance for Credit Losses - Loans			Loans
June 30, 2025	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$3,034	$28	$3,062	$339,623	$2,048	$341,671
Commercial	9,815	83	9,898	1,138,715	12,870	1,151,585
Agricultural	4,542	-	4,542	328,805	3,190	331,995
Construction	1,273	-	1,273	136,978	1,329	138,307
Consumer	187	1,000	1,187	45,860	1,073	46,933
Other commercial loans	1,560	365	1,925	147,850	2,321	150,171
Other agricultural loans	132	-	132	27,963	403	28,366
State and political subdivision loans	56	-	56	52,727	-	52,727
Unallocated	34	-	34	-	-	-
Total	$20,633	$1,476	$22,109	$2,218,521	$23,234	$2,241,755

December 31, 2024
Real estate loans:
Residential	$1,902	$38	$1,940	$349,909	$1,489	$351,398
Commercial	9,070	104	9,174	1,105,847	15,588	1,121,435
Agricultural	3,529	-	3,529	323,660	4,062	327,722
Construction	1,402	-	1,402	164,043	283	164,326
Consumer	391	1,014	1,405	132,180	1,027	133,207
Other commercial loans	2,952	747	3,699	128,728	2,582	131,310
Other agricultural loans	133	-	133	29,125	537	29,662
State and political subdivision loans	61	-	61	54,182	-	54,182
Unallocated	356	-	356	-	-	-
Total	$19,796	$1,903	$21,699	$2,287,674	$25,568	$2,313,242

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

Index
The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of June 30, 2025 and December 31, 2024, respectively. The balances are presented by class of loan receivable (in thousands):

	June 30, 2025				December 31, 2024
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans
Real estate loans:
Mortgages	$156	$3,467	$-	$3,623	$165	$2,541	$-	$2,706
Home Equity	-	68	-	68	-	165	-	165
Commercial	2,084	10,786	333	13,203	2,099	12,265	-	14,364
Agricultural	-	3,190	-	3,190	-	4,062	269	4,331
Construction	-	1,329	-	1,329	-	283	-	283
Consumer	782	-	14	796	1,002	-	7	1,009
Other commercial loans	435	1,895	-	2,330	2,382	200	-	2,582
Other agricultural loans	-	403	-	403	-	537	-	537
	$3,457	$21,138	$347	$24,942	$5,648	$20,053	$276	$25,977

As of June 30, 2025, there were $21.1 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of June 30, 2025 and December 31, 2024 (in thousands):

June 30, 2025	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$3,623	$-	$-	$3,623
Home Equity	68	-	-	68
Commercial	12,870	-	-	12,870
Agricultural	3,190	-	-	3,190
Construction	1,329	-	-	1,329
Consumer	-	-	782	782
Other commercial loans	-	2,330	-	2,330
Other agricultural loans	-	403	-	403
	$21,080	$2,733	$782	$24,595

December 31, 2024	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$2,706	$-	$-	$2,706
Home Equity	165	-	-	165
Commercial	14,364	-	-	14,364
Agricultural	4,062	-	-	4,062
Construction	283	-	-	283
Consumer	-	-	1,002	1,002
Other commercial loans	-	2,582	-	2,582
Other agricultural loans	-	537	-	537
	$21,580	$3,119	$1,002	$25,701

Index
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

Index
The following tables represent credit exposures by internally assigned grades, by origination year, as of June 30, 2025 and December 31, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$44,305	$66,047	$99,690	$347,623	$179,312	$319,454	$31,039	$1,721	$1,089,191
Special Mention	-	-	804	5,882	4,987	8,173	737	-	20,583
Substandard	-	84	1,051	23,641	5,023	11,507	154	351	41,811
Doubtful	-	-	-	-	-	-	-	-	-
Total	$44,305	$66,131	$101,545	$377,146	$189,322	$339,134	$31,930	$2,072	$1,151,585
Current period gross charge-offs	$-	$-	$-	$-	$-	$40	$-	$-	$40

Agricultural real estate
Risk Rating
Pass	$22,323	$32,274	$19,660	$51,040	$23,346	$146,880	$16,135	$204	$311,862
Special Mention	672	586	4,177	594	360	3,543	860	-	10,792
Substandard	495	678	-	2,057	692	4,700	639	80	9,341
Doubtful	-	-	-	-	-	-	-	-	-
Total	$23,490	$33,538	$23,837	$53,691	$24,398	$155,123	$17,634	$284	$331,995
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$10,321	$34,188	$44,946	$34,451	$-	$-	$4,836	$-	$128,742
Special Mention	-	-	-	4,501	2,946	-	-	-	7,447
Substandard	-	-	789	1,046	283	-	-	-	2,118
Doubtful	-	-	-	-	-	-	-	-	-
Total	$10,321	$34,188	$45,735	$39,998	$3,229	$-	$4,836	$-	$138,307
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$18,500	$31,372	$19,367	$5,779	$6,531	$4,903	$54,392	$68	$140,912
Special Mention	-	161	-	1,798	9	-	4,150	31	6,149
Substandard	-	-	-	-	39	739	366	1,846	2,990
Doubtful	-	-	-	-	-	-	111	9	120
Total	$18,500	$31,533	$19,367	$7,577	$6,579	$5,642	$59,019	$1,954	$150,171
Current period gross charge-offs	$-	$48	$-	$-	$-	$54	$342	$-	$444

Other agricultural loans
Risk Rating
Pass	$4,824	$3,600	$1,701	$692	$2,655	$423	$11,453	$-	$25,348
Special Mention	-	1,645	20	-	-	-	315	-	1,980
Substandard	-	-	300	448	-	57	231	2	1,038
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,824	$5,245	$2,021	$1,140	$2,655	$480	$11,999	$2	$28,366
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$59	$30	$1,392	$13,387	$10,222	$27,496	$141	$-	$52,727
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$59	$30	$1,392	$13,387	$10,222	$27,496	$141	$-	$52,727
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$100,332	$167,511	$186,756	$452,972	$222,066	$499,156	$117,996	$1,993	$1,748,782
Special Mention	672	2,392	5,001	12,775	8,302	11,716	6,062	31	46,951
Substandard	495	762	2,140	27,192	6,037	17,003	1,390	2,279	57,298
Doubtful	-	-	-	-	-	-	111	9	120
Total	$101,499	$170,665	$193,897	$492,939	$236,405	$527,875	$125,559	$4,312	$1,853,151

Index
							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$52,122	$84,465	$360,989	$200,869	$114,839	$223,601	$28,178	$1,786	$1,066,849
Special Mention	-	810	3,495	1,874	1,372	8,501	1,674	-	17,726
Substandard	85	1,057	19,884	2,843	629	11,785	176	401	36,860
Doubtful	-	-	-	-	-	-	-	-	-
Total	$52,207	$86,332	$384,368	$205,586	$116,840	$243,887	$30,028	$2,187	$1,121,435
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$32,199	$22,372	$46,644	$26,132	$29,770	$126,876	$14,351	$115	$298,459
Special Mention	2,930	3,138	7,109	-	-	5,315	2,248	-	20,740
Substandard	708	140	2,179	1,250	-	3,604	529	113	8,523
Doubtful	-	-	-	-	-	-	-	-	-
Total	$35,837	$25,650	$55,932	$27,382	$29,770	$135,795	$17,128	$228	$327,722
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$48,026	$56,916	$34,995	$-	$-	$-	$1,355	$-	$141,292
Special Mention	-	-	19,391	2,950	-	-	-	-	22,341
Substandard	-	-	410	283	-	-	-	-	693
Doubtful	-	-	-	-	-	-	-	-	-
Total	$48,026	$56,916	$54,796	$3,233	$-	$-	$1,355	$-	$164,326
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$33,211	$22,808	$6,773	$7,542	$2,150	$3,464	$44,871	$75	$120,894
Special Mention	20	-	1,798	178	62	56	4,888	32	7,034
Substandard	213	-	195	-	234	641	422	1,661	3,366
Doubtful	-	-	-	-	-	-	-	16	16
Total	$33,444	$22,808	$8,766	$7,720	$2,446	$4,161	$50,181	$1,784	$131,310
Current period gross charge-offs	$-	$-	$59	$-	$-	$-	$2,502	$-	$2,561

Other agricultural loans
Risk Rating
Pass	$4,576	$2,008	$888	$3,870	$407	$220	$14,812	$-	$26,781
Special Mention	1,341	-	-	-	-	400	67	-	1,808
Substandard	-	354	455	9	-	113	131	11	1,073
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,917	$2,362	$1,343	$3,879	$407	$733	$15,010	$11	$29,662
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$-	$1,442	$13,460	$10,522	$5,319	$23,439	$-	$-	$54,182
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$1,442	$13,460	$10,522	$5,319	$23,439	$-	$-	$54,182
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$170,134	$190,011	$463,749	$248,935	$152,485	$377,600	$103,567	$1,976	$1,708,457
Special Mention	4,291	3,948	31,793	5,002	1,434	14,272	8,877	32	69,649
Substandard	1,006	1,551	23,123	4,385	863	16,143	1,258	2,186	50,515
Doubtful	-	-	-	-	-	-	-	16	16
Total	$175,431	$195,510	$518,665	$258,322	$154,782	$408,015	$113,702	$4,210	$1,828,637

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following tables present the recorded investment in those loan classes based on payment activity, by origination year, as of June 30, 2025 and December 31, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$3,581	$11,942	$24,191	$84,870	$43,625	$119,017	$-	$-	$287,226
Nonperforming	-	-	-	1,240	725	1,658	-	-	3,623
Total	$3,581	$11,942	$24,191	$86,110	$44,350	$120,675	$-	$-	$290,849
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity
Payment Performance
Performing	$2,076	$2,969	$2,849	$2,144	$1,268	$8,123	$31,000	$325	$50,754
Nonperforming	-	-	-	-	-	68	-	-	68
Total	$2,076	$2,969	$2,849	$2,144	$1,268	$8,191	$31,000	$325	$50,822
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,072	$1,342	$616	$436	$446	$2,720	$39,504	$1	$46,137
Nonperforming	-	-	2	1	11	782	-	-	796
Total	$1,072	$1,342	$618	$437	$457	$3,502	$39,504	$1	$46,933
Current period gross charge-offs	$-	$-	$7	$-	$-	$273	$17	$-	$297

Total
Payment Performance
Performing	$6,729	$16,253	$27,656	$87,450	$45,339	$129,861	$70,504	$326	$384,118
Nonperforming	-	-	2	1,241	736	2,507	-	-	4,486
Total	$6,729	$16,253	$27,658	$88,691	$46,075	$132,368	$70,504	$326	$388,604

Index
							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$11,487	$23,870	$88,581	$45,731	$27,537	$101,823	$-	$-	$299,029
Nonperforming	-	-	382	751	463	1,110	-	-	2,706
Total	$11,487	$23,870	$88,963	$46,482	$28,000	$102,933	$-	$-	$301,735
Current period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$-	$5

Home equity
Payment Performance
Performing	$2,987	$3,456	$2,418	$1,454	$1,525	$7,937	$29,302	$419	$49,498
Nonperforming	-	-	-	-	83	82	-	-	165
Total	$2,987	$3,456	$2,418	$1,454	$1,608	$8,019	$29,302	$419	$49,663
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$2,076	$880	$589	$543	$317	$2,520	$125,272	$1	$132,198
Nonperforming	-	7	-	-	6	996	-	-	1,009
Total	$2,076	$887	$589	$543	$323	$3,516	$125,272	$1	$133,207
Current period gross charge-offs	$-	$13	$27	$-	$-	$38	$29	$-	$107

Total
Payment Performance
Performing	$16,550	$28,206	$91,588	$47,728	$29,379	$112,280	$154,574	$420	$480,725
Nonperforming	-	7	382	751	552	2,188	-	-	3,880
Total	$16,550	$28,213	$91,970	$48,479	$29,931	$114,468	$154,574	$420	$484,605
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of June 30, 2025 and December 31, 2024 (in thousands):

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables
Real estate loans:
Mortgages	$683	$2,232	$1,840	$4,755	$286,094	$290,849
Home Equity	130	110	45	285	50,537	50,822
Commercial	888	14,918	9,144	24,950	1,126,635	1,151,585
Agricultural	965	74	1,919	2,958	329,037	331,995
Construction	-	-	283	283	138,024	138,307
Consumer	242	307	796	1,345	45,588	46,933
Other commercial loans	-	327	2,025	2,352	147,819	150,171
Other agricultural loans	312	-	403	715	27,651	28,366
State and political subdivision loans	-	-	-	-	52,727	52,727
Total	$3,220	$17,968	$16,455	$37,643	$2,204,112	$2,241,755

Loans considered non-accrual	$2,167	$467	$16,108	$18,742	$5,853	$24,595
Loans still accruing	1,053	17,501	347	18,901	2,198,259	2,217,160
Total	$3,220	$17,968	$16,455	$37,643	$2,204,112	$2,241,755

Index
December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables
Real estate loans:
Mortgages	$1,464	$227	$1,605	$3,296	$298,439	$301,735
Home Equity	138	170	148	456	49,207	49,663
Commercial	2,782	1,360	6,528	10,670	1,110,765	1,121,435
Agricultural	1,569	140	1,845	3,554	324,168	327,722
Construction	1,119	-	283	1,402	162,924	164,326
Consumer	292	20	1,009	1,321	131,886	133,207
Other commercial loans	478	282	2,336	3,096	128,214	131,310
Other agricultural loans	403	-	-	403	29,259	29,662
State and political subdivision loans	-	-	-	-	54,182	54,182
Total	$8,245	$2,199	$13,754	$24,198	$2,289,044	$2,313,242
Loans considered non-accrual	$2,428	$-	$13,478	$15,906	$9,795	$25,701
Loans still accruing	5,817	2,199	276	8,292	2,279,249	2,287,541
Total	$8,245	$2,199	$13,754	$24,198	$2,289,044	$2,313,242

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

The following table shows the amortized cost basis by class of loans receivable, information regarding nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 (dollars in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended June 30, 2025
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$109	0.04%
Total	1	$109

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	$1,059	0.09%
Total	3	$1,059

Index
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Six months ended June 30, 2025
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$109	0.04%
Total	1	$109

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	$1,059	0.09%
Other commercial loans	1	185	0.12%
Total	4	$1,244

The following table shows, by class of loans receivable, information regarding the financial effect on nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025:

Three months ended June 30, 2025
Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 5 years with a 30 year amortization
Total	1

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	Extended the loan maturity 5 years with a 30 year amortization
Total	3

Six months ended June 30, 2025
Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 5 years with a 30 year amortization
Total	1

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	Extended the loan maturity 5 years with a 30 year amortization
Other commercial loans	1	Extended the loan maturity 10 years as termed out or line of credit
Total	4

There were no accrual or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults after the modification date for the three and six months ended June 30, 2025.

Index
The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at June 30, 2025 (in thousands):

	June 30, 2025
		30-89 Days	90 Days
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Real estate loans:
Mortgages	$109	$-	$-	$109
Commercial	1,059	-	-	1,059
Other commercial loans	185	-	-	185
Total	$1,353	$-	$-	$1,353

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2025 and December 31, 2024, included within other assets are $2,434,000 and $2,635,000, respectively, of foreclosed assets. As of June 30, 2025, included within the foreclosed assets are $76,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu of foreclosure transaction prior to the period end. As of June 30, 2025, the Company had initiated formal foreclosure proceedings on $767,000 of residential mortgage loans, the collateral properties of which have not yet been transferred into foreclosed assets.
Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,482	$(1,829)	$653	$2,478	$(1,717)	$761
Core deposit intangibles	4,713	(2,836)	1,877	4,713	(2,582)	2,131
Total amortized intangible assets	$7,195	$(4,665)	$2,530	$7,191	$(4,299)	$2,892
Unamortized intangible assets:
Goodwill	$85,758			$85,758

(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). The Company based its projections of amortization expense shown below on existing asset balances at June 30, 2025. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended June 30, 2025 (actual)	$64	$127	$191
Six months ended June 30, 2025 (actual)	134	254	388
Three months ended June 30, 2024 (actual)	74	147	221
Six months ended June 30, 2024 (actual)	154	296	450
Estimate for year ending December 31,
Remaining 2025	119	225	344
2026	198	395	593
2027	143	339	482
2028	96	284	380
2029	59	230	289
Thereafter	38	404	442
Total	$653	$1,877	$2,530

Index
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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	Affected line item on the Consolidated Statement of Income
Service cost	$54	$84	$137	$165	Salary and Employee Benefits
Interest cost	113	106	226	211	Other Expenses
Expected return on plan assets	(196)	(195)	(397)	(395)	Other Expenses
Net amortization and deferral	-	14	-	16	Other Expenses
Net periodic benefit cost	$(29)	$9	$(34)	$(3)

The Bank does not expect to contribute to the Pension Plan during 2025.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of June 30, 2025, 101,106 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

Index
The following table details the vesting, awarding and forfeiting of restricted stock during the three and six months ended June 30, 2025:

	Three months		Six months
	Unvested Shares	Weighted Average Market Price	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	10,781	$53.73	10,927	$53.81
Granted	3,106	56.82	3,106	56.82
Forfeited	-	-	(119)	(59.37)
Vested	(4,344)	(55.51)	(4,371)	(55.55)
Outstanding, end of period	9,543	$53.92	9,543	$53.92

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $147,000 and $122,000 for the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, compensation expense totaled $74,000 and $57,000, respectively. At June 30, 2025, the total compensation cost related to nonvested awards that had not yet been recognized was $515,000, which is expected to be recognized over the next three years.

Note 8 – Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
	Three months ended June 30, 2025
Balance as of March 31, 2025	$(22,663)	$(304)	$2,728	$(20,239)
Other comprehensive (loss) income before reclassifications (net of tax)	(448)	-	55	(393)
Amounts reclassified from accumulated other comprehensive loss (net of tax)	-	-	(394)	(394)
Net current period other comprehensive loss	(448)	-	(339)	(787)
Balance as of June 30, 2025	$(23,111)	$(304)	$2,389	$(21,026)

	Six months ended June 30, 2025
Balance as of December 31, 2024	$(26,564)	$(304)	$3,347	$(23,521)
Other comprehensive income (loss) before reclassifications (net of tax)	3,453	-	(140)	3,313
Amounts reclassified from accumulated other comprehensive loss (net of tax)	-	-	(818)	(818)
Net current period other comprehensive income (loss)	3,453	-	(958)	2,495
Balance as of June 30, 2025	$(23,111)	$(304)	$2,389	$(21,026)

	Three months ended June 30, 2024
Balance as of March 31, 2024	$(30,069)	$(970)	$4,419	$(26,620)
Other comprehensive income before reclassifications (net of tax)	911	-	263	1,174
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	11	(497)	(486)
Net current period other comprehensive income (loss)	911	11	(234)	688
Balance as of June 30, 2024	$(29,158)	$(959)	$4,185	$(25,932)

Index
	Six months ended June 30, 2024
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2023	$(28,238)	$(972)	$4,299	$(24,911)
Other comprehensive (loss) income before reclassifications (net of tax)	(920)	-	887	(33)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	13	(1,001)	(988)
Net current period other comprehensive (loss) income	(920)	13	(114)	(1,021)
Balance as of June 30, 2024	$(29,158)	$(959)	$4,185	$(25,932)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended June 30,
	2025	2024
Unrealized gains and losses on available for sale securities
	$-	$-	Available for sale securities gains, net
	-	-	Provision for income taxes
	$-	$-	Net of tax
Defined benefit pension items
	$-	$(14)	Other expenses
	-	3	Provision for income taxes
	$-	$(11)	Net of tax
Unrealized gain (loss) on interest rate swap	$498	$630	Interest expense
	(104)	(133)	Provision for income taxes
	$394	$497	Net of tax

Total reclassifications	$394	$486

Index
Six Months Ended June 30,
	2025	2024
Unrealized gains and losses on available for sale securities
	$-	$-	Available for sale securities gains, net
	-	-	Provision for income taxes
	$-	$-	Net of tax
Defined benefit pension items
	$-	$(16)	Other expenses
	-	3	Provision for income taxes
	$-	$(13)	Net of tax
Unrealized gain (loss) on interest rate swap	$1,035	$1,268	Interest expense
	(217)	(267)	Provision for income taxes
	$818	$1,001	Net of tax

Total reclassifications	$818	$988

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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2025 and December 31, 2024 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2025	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Equity securities	$1,768	$-	$-	$1,768
Available for sale securities:
U.S. Agency securities	-	54,659	-	54,659
U.S. Treasury securities	101,739	-	-	101,739
Obligations of state and political subdivisions	-	93,693	-	93,693
Corporate obligations	-	10,908	-	10,908
Mortgage-backed securities in government sponsored entities	-	170,650	-	170,650
Loans held for sale	-	15,529	-	15,529
Derivative instruments – assets	-	7,724	548	8,272
Derivative instruments - liabilities	-	(4,701)	-	(4,701)

December 31, 2024	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Equity securities	$1,747	$-	$-	$1,747
Available for sale securities:
U.S. Agency securities	-	53,487	-	53,487
U.S. Treasuries securities	120,502	-	-	120,502
Obligations of state and political subdivisions	-	94,902	-	94,902
Corporate obligations	-	10,438	-	10,438
Mortgage-backed securities in government sponsored entities	-	146,583	-	146,583
Loans held for sale	-	9,607	-	9,607
Derivative instruments – assets	-	10,053	317	10,370
Derivative instruments - liabilities	-	(5,817)	-	(5,817)

Index
The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2025 and 2024 (in thousands):

For the three months ended June 30, 2025
IRLC- Asset
Balance: March 31, 2025	$472
Total unrealized losses:
Included in other comprehensive loss	-
Total gains included in earnings and held at reporting date	76
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2025	$548
Change in unrealized gains for the period included in earnings for assets held as of June 30, 2025	76
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2024	-

For the six months ended June 30, 2025
IRLC- Asset
Balance: December 31, 2024	$317
Total unrealized losses:
Included in other comprehensive loss	-
Total gains included in earnings and held at reporting date	231
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2025	$548
Change in unrealized gains for the period included in earnings for assets held as of June 30, 2025	231
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2024	-

For the three months ended June 30, 2024
IRLC- Asset
Balance: March 31, 2024	$566
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(72)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2024	$494
Change in unrealized (losses) for the period included in earnings for assets held as of June 30, 2024	(72)
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2023	-

For the six months ended June 30, 2024
IRLC- Asset
Balance: December 31, 2023	$324
Total unrealized losses:
Included in other comprehensive loss	-
Total gains included in earnings and held at reporting date	170
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2024	$494
Change in unrealized gains for the period included in earnings for assets held as of June 30, 2024	170
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2023	-

At June 30, 2025 and December 31, 2024, the Company had classified as Level 3 $548,000 and $317,000, respectively, of net derivative assets and liabilities related to IRLC. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 71.98% to 96.29% at June 30, 2025.

Index
Significant unobservable inputs for assets measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2025	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$548	Discounted cash flows	Pull-through rates	71.98%-96.29%	83.88%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2024	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$317	Discounted cash flows	Pull-through rates	76.35%-100.00%	89.65%

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024 are included in the table below (in thousands):

June 30, 2025	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$2,155	$2,155
Other real estate owned	-	-	2,434	2,434

December 31, 2024	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$3,579	$3,579
Other real estate owned	-	-	2,486	2,486

•
Collateral-Dependent Loans (in accordance with ASC 326) - The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less estimated cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $187,000 and $253,000 at June 30, 2025 and December 31, 2024, respectively.

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

Quantitative Information about Level III Fair Value Measurements
June 30, 2025	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	$2,155	Appraised Collateral Values	Discount for time since appraisal	0-100%	31.52%
			Selling costs	0%-10%	8.67%
			Holding period	0 - 12 months	10.88 months

Other real estate owned	2,434	Appraised Collateral Values	Discount for time since appraisal	20-31.8%	31.52%

December 31, 2024	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	3,579	Appraised Collateral Values	Discount for time since appraisal	0-100%	36.67%
			Selling costs	4%-12%	7.05%
			Holding period	1 - 12 months	11.04 months

Other real estate owned	2,486	Appraised Collateral Values	Discount for time since appraisal	20-32%	31.32%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

June 30, 2025	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,774	$-	$-	$3,774
Net loans	2,219,646	2,163,927	-	-	2,163,927

Financial liabilities:
Deposits	2,292,662	2,289,738	1,828,008	-	461,730
Borrowed funds	313,219	307,441	-	-	295,081

December 31, 2024	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,820	$-	$-	$3,820
Net loans	2,291,543	2,209,083	-	-	2,209,083

Financial liabilities:
Deposits	2,382,028	2,377,438	1,842,223	-	535,215
Borrowed funds	297,721	284,952	-	-	284,952

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

Index
The measure of segment assets is reported on the balance sheet as total consolidated assets. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements (in thousands):

	Community Banking
	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Total Interest and Dividend Income	$38,749	$37,902	$77,763	$75,835
Total non-interest income	3,665	3,336	7,092	8,307
Total Consolidated Revenues	42,414	41,238	84,855	84,142
Less:
Interest Expense	15,101	16,602	31,113	33,577
Segment net interest income and non-interest income	27,313	24,636	53,742	50,565
Less:
Provision for credit losses	750	2,002	1,375	2,787
Salaries and employee benefits	9,976	9,617	20,265	19,907
Occupancy	1,182	1,266	2,538	2,590
Other segment expenses	4,989	5,363	9,772	10,392
Income Taxes	1,953	1,113	3,708	2,590
Segment net income/consolidated net income	$8,463	$5,275	$16,084	$12,299

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

Index
In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The Company is currently evaluating the impact of this new guidance on its financial statements

In January 2025, the FASB issued ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122.  This ASU was issued pursuant to SEC Staff Accounting Bulletin No. 122, which rescinds the interpretive guidance included in Section FF of Topic 5 in the Staff Accounting Bulletin series entitled Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users. This ASU has no impact on non-public business entities and is effective for fiscal years beginning after December 15, 2024.  This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (VIE). The reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition in which the legal acquirer is identified as the acquiree for accounting purposes.  ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted.  The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date.  This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which clarifies the accounting for share-based consideration payable to a customer under ASC 718 and ASC 606. The amendments refine key aspects of the guidance, including the definition of “performance condition” as well as the measurement requirements and the treatment of forfeitures.  The amendments will be effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted for financial statements that have not yet been issued. The Company is currently evaluating the impact of this new guidance on its financial statements.

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

•
The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products as a result of weather, government regulations, international trade agreements and tariffs and consumer tastes, which could negatively impact certain of our customers.

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

Introduction

The following is management’s discussion and analysis of the Company’s consolidated financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I and the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results you may expect for the full year.

The Company engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Lycoming, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. With the HVBC acquisition, we expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branches, four mortgage centers and one business banking facility. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 48 banking facilities, 38 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square, Warrington, Williamsport, Plumsteadville, Philadelphia, two branches near the city of Lebanon and two branches in Huntington Valley. The Company has limited branch offices located in Winfield, Pennsylvania and Georgetown, Delaware. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. The mortgage centers acquired as part of the acquisition are located in Montgomeryville, PA, Huntington Valley, PA, Philadelphia, PA and Mount Laurel, NJ. The business banking facility is located in Philadelphia, PA. In the fourth quarter of 2023, we opened a branch in Williamsport, Pennsylvania. During 2024, the Montgomeryville, PA mortgage office was closed and the Georgetown office was opened.

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

Competition

The banking industry in the Bank’s service areas continue to be extremely competitive for loans and deposits, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities. Competition in our north central Pennsylvania market has increased as a result of other financial institutions expanding or looking to expand into new markets. With larger population centers in our central, south central and south east Pennsylvania markets, as well as in our Delaware market, we experience more competition to gather deposits and to make loans. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans, deposits and other financial services. Fintech and blockchain entities offering crypto services are also increasing competition for the Company’s financial services. The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of June 30, 2025 and December 31, 2024, the Trust Department had $188.8 million and $180.7 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such assets are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $395.9 million at December 31, 2024 to $419.9 million at June 30, 2025. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central, south central and south eastern Pennsylvania markets.

Index
Results of Operations

Overview of the Income Statement

The Company had net income of $16,084,000 for the first six months of 2025 compared to $12,299,000 for last year’s comparable period, an increase of $3,785,000, or 30.8%, primarily due to an increase in net interest income after the provision for credit losses of $5,804,000. Basic earnings per share for the first six months of 2025 was $3.35, compared to $2.56 for last year’s comparable period, representing a 30.9% increase.  Annualized return on assets and return on equity for the six months of 2025 were 1.07% and 10.44%, respectively, compared with 0.83% and 8.67% for last year’s comparable period.

Net income for the three months ended June 30, 2025 was $8,463,000 compared to net income of $5,275,000 in the comparable 2024 period, an increase of $3,188,000. Basic earnings per share for the three months ended June 30, 2025 were $1.76, compared to $1.10 for last year’s comparable period, representing a 60.0% increase due to the decrease in the provision for credit losses of $1,252,000 and organic growth in net interest income of $2,348,000. Annualized return on assets and return on equity for the quarter ended June 30, 2025 was 1.13% and 10.88%, respectively, compared with 0.72% and 7.40% for the same 2024 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first six months of 2025 was $46,650,000, an increase of $4,392,000, or 10.4%, compared to the same period in 2024.  For the first six months of 2025 the provision for credit losses was $1,375,000. The provision for the first six months of 2024 was $2,787,000. Consequently, net interest income after the provision for credit losses was $45,275,000 in the first six months of 2025 compared to $39,471,000 during the first six months of 2024.

For the three months ended June 30, 2025, net interest income was $23,648,000 compared to $21,300,000, an increase of $2,348,000, or 11.0%, over the comparable period in 2024. The provision for credit losses in the second quarter of 2025 was $750,000 compared to $2,002,000 in 2024. Consequently, net interest income after the provision for credit losses was $22,898,000 for the quarter ended June 30, 2025 compared to $19,298,000 in 2024.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and six months ended June 30, 2025 and 2024 on a tax equivalent basis (dollars in thousands):

Index
	Analysis of Average Balances and Interest Rates
	Six Months Ended
	June 30, 2025			June 30, 2024
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	24,052	216	1.81	30,119	445	2.97
Total short-term investments	24,052	216	1.81	30,119	445	2.97
Interest bearing time deposits at banks	3,820	59	3.11	3,937	60	3.06
Investment securities:
Taxable	381,886	5,574	2.92	359,142	4,078	2.27
Tax-exempt (3)	102,854	1,431	2.78	106,438	1,332	2.50
Total investment securities	484,740	7,005	2.89	465,580	5,410	2.32
Loans (2)(3)(4):
Residential mortgage loans	349,226	10,312	5.95	358,472	10,291	5.77
Construction	164,252	5,888	7.23	187,001	6,858	7.38
Commercial Loans	1,262,225	39,383	6.29	1,243,546	39,674	6.42
Agricultural Loans	357,561	9,696	5.47	345,287	8,887	5.18
Loans to state & political subdivisions	53,389	1,034	3.91	56,469	1,106	3.94
Other loans	130,147	4,674	7.24	89,472	3,599	8.09
Loans, net of discount	2,316,800	70,987	6.18	2,280,247	70,415	6.21
Total interest-earning assets	2,829,412	78,267	5.58	2,779,883	76,330	5.52
Cash and due from banks	9,643			9,511
Bank premises and equipment	21,691			21,171
Other assets	177,531			181,792
Total non-interest earning assets	208,865			212,474
Total assets	3,038,277			2,992,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Business Interest Checking	17,995	85	0.95	-	-	-
NOW accounts	723,673	7,796	2.17	783,055	9,999	2.57
Savings accounts	290,576	677	0.47	300,704	778	0.52
Money market accounts	432,891	6,206	2.89	381,209	5,765	3.04
Certificates of deposit	481,272	8,979	3.76	439,995	8,434	3.86
Total interest-bearing deposits	1,946,407	23,743	2.46	1,904,963	24,976	2.64
Other borrowed funds	337,737	7,370	4.40	350,354	8,601	4.94
Total interest-bearing liabilities	2,284,144	31,113	2.75	2,255,317	33,577	2.99
Demand deposits	381,048			376,632
Other liabilities	42,426			49,266
Total non-interest-bearing liabilities	423,474			425,898
Stockholders’ equity	330,659			311,142
Total liabilities & stockholders’ equity	3,038,277			2,992,357
Net interest income		47,154			42,753
Net interest spread (5)			2.83%			2.53%
Net interest income as a percentage of average interest-earning assets			3.36%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities			124%			123%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
	Analysis of Average Balances and Interest Rates
	Three Months Ended
	June 30, 2025			June 30, 2024
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	17,879	102	2.31	18,353	232	5.11
Total short-term investments	17,879	102	2.31	18,353	232	5.11
Interest bearing time deposits at banks	3,820	30	3.18	3,820	30	3.16
Investment securities:
Taxable	381,141	2,806	2.95	355,321	2,053	2.31
Tax-exempt (3)	102,694	739	2.88	105,379	658	2.50
Total investment securities	483,835	3,545	2.93	460,700	2,711	2.35
Loans (2)(3)(4):
Residential mortgage loans	347,408	5,212	6.08	358,448	5,232	5.87
Construction	165,056	2,967	7.29	184,103	3,367	7.36
Commercial Loans	1,269,944	19,956	6.37	1,251,484	20,154	6.48
Agricultural Loans	358,245	4,970	5.63	346,107	4,482	5.21
Loans to state & political subdivisions	53,051	517	3.95	56,290	556	3.97
Other loans	95,901	1,706	7.21	68,805	1,383	8.08
Loans, net of discount	2,289,605	35,328	6.26	2,265,237	35,174	6.25
Total interest-earning assets	2,795,139	39,005	5.66	2,748,110	38,147	5.58
Cash and due from banks	9,665			9,199
Bank premises and equipment	21,836			21,053
Other assets	184,184			195,528
Total non-interest earning assets	215,685			225,780
Total assets	3,010,824			2,973,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Business Interest Checking	18,345	45	0.99	-	-	-
NOW accounts	707,715	3,742	2.14	766,142	4,776	2.51
Savings accounts	288,198	329	0.46	299,318	391	0.53
Money market accounts	447,711	3,181	2.88	381,377	2,972	3.13
Certificates of deposit	454,893	4,152	3.70	457,570	4,516	3.97
Total interest-bearing deposits	1,916,862	11,449	2.42	1,904,407	12,655	2.67
Other borrowed funds	329,154	3,652	4.50	324,736	3,947	4.89
Total interest-bearing liabilities	2,246,016	15,101	2.73	2,229,143	16,602	3.00
Demand deposits	390,102			382,312
Other liabilities	41,369			49,051
Total non-interest-bearing liabilities	431,471			431,363
Stockholders’ equity	333,337			313,384
Total liabilities & stockholders’ equity	3,010,824			2,973,890
Net interest income		23,904			21,545
Net interest spread (5)			2.93%			2.58%
Net interest income as a percentage of average interest-earning assets			3.47%			3.15%
Ratio of interest-earning assets to interest-bearing liabilities			124%			123%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Tax exempt revenue is shown on a tax-equivalent basis (non-GAAP) for proper comparison using a federal statutory income tax rate of 21% for the three and six months ended June 30, 2025 and 2024.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended June 30, 2025 and 2024 (in thousands):

Index
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2025	2024	2025	2024
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$3,522	$2,835	$6,980	$5,635
Tax equivalent adjustment	155	138	300	280
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$3,677	$2,973	$7,280	$5,915

Interest and fees on loans (non-tax adjusted)	$35,227	$35,067	$70,783	$70,200
Tax equivalent adjustment	101	107	204	215
Interest and fees on loans (tax equivalent basis)	$35,328	$35,174	$70,987	$70,415

Total interest income	$38,749	$37,902	$77,763	$75,835
Total interest expense	15,101	16,602	31,113	33,577
Net interest income	23,648	21,300	46,650	42,258
Total tax equivalent adjustment	256	245	504	495
Net interest income (tax equivalent basis)	$23,904	$21,545	$47,154	$42,753

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2025 vs 2024 (1)			Six months ended June 30, 2025 vs 2024 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(7)	$(123)	$(130)	$(79)	$(150)	$(229)
Interest bearing time deposits at banks	-	-	-	(2)	1	(1)
Investment securities:
Taxable	158	595	753	271	1,225	1,496
Tax-exempt	(16)	97	81	(43)	142	99
Total investments	142	692	834	228	1,367	1,595
Loans:
Residential mortgage loans	(170)	150	(20)	(254)	275	21
Construction	(370)	(30)	(400)	(837)	(133)	(970)
Commercial Loans	180	(378)	(198)	524	(815)	(291)
Agricultural Loans	122	366	488	297	512	809
Loans to state & political subdivisions	(36)	(3)	(39)	(63)	(9)	(72)
Other loans	449	(126)	323	1,400	(325)	1,075
Total loans, net of discount	175	(21)	154	1,067	(495)	572
Total Interest Income	310	548	858	1,214	723	1,937
Interest Expense:
Interest-bearing deposits:
Business Interest Checking	-	45	45	-	85	85
NOW accounts	(383)	(651)	(1,034)	(745)	(1,458)	(2,203)
Savings accounts	(17)	(45)	(62)	(27)	(74)	(101)
Money Market accounts	411	(202)	209	703	(262)	441
Certificates of deposit	(63)	(301)	(364)	741	(196)	545
Total interest-bearing deposits	(52)	(1,154)	(1,206)	672	(1,905)	(1,233)
Other borrowed funds	20	(315)	(295)	(325)	(906)	(1,231)
Total interest expense	(32)	(1,469)	(1,501)	347	(2,811)	(2,464)
Net interest income	$342	$2,017	$2,359	$867	$3,534	$4,401

(1)
The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $42,753,000 for the six month period ended June 30, 2024 to $47,154,000 for the six month period ended June 30, 2025, an increase of $4,401,000. This increase was a result of an increase of $867,000 due to a change in volume as average interest-bearing assets increased $49.5 million due to organic growth primarily in our Delaware market. As a result of the lower market interest rates, the yield on average interest earning liabilities decreased 24 basis points from 2.99% to 2.75% resulting in a decrease in interest expense of $2,811,000. The tax equivalent net interest margin increased from 3.09% for the first six months of 2024 to 3.36% for the comparable period in 2025. The increase was primarily caused by the decrease in the cost of interest-bearing liabilities due to lower market interest rates in 2025 compared to 2024.

Index
Total tax equivalent interest income for the 2025 six month period increased $1,937,000 as compared to the 2024 six month period. This increase was a result of an increase of $1,214,000 due to a change in volume as average interest-bearing assets increased $49.5 million. The yield on interest earning assets increased from 5.52% to 5.58% resulting in an increase in interest income of $723,000.

Tax equivalent investment income for the six months ended June 30, 2025 increased $1,595,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 57 basis points to 2.89%.

•
The average balance of taxable securities increased $22.7 million, which resulted in an increase in investment income of $271,000. The yield on taxable securities increased 65 basis points from 2.27% to 2.92% as a result of lower yielding securities maturing and purchases made in a higher market rate environment. This resulted in an increase in investment income of $1,225,000.

•
The average balance of tax-exempt securities decreased $3.6 million, which resulted in a decrease in investment income of $43,000. The yield on taxable securities increased 28 basis points from 2.50% to 2.78%. This resulted in an increase in investment income of $142,000. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $572,000 for the six months ended June 30, 2025 compared to the same period last year, as a result of higher volume.

•
Interest income on residential mortgage loans increased $21,000. The change due to rate was a increase of $275,000 as the average yield on residential mortgages increased from 5.77% to 5.95%. The average balance of residential mortgage loans decreased $9.2 million. This resulted in a decrease of $254,000 on total interest income due to volume.

•
The average balance of construction loans decreased $22.7 million as a result of projects in our Delaware market and the southeast Pennsylvania market being completed and the related construction loans either transferring to other portfolios or being paid off. This resulted in a decrease of $837,000 on total interest income due to volume. The change due to rate was a decrease of $133,000 as the average yield on construction loans decreased from 7.38% to 7.23% as a result of a decrease in market interest rates in the last quarter of 2024 and the first half of 2025.

•
The average balance of commercial loans increased $18.7 million from a year ago. The growth was primarily attributable to completed construction projects converting to permanent financing. This had a positive impact of $524,000 on total interest income due to volume. The yield decreased 0.13% to 6.29% as a result of a decrease in market interest rates in the last quarter of 2024 and the first quarter of 2025, which decreased loan interest income $815,000.

•
Interest income on agricultural loans increased $809,000 from 2024 to 2025. The yield increased 29 basis points to 5.47% as a result of lower yielding loans maturing and repricing at higher rates, which increased loan interest income $512,000. The average balance of agricultural loans increased $12.3 million from a year ago, resulting in an increase in interest income of $297,000.

•
The average balance of other loans increased $40.7 million as a result of outstanding student loans. This resulted in an increase of $1,400,000 on total interest income due to volume. The average yield of other loans decreased 85 basis points to 7.24% as a result of a decrease in market interest rates in the last quarter of 2024 and the first half of 2025 resulting in a decrease in income of $325,000.

Index
Total interest expense decreased $2,464,000 for the six months ended June 30, 2025 compared with the comparative period last year as a result of a decrease in rate on interest-bearing liabilities. Interest expense increased $347,000 due to volume as a result of an increase in interest bearing liabilities of $28.8 million. The average rate paid on interest-bearing liabilities decreased from 2.99% to 2.75%. The decrease was driven by the Federal Reserve interest rate cuts in the second half of 2024, which caused interest expense to decrease $2,811,000.

•
The average balance of interest bearing deposits increased $41.4 million from June 30, 2024 to June 30, 2025. The increase was due to organic growth across all regions of the Company’s market areas. The effect of these volume changes was an increase in interest expense of $672,000. The average rate paid on interest bearing deposits was 2.46% for the first six months of 2025 and 2.64% for the comparable period in 2024. This resulted in a decrease in interest expense of $1,905,000. The decrease was due to the Federal Reserve decreasing interest rates during the second half of 2024.

•
The average balance of other borrowed funds decreased $12.6 million. This resulted in a decrease in interest expense of $325,000. There was a decrease in the average rate paid on other borrowed funds from 4.94% to 4.40% due to the interest rate decreases by the Federal Reserve in the second half of 2024 that decreased borrowings costs resulting in a decrease in interest expense of $906,000.

Tax equivalent net interest income for the three months ended June 30, 2025 was $23,904,000 which compares to $21,545,000 for the same period last year.  This represents an increase of $2,359,000, or 11.0% and was primarily caused by a decrease in the rate paid on interest-bearing liabilities due the rate cuts made by the Federal Reserve in the second half of 2024.

Total tax equivalent interest income was $39,005,000 for the three month period ended June 30, 2025, compared to $38,147,000 for the comparable period last year, an increase of $858,000. This increase was a result of an increase of $310,000 due to a change in volume as average interest-bearing assets increased $47.0 million due to organic growth. As a result of lower yielding investments and loans maturing and investment security purchases, the yield on average interest earning assets increased 8 basis points from 5.58% to 5.66% resulting in an increase in interest income of $548,000.

Tax equivalent investment income for the three months ended June 30, 2025 increased $834,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 58 basis points to 2.93%.

•
The average balance of taxable securities increased $25.8 million, which resulted in an increase in investment income of $158,000. The yield on taxable securities increased 64 basis points from 2.31% to 2.95% as a result of lower yielding securities maturing and purchases made in a higher market rate environment. This resulted in an increase in investment income of $595,000.

•
The average balance of tax-exempt securities decreased $2.7 million, which resulted in a decrease in investment income of $16,000. The yield on tax-exempt securities increased 38 basis points from 2.50% to 2.88%. This resulted in an increase in investment income of $97,000.

Total loan interest income increased $154,000 for the three months ended June 30, 2025 compared to the same period last year, as a result of higher volume.

•
Interest income on residential mortgage loans decreased $20,000. The change due to rate was an increase of $150,000 as the average yield on residential mortgages increased from 5.87% to 6.08%. The average balance of residential mortgage loans decreased $11.0 million. This resulted in a decrease of $170,000 on total interest income due to volume.

Index
•
The average balance of construction loans decreased $19.0 million as a result of projects in our Delaware and southeast Pennsylvania markets being completed and the related construction loans either transferring to other portfolios or being paid off. This resulted in a decrease of $370,000 on total interest income due to volume. The change due to rate was a decrease of $30,000 as the average yield on construction loans decreased from 7.36% to 7.29% as a result of a decrease in market interest rates in the last quarter of 2024 and the first half of 2025.

•
The average balance of commercial loans increased $18.5 million from a year ago. The growth was primarily attributable to construction loans being replaced with permanent financing. This had a positive impact of $180,000 on total interest income due to volume. The yield decreased 0.11% to 6.37% as a result of a decrease in market interest rates in the last quarter of 2024 and the first quarter of 2025, which decreased loan interest income $378,000.

•
Interest income on agricultural loans increased $488,000 from 2024 to 2025. The yield increased 42 basis points to 5.63% as a result of lower yielding loans maturing and repricing at a higher yield, which increased loan interest income $366,000. The average balance of agricultural loans increased $12.1 million from a year ago, resulting in an increase in interest income of $122,000.

•
The average balance of other loans increased $27.1 million as a result of outstanding student loans. This resulted in an increase of $449,000 on total interest income due to volume. The average yield of other loans decreased 87 basis points to 7.21% due to the lower market  rate environment in the first half of 2025, resulting in a decrease in income of $126,000.

Total interest expense decreased $1,501,000 for the three months ended June 30, 2025 compared with the comparative period last year as a result of a decrease in rate on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased from 3.00% to 2.73%. The decrease was driven by the Federal Reserve interest rate decreases in 2024, which caused interest expense to decrease $1,469,000.

•
The average balance of interest bearing deposits increased $12.5 million from June 30, 2024 to June 30, 2025. The increase was due to organic growth experienced in 2024 and 2025. The effect of these volume changes was a decrease in interest expense of $52,000 due to decreases in NOW accounts and certificates of deposits, which were offset by increases in money market accounts. The average rate paid on interest bearing deposits was 2.42% for the first  half of 2025 and 2.67% for the comparable period in 2024. This resulted in a decrease in interest expense of $1,154,000, driven by decreases in NOW accounts, money market accounts and certificates of deposits. The decreased rates were due to the Federal Reserve decreasing interest rates during the second half of 2024.

•
The average balance of other borrowed funds increased $4.4 million. This resulted in an increase in interest expense of $20,000. There was a decrease in the average rate paid on other borrowed funds from 4.89% to 4.50% due to the interest rate decreases by the Federal Reserve that decreased borrowings costs resulting in a decrease in interest expense of $315,000.

Provision for Credit Losses

For the six month period ended June 30, 2025, we recorded a provision for credit losses of $1,375,000, which represents a decrease of $1,412,000 from the $2,787,000 provision recorded in the corresponding six months of last year. The decrease in the provision in 2025 compared to 2024 was due to the amount of non-performing other commercial loans that were originated by HVBC that subsequent to the acquisition deteriorated in 2024. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

For the three months ended June 30, 2025, we recorded a provision for credit losses of $750,000, which represents a decrease of $1,252,000 from the $2,002,000 provision recorded in the corresponding three months of last year. The decrease in the provision in 2025 compared to 2024 was due to the same factors impacting the six month change.

Index
Non-interest Income

The following table shows the breakdown of non-interest income for the three and six  months ended June 30, 2025 and 2024 (dollars in thousands):

	Three months ended June 30,		Change
	2025	2024	Amount	%
Service charges	$1,303	$1,385	$(82)	(5.9)
Trust	183	201	(18)	(9.0)
Brokerage and insurance	627	563	64	11.4
Gains on loans sold	739	479	260	54.3
Equity security gains, net	33	(87)	120	(137.9)
Earnings on bank owned life insurance	355	328	27	8.2
Other	425	467	(42)	(9.0)
Total	$3,665	$3,336	$329	9.9

	Six months ended June 30,		Change
	2025	2024	Amount	%
Service charges	$2,594	$2,757	$(163)	(5.9)
Trust	407	445	(38)	(8.5)
Brokerage and insurance	1,310	1,228	82	6.7
Gains on loans sold	1,011	896	115	12.8
Equity security (losses) gains, net	22	(32)	54	(168.8)
Gain on sale of Braavo division	-	1,102	(1,102)	(100.0)
Earnings on bank owned life insurance	701	996	(295)	(29.6)
Other	1,047	915	132	14.4
Total	$7,092	$8,307	$(1,215)	(14.6)

Non-interest income for the six months ended June 30, 2025 totaled $7,092,000, a decrease of $1,215,000 when compared to the same period in 2024. For the three months ended June 30, 2025, non-interest income increased $329,000 to $3,665,000. During the first six months of 2025, net equity security gains amounted to $22,000 as a result of market gains associated with general banking stock gains compared with a $32,000 loss in the comparable 2024 period associated with market conditions for that period. There were no sales of available for sale securities  during the first six months of 2025 or 2024.

The increase in gains on loans sold for the three and six month periods ended June 30, 2025 compared to 2024 is attributable higher market prices on the loans sold in 2025 compared to 2024. The decrease in earnings on bank owned life insurance for the six month period is due to death benefits  received upon the passing of a former employee in 2024. During the first quarter of 2024, the Company completed the sale of certain assets acquired as part of the HVB acquisition, which included loans and accrued interest, and software, as well as transferring certain contracts, processes and employees of a division internally known as Braavo. The proceeds from the sale totaled approximately $7.2 million and generated a pre-tax gain of approximately $1.1 million.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

Index
	Three months ended June 30,		Change
	2025	2024	Amount	%
Salaries and employee benefits	$9,976	$9,617	$359	3.7
Occupancy	1,182	1,266	(84)	(6.6)
Furniture and equipment	318	295	23	7.8
Professional fees	525	698	(173)	(24.8)
FDIC insurance	495	509	(14)	(2.8)
Pennsylvania shares tax	305	330	(25)	(7.6)
Amortization of intangibles	127	147	(20)	(13.6)
Software expenses	453	494	(41)	(8.3)
ORE expenses	73	175	(102)	(58.3)
Other	2,693	2,715	(22)	(0.8)
Total	$16,147	$16,246	$(99)	(0.6)

	Six months ended June 30,		Change
	2025	2024	Amount	%
Salaries and employee benefits	$20,265	$19,907	$358	1.8
Occupancy	2,538	2,590	(52)	(2.0)
Furniture and equipment	583	531	52	9.8
Professional fees	1,042	1,401	(359)	(25.6)
FDIC insurance	945	1,034	(89)	(8.6)
Pennsylvania shares tax	624	640	(16)	(2.5)
Amortization of intangibles	254	296	(42)	(14.2)
Software expenses	885	1,008	(123)	(12.2)
ORE expenses	192	162	30	18.5
Other	5,247	5,320	(73)	(1.4)
Total	$32,575	$32,889	$(314)	(1.0)

Non-interest expenses decreased $314,000 for the six months ended June 30, 2025 compared to the same period in 2024. Salaries and employee benefits increased $358,000 or 1.8%. Full time equivalent employees (FTE) decreased 11.4 or 2.9% when comparing 2025 to 2024. This decrease in headcount helped to offset the increase in salary and benefit expense due to merit increases, increased profit sharing, vacation expenses, healthcare and other retirement expenses.

Professional fees decreased due to various legal matters in 2024, of which $201,000 was related to the sale of then Braavo division. The decrease in FDIC insurance is due to an increase in the Bank’s leverage ratio, which provided for a lower rate in determining the expense. The increase in ORE expenses was due to the sale of an OREO property in 2024 that generated a gain of $138,000.

For the three months ended June 30, 2025, non-interest expenses decreased $99,000 when compared to the same period in 2024. The changes in salaries and employee benefits, professional FDIC insurance and ORE expenses correspond to the changes for the six month period.

Provision for Income Taxes

The provision for income taxes was $3,708,000 for the six month period ended June 30, 2025 compared to $2,590,000 for the same period in 2024. The increase is primarily attributable to the increase in income before the provision for income taxes of $4,903,000 for the comparable periods due increase in net interest income after the provision for credit losses. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 18.7% and 17.4% for the first six months of 2025 and 2024, respectively, compared to the statutory rate of 21%.

For the three months ended June 30, 2025, the provision for income taxes was $1,953,000 compared to $1,113,000 for the same period in 2024. The increase is primarily attributable to the increase in income before the provision for income taxes of $4,028,000 for the comparable periods due to the increase in net interest income. Our effective tax rate was 18.8% and 17.4% for the three months ended June 30, 2025 and 2024, respectively.

Index
We are invested in seven limited partnerships that have established low-income housing projects in our market areas, with our most recent investments made in the second half of 2022. We are currently recognizing credits on three projects. The remaining four partnership credits are fully utilized as of December 31, 2023. We anticipate recognizing an aggregate of $7.4 million of tax credits over the next 11 years.

Financial Condition

Total assets were $2.97 billion at June 30, 2025, a decrease of $58.5 million from $3.03 billion at December 31, 2024, due primarily to a decrease in student loans. Cash and cash equivalents increased $7.3 million to $49.5 million. Available for sale securities increased $5.7 million. Total loans decreased $71.9 million, while loans held for sale increased $5.9 million. Total deposits decreased $89.4 million to $2.29 billion since year-end 2024, while borrowed funds increased $15.5 million to $313.2 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $49.5 million at June 30, 2025 compared to $42.2 million at December 31, 2024. The increase is due to an increase in the cash held at the Federal Reserve.  Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of June 30, 2025 and December 31, 2024 (dollars in thousands):
	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$54,659	12.6	$53,487	12.5
U. S. Treasury notes	101,739	23.5	120,502	28.2
Obligations of state & political subdivisions	93,693	21.6	94,902	22.2
Corporate obligations	10,908	2.5	10,438	2.4
Mortgage-backed securities in government sponsored entities	170,650	39.4	146,583	34.3
Equity securities	1,768	0.4	1,747	0.4
Total	$433,417	100.0	$427,659	100.0

	June 30, 2025/
	December 31, 2024
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$1,172	2.2
U. S. Treasury notes	(18,763)	(15.6)
Obligations of state & political subdivisions	(1,209)	(1.3)
Corporate obligations	470	4.5
Mortgage-backed securities in government sponsored entities	24,067	16.4
Equity securities	21	1.2
Total	$5,758	1.3

Index
Our investment portfolio increased by $5.8 million, or 1.3%, from December 31, 2024 to June 30, 2025. During 2025, we purchased $33.4 million of mortgage-backed securities in U.S government sponsored entities, $900,000 of state and political subdivision bonds and $1.0 million of corporate obligations. We experienced $11.4 million of principal repayments and $22.0 million of calls and maturities. As a result of decreases in market interest rates, the unrealized loss on available for sale investment portfolio decreased $4.4 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ended June 30, 2025 yielded 2.89%, compared to 2.32% in the comparable period in 2024, on a tax equivalent basis.

The investment strategy for 2025 has been to utilize cashflows from the investment portfolio to repurchase investments primarily in mortgage backed securities. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans Held for Sale

Loans held for sale increased $5.9 million to $15.5 million as of June 30, 2025 from December 31, 2024 due to the second quarter typically having more residential real sales than the fourth quarter.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30,		December 31,
	2025		2024
	Amount	%	Amount	%
Real estate:
Residential	$341,671	15.2	$351,398	15.2
Commercial	1,151,585	51.4	1,121,435	48.5
Agricultural	331,995	14.8	327,722	14.2
Construction	138,307	6.2	164,326	7.1
Consumer	46,933	2.1	133,207	5.8
Other commercial loans	150,171	6.7	131,310	5.7
Other agricultural loans	28,366	1.3	29,662	1.3
State & political subdivision loans	52,727	2.3	54,182	2.2
Total loans	2,241,755	100.0	2,313,242	100.0
Less allowance for credit losses	22,109		21,699
Net loans	$2,219,646		$2,291,543

Index
	June 30, 2025/
	December 31, 2024
	Change
	Amount	%
Real estate:
Residential	$(9,727)	(2.8)
Commercial	30,150	2.7
Agricultural	4,273	1.3
Construction	(26,019)	(15.8)
Consumer	(86,274)	(64.8)
Other commercial loans	18,861	14.4
Other agricultural loans	(1,296)	(4.4)
State & political subdivision loans	(1,455)	(2.7)
Total loans	$(71,487)	(3.1)

Lending efforts have historically been focused in north central Pennsylvania, the south central Pennsylvania counties of Lebanon, Schuylkill, Berks and Lancaster, the central Pennsylvania counties of Clinton and Centre, and southern New York. In Delaware, our activity is centered around the cities of Wilmington and Dover, Delaware. We have a limited service branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania and a loan production office in Georgetown, Delaware to also support our agricultural initiative. In June 2023, we completed the HVBC acquisition, which expanded our markets into south east Pennsylvania, including the counties of Montgomery, Bucks and Philadelphia. It also includes a Mortgage production office in Mount Laurel, New Jersey. In the fourth quarter of 2023, we opened an office in Williamsport, Pennsylvania, to further our efforts in central Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

Loan activity remained steady in the first half of 2025 with growth experienced across most markets even after some large pay-offs primarily in Delaware and our south east Pennsylvania market. The decrease in consumer loans is due to the seasonal nature of our student loan portfolio. This portfolio grows in the third and fourth quarter of a year as students begin their college year and the portfolio then decreases in the first two quarters of a year as we prepare for growth for the next school year.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of June 30, 2025, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 303.6% of consolidated risk based capital. Construction, land and land development loans represented 47.3% of consolidated risk based capital as of June 30, 2025. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios. The Company continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans. As of June 30, 2025, management believes that it has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Index
Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025
	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate	Amount	%	Amount	%	Amount	%
Residential Rental and Speculation	$5,868	0.51%	$182,112	15.81%	$187,980	16.32%
Multifamily Rental	-	0.00%	172,549	14.98%	172,549	14.98%
Student Housing	-	0.00%	49,887	4.33%	49,887	4.33%
Office	13,865	1.20%	67,426	5.86%	81,291	7.06%
Medical office	9,701	0.84%	7,689	0.67%	17,390	1.51%
Retail	43,033	3.74%	119,955	10.42%	162,988	14.15%
Self Storage	-	0.00%	11,472	1.00%	11,472	1.00%
Industrial/Flex/Warehouse	24,865	2.16%	59,915	5.20%	84,780	7.36%
Mixed Use	15,578	1.35%	83,302	7.23%	98,880	8.59%
Hotel/Motel	-	0.00%	96,523	8.38%	96,523	8.38%
Healthcare/Hospitals	6,956	0.60%	-	0.00%	6,956	0.60%
Schools/Higher Ed/Vocational	1,537	0.13%	7,252	0.63%	8,789	0.76%
Amusement/Entertainment	20,365	1.77%	4,697	0.41%	25,062	2.18%
Specialty	32,487	2.82%	23,082	2.00%	55,569	4.83%
Land	2,615	0.23%	59,725	5.19%	62,340	5.41%
Senior Living	-	0.00%	6,666	0.58%	6,666	0.58%
Food and beverage	15,232	1.32%	1,051	0.09%	16,283	1.41%
Other	2,698	0.23%	3,482	0.30%	6,180	0.54%
Total	$194,800	16.92%	$956,785	83.08%	$1,151,585	100.00%

Index
	December 31, 2024
	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate:	Amount	%	Amount	%	Amount	%
Residential Rental	$6,717	0.60%	$177,003	15.78%	$183,720	16.38%
Multifamily Rental	522	0.05%	175,314	15.63%	175,836	15.68%
Student Housing	-	0.00%	47,346	4.22%	47,346	4.22%
Office	11,280	1.01%	57,767	5.15%	69,047	6.16%
Medical office	10,549	0.94%	7,664	0.68%	18,213	1.62%
Retail	57,365	5.12%	114,620	10.22%	171,985	15.34%
Self Storage	1,921	0.17%	9,769	0.87%	11,690	1.04%
Industrial/Flex/Warehouse	24,387	2.17%	65,232	5.82%	89,619	7.99%
Mixed Use	21,051	1.88%	69,783	6.22%	90,834	8.10%
Hotel/Motel	43,178	3.85%	62,941	5.61%	106,119	9.46%
Healthcare/Hospitals	7,162	0.64%	-	0.00%	7,162	0.64%
Schools/Higher Ed/Vocational	934	0.08%	8,020	0.72%	8,954	0.80%
Amusement/Entertainment	16,896	1.51%	5,067	0.45%	21,963	1.96%
Specialty	26,545	2.37%	23,427	2.09%	49,972	4.46%
Land	2,800	0.25%	49,111	4.38%	51,911	4.63%
Senior Living	-	0.00%	5,978	0.53%	5,978	0.53%
Other	1,865	0.17%	9,221	0.82%	11,086	0.99%
Total	$233,172	20.79%	$888,263	79.21%	$1,121,435	100.00%

The following table provides a breakdown of our construction loan portfolio by collateral type as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025		December 31, 2024
Construction Loans:	Amount	%	Amount	%
Residential	$38,754	28.02%	$59,334	36.11%
Multifamily	41,146	29.75%	49,838	30.33%
Office	4,130	2.99%	8,456	5.15%
Retail	59	0.04%	2,299	1.40%
Self Storage	12,636	9.14%	11,986	7.29%
Industrial/Flex/Warehouse	17,894	12.94%	15,337	9.33%
Mixed Use	7,096	5.13%	7,580	4.61%
Hotel/Motel	616	0.45%	623	0.38%
Schools/Higher Ed/Vocational	5,072	3.67%	3,464	2.11%
Agricultural and land	9,350	6.76%	4,528	2.76%
Food and beverage	1,554	1.12%	-	0.00%
Other	-	0.00%	881	0.54%
Total	$138,307	100.00%	$164,326	100.00%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio (“LTV”). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at June 30, 2025 (dollars in thousands):

LTV Range	Number of Loans	Amount	%
0%-25%	829	$167,820	14.61%
25.01%-50%	537	322,402	28.06%
50.01%-60%	305	234,954	20.45%
60.01%-70%	345	272,564	23.72%
70.01%-75	152	110,098	9.58%
75.01%-80%	41	31,557	2.75%
>80%	11	12,190	0.84%
Total	2,219	$1,151,585	100.00%

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

Allowance for Credit Losses - Loans

The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $22,109,000 or 0.99% of total loans as of June 30, 2025 as compared to $21,699,000 or 0.94% of loans as of December 31, 2024. The $410,000 increase is a result of a $1,137,000 provision for credit losses – loans less net charge-offs of $727,000. Net charge-offs for 2024 are driven by loans acquired as part of the HVBC acquisition due to collateral value deterioration and non-payment. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30,		December 31
	2025		2024
	Amount	%	Amount	%
Real estate loans:
Residential	$3,062	15.2	$1,940	15.2
Commercial	9,898	51.4	9,174	48.5
Agricultural	4,542	14.8	3,529	14.2
Construction	1,273	6.2	1,402	7.1
Consumer	1,187	2.1	1,405	5.8
Other commercial loans	1,925	6.7	3,699	5.7
Other agricultural loans	132	1.3	133	1.3
State & political subdivision loans	56	2.3	61	2.2
Unallocated	34	N/A	356	N/A
Total allowance for credit losses	$22,109	100.0	$21,699	100.0

The following table provides information related to credit loss experience and loan quality for the six months ended June 30, 2025 and the year ended December 31, 2024 (dollars in thousands).

Index
June 30, 2025	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$1,122	$-	$349,226	0.00%	0.90%	1.08%	82.96%
Commercial	764	(40)	1,124,312	0.00%	0.86%	1.12%	76.91%
Agricultural	1,013	-	328,275	0.00%	1.37%	0.96%	142.38%
Construction	(129)	-	164,252	0.00%	0.92%	0.96%	95.79%
Consumer	46	(264)	130,147	(0.20%)	2.53%	1.67%	151.79%
Other commercial loans	(1,351)	(423)	137,913	(0.31%)	1.28%	1.55%	82.62%
Other agricultural loans	(1)	-	29,286	0.00%	0.47%	1.42%	32.75%
State & political subdivision loans	(5)	-	53,389	0.00%	0.11%	0.00%	NA
Unallocated	(322)	-	-	NA	NA	NA	NA
Total	$1,137	$(727)	$2,316,800	(0.03%)	0.99%	1.10%	89.89%

December 31, 2024
Real estate:
Residential	$(409)	$(5)	$356,292	0.00%	0.55%	0.82%	67.57%
Commercial	(4)	-	1,109,075	0.00%	0.82%	1.28%	63.87%
Agricultural	265	-	324,500	0.00%	1.08%	1.24%	86.88%
Construction	(548)	-	182,714	0.00%	0.85%	0.17%	495.41%
Consumer	(6)	(85)	107,656	(0.08%)	1.05%	0.75%	140.22%
Other commercial loans	4,010	(2,540)	133,107	(1.91%)	2.82%	1.97%	143.26%
Other agricultural loans	(137)	-	26,088	0.00%	0.45%	1.81%	24.77%
State & political subdivision loans	16	-	55,919	0.00%	0.11%	0.00%	NA
Unallocated	(11)	-	-	NA	NA	NA	NA
Total	$3,176	$(2,630)	$2,295,351	(0.11%)	0.94%	1.11%	84.43%

The credit loss expense for the first half of 2025 was driven by an increase in past due loans and the annual update of the loss driver analysis. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2024. For residential loans, the historical loss rate increased, while the prepayment speed slowed resulting in an increased provision. For other commercial loans the historical loss rate decreased in the annual update resulting in a decrease in the provision for 2025. These changes in credit loss expense drove the change in the allowance to total loans by segment when compared to December 31, 2024 as net-charge offs for these segments were minimal for 2025.

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of June 30, 2025. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, credit loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Credit Losses - Loans” to the consolidated financial statements.

The following table is a summary of our non-performing assets as of June 30, 2025 and December 31, 2024.

	June 30,	December 31,
(dollars in thousands)	2025	2024
Non-performing loans:
Non-accruing loans	$24,595	$25,701
Accrual loans - 90 days or more past due	347	276
Total non-performing loans	24,942	25,977
Foreclosed assets held for sale	2,434	2,635
Total non-performing assets	$27,376	$28,612

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2024 to June 30, 2025 in non-performing loans (in thousands).  Non-performing loans include  accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	June 30, 2025				December 31, 2024
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$2,184	$-	$3,691	$3,691	$1,527	$-	$2,871	$2,871
Commercial	15,222	333	12,870	13,203	3,915	-	14,364	14,364
Agricultural	-	-	3,190	3,190	383	269	4,062	4,331
Construction	-	-	1,329	1,329	1,119	-	283	283
Consumer	549	14	782	796	312	7	1,002	1,009
Other commercial loans	287	-	2,330	2,330	760	-	2,582	2,582
Other agricultural loans	312	-	403	403	-	-	537	537
Total nonperforming loans	$18,554	$347	$24,595	$24,942	$8,016	$276	$25,701	$25,977

Index
	Change in Non-Performing Loans
	June 30, 2025 /December 31, 2024
(in thousands)	Amount	%
Real estate:
Residential	$820	28.6
Commercial	(1,161)	(8.1)
Agricultural	(1,141)	(26.3)
Construction	1,046	369.6
Consumer	(213)	(21.1)
Other commercial loans	(252)	(9.8)
Other agricultural loans	(134)	(25.0)
Total nonperforming loans	$(1,035)	(4.0)

Nonperforming loans decreased $1.0 million during the first six months of 2025. During the first six months of 2025, one construction loan relationship was placed on non-accrual status and one commercial relationship and one agricultural relationship were removed from non-accrual status, which accounts for the majority of the change in non-performing loans since year-end. All non-performing commercial agricultural and construction loans are reviewed on an individual basis to determine the need for a specific reserve at quarter end. In addition, non-performing residential loans with a balance in excess of $150,000 are individually evaluated. The specific reserves for these non-performing loans as of June 30, 2025 was $477,000. In addition, the Bank policy is to reserve 100% of all non-performing student loans. The reserve for these loans was $782,000 as of June 30, 2025.

Management believes that the allowance for credit losses - loans June 30, 2025 was adequate at that date, which was based on the following factors:
•	Specific reserves for non-performing loans total $1,259,000.
•	The Company has a history of low charge-offs, which were 0.06% of average loans on an annualized basis for 2025 and 0.11% for 2024, which included the numerous charge-offs related to the Braavo loans.

Bank Owned Life Insurance

The Company owns bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of June 30, 2025, and December 31, 2024, the cash surrender value of the life insurance was $50.8 million and $50.3 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $701,000 and $996,000 for the six month periods ended June 30, 2025 and 2024, respectively. During the six months of 2025 and 2024, the Company received proceeds of $272,000 and $1,147,000, respectively, which included death benefits of $326,000 during 2024 on a former employee of the Company. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies and acquired as part of the HVBC acquisition are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of an acquisition in 2015 provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of June 30, 2025 and December 31, 2024, included in other liabilities on the Consolidated Balance Sheet was a liability of $521,000 and $514,000, respectively, for the obligation under the split-dollar benefit agreements.

Index
Premises and Equipment

Premises and equipment increased $381,000 to $21.8 million as of June 30, 2025 from December 31, 2024 as a result of purchases of equipment.

Other assets

Other assets decreased $2.9 million to $51.8 million as of June 30, 2025 from December 31, 2024. The primary driver of the decrease was the receipt of payment related to a loan participation.

Deposits

The following table shows the composition of deposits as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30,		December 31,
	2025		2024
	Amount	%	Amount	%
Non-interest-bearing deposits	$499,252	21.8	$532,776	22.4
Interest bearing demand deposits	17,063	0.7	18,004	0.8
NOW accounts	598,621	26.1	581,673	24.4
Savings deposits	287,727	12.6	292,918	12.3
Money market deposit accounts	442,408	19.3	434,856	18.3
Certificates of deposit	447,591	19.5	521,801	21.8
Total	$2,292,662	100.0	$2,382,028	100.0

	June 30, 2025/
	December 31, 2024
	Change
	Amount	%
Non-interest-bearing deposits	$(33,524)	(6.3)
Interest bearing demand deposits	(941)	(5.2)
NOW accounts	16,948	2.9
Savings deposits	(5,191)	(1.8)
Money market deposit accounts	7,552	1.7
Certificates of deposit	(74,210)	(14.2)
Total	$(89,366)	(3.8)

Deposits decreased $89.4 million since December 31, 2024. The decrease in deposits was driven by decreases in state and political organizations and timing of their tax receipts and a decrease in brokered deposits of $33.1 million. We continue to see customer funds being transferred to higher-yielding investment alternatives. Brokered deposits totaled $60.0 million and $93.1 million as of June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the Bank estimates that balances held by customers in excess of the FDIC insurance limit ($250,000 per insured account) totaled $1.053 billion, or 45.7% of the Bank’s total deposits. Included in this balance are balances held through Intrafi, which provides customers with additional FDIC insurance, as well as deposits collateralized by securities  or letters of credit (almost exclusively municipal deposits). The total of these items was $521.7 million, or 22.5% of the Bank’s total deposits, as of June 30, 2025.

Borrowed Funds

Borrowed funds were $313.2 million and $297.7 million as of June 30, 2025 and December 31, 2024, respectively. The increase in borrowed funds was due to the increase in investments and the seasonal decrease in deposits.

Index
The Company’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a declining market interest rate environment. The Company’s daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders’ equity was $313.7 million at June 30, 2025 compared to $299.7 million at December 31, 2024, an increase of $13,919,000, or 4.6%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $11.4 million, or 3.5%. The accumulated comprehensive loss decreased $2.5 million, which was primarily the result of the increase in fair value of the Company’s available for sale investment portfolio caused by the decrease in longer term market interest rates. For the first half of 2025, the Company had net income of $16.1 million and declared cash dividends of $4.7 million, or $0.980 per share, representing a cash dividend payout ratio of 29.5%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments due to changes in market interest rates. As a result of decreases in longer term market interest rates, accumulated other comprehensive loss decreased approximately $2.5 million from December 31, 2024.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. There is a two quarter grace period for a qualifying community bank to return to 9% as long as the CBLR is least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At June 30, 2025, the Bank leverage ratio under the CBLR framework was 9.22%, which meets the 9.0% requirement to be considered “well-capitalized”  under the CBLR. The Bank leverage ratio as of December 31, 2024 was 8.99%, which did not meet the ratio to be considered “well-capitalized”  under the CBLR as of December 31, 2024. As such, the following table provides the Bank’s computed risk‑based capital ratios as of December 31, 2024, which reflects the Bank being well capitalized at that date (dollars in thousands):

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

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Commitments to extend credit	$505,972	$432,123
Standby letters of credit	11,109	9,799
	$517,081	$441,922

Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$914	$676

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one-time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2025 and December 31, 2024 was $12,762,000 and $13,006,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

Index
The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2025 were $1,081,000 compared to $226,000 during the same time period in 2024.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $1.06 billion, of which $421.4 million was outstanding, at June 30, 2025. The Bank also has two federal funds line with third party providers for $34.0 million as of June 30, 2025, which are unsecured and were undrawn upon as of June 30, 2025. The Company also has a borrower in custody line with the Federal Reserve Bank of approximately $14.1 million, which also was not drawn upon as of June 30, 2025. The Company has a $15.0 million line of credit with a New York community bank, which also was not drawn upon as of June 30, 2025. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2025, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $3.6 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At June 30, 2025, the Company has equity securities that represent only 0.06% of its total assets and, therefore, equity risk is not significant.

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

Index
The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2025 (dollars in thousands):

Changes in Rates	Prospective One-Year Net Interest Income	Change In Prospective Net Interest Income	% Change In Prospective Net Interest Income
-400 Shock	$106,941	$9,948	10.26
-300 Shock	102,423	5,430	5.60
-200 Shock	100,929	3,936	4.06
-100 Shock	99,347	2,354	2.43
Base	96,993	-	-
+100 Shock	94,194	(2,799)	(2.89)
+200 Shock	91,079	(5,914)	(6.10)
+300 Shock	88,292	(8,701)	(8.97)
+400 Shock	85,818	(11,175)	(11.52)

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The changes in net interest income disclosed in the above table are in line with Company policy for interest rate risk.

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

Index
(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. At June 30, 2025, the risk factors of the Company have not changed materially from those reported in our 2024 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/25 through 4/30/25	-	$0.00	-	145,239
5/1/25 through 5/31/25	-	$0.00	-	145,239
6/1/25 through 6/30/25	821	$60.25	821	144,418
Total	821	$58.15	821	144,418

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

Additionally, during the quarter ended June 30, 2025, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the Amended and Restated First Citizens Community Bank Annual Incentive Plan.

Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Index
Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  June 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc.
(Registrant)

August 7, 2025	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2025	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)