Form 10-Q
period 2025-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2025-11-06
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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

The number of outstanding shares of the Registrant’s Common Stock, as of November 1, 2025, was 4,806,377.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2025	2024
ASSETS:
Cash and due from banks:
Noninterest-bearing	$24,529	$30,284
Interest-bearing	6,546	11,918
Total cash and cash equivalents	31,075	42,202
Interest bearing time deposits with other banks	3,820	3,820
Equity securities	1,803	1,747
Available-for-sale securities	451,357	425,912
Loans held for sale	13,508	9,607

Loans (net of allowance for credit losses:
2025, $22,454 and 2024, $21,699)	2,312,934	2,291,543

Premises and equipment	21,508	21,395
Accrued interest receivable	11,412	10,307
Goodwill	85,758	85,758
Bank owned life insurance	51,132	50,341
Other intangibles	2,374	2,892
Fair value of derivative instruments	7,487	10,370
Deferred tax asset	12,294	15,199
Other assets	49,959	54,631

TOTAL ASSETS	$3,056,421	$3,025,724

LIABILITIES:
Deposits:
Noninterest-bearing	$522,168	$532,776
Interest-bearing	1,889,035	1,849,252
Total deposits	2,411,203	2,382,028
Borrowed funds	279,589	297,721
Accrued interest payable	3,754	4,693
Fair value of derivative instruments - liability	4,332	5,817
Other liabilities	29,861	35,731
TOTAL LIABILITIES	2,728,739	2,725,990
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at September 30, 2025 and December 31, 2024; none issued in 2025 or 2024	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at September 30, 2025 and December 31, 2024, issued 5,255,464 at September 30, 2025 and 5,207,577 at December 31, 2024	5,255	5,208
Additional paid-in capital	147,971	144,984
Retained earnings	205,542	189,443
Accumulated other comprehensive loss	(14,650)	(23,521)
Treasury stock, at cost: 449,087 shares at September 30, 2025 and 447,965 shares at December 31, 2024	(16,436)	(16,380)
TOTAL STOCKHOLDERS' EQUITY	327,682	299,734
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,056,421	$3,025,724

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans	$36,418	$35,858	$107,201	$106,058
Interest-bearing deposits with banks	119	190	394	695
Investment securities:
Taxable	2,595	1,736	7,331	5,023
Nontaxable	684	517	1,815	1,569
Dividends	438	388	1,276	1,179
TOTAL INTEREST INCOME	40,254	38,689	118,017	114,524
INTEREST EXPENSE:
Deposits	11,501	13,475	35,244	38,451
Borrowed funds	3,613	3,890	10,983	12,491
TOTAL INTEREST EXPENSE	15,114	17,365	46,227	50,942
NET INTEREST INCOME	25,140	21,324	71,790	63,582
Provision (recovery) for credit losses	500	(200)	1,875	2,587
NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR CREDIT LOSSES	24,640	21,524	69,915	60,995
NON-INTEREST INCOME:
Service charges	1,598	1,636	4,192	4,393
Trust	186	184	593	629
Brokerage and insurance	761	545	2,071	1,773
Gains on loans sold	709	752	1,720	1,648
Equity security gains, net	34	159	56	127
Gain on sale of Braavo division	-	-	-	1,102
Earnings on bank owned life insurance	363	338	1,064	1,334
Other	203	141	1,250	1,056
TOTAL NON-INTEREST INCOME	3,854	3,755	10,946	12,062
NON-INTEREST EXPENSES:
Salaries and employee benefits	9,924	9,715	30,189	29,622
Occupancy	1,320	1,215	3,858	3,805
Furniture and equipment	273	260	856	791
Professional fees	493	620	1,535	2,021
FDIC insurance	395	555	1,340	1,589
Pennsylvania shares tax	430	226	1,054	866
Amortization of intangibles	113	136	367	432
Software expenses	457	500	1,342	1,508
Other real estate owned expenses	6	84	198	246
Other	2,723	2,718	7,970	8,038
TOTAL NON-INTEREST EXPENSES	16,134	16,029	48,709	48,918
Income before provision for income taxes	12,360	9,250	32,152	24,139
Provision for income taxes	2,355	1,714	6,063	4,304
NET INCOME	$10,005	$7,536	$26,089	$19,835

PER COMMON SHARE DATA:
Net Income - Basic	$2.09	$1.57	$5.44	$4.14
Net Income - Diluted	$2.09	$1.57	$5.44	$4.13
Cash Dividends Paid	$0.500	$0.485	$1.480	$1.446

Number of shares used in computation - basic	4,796,946	4,796,752	4,797,335	4,796,061
Number of shares used in computation - diluted	4,798,051	4,798,297	4,799,466	4,801,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net income	$10,005	$7,536	$26,089	$19,835
Other comprehensive income:
Unrealized gains on available for sale securities	8,366	10,342	12,737	9,177
Income tax effect	(1,757)	(2,172)	(2,675)	(1,927)
Unrecognized pension cost	-	8	-	24
Income tax effect	-	(2)	-	(5)
Unrealized loss on interest rate swaps	(294)	(1,469)	(1,507)	(1,613)
Income tax effect	61	309	316	339
Other comprehensive income, net of tax	6,376	7,016	8,871	5,995
Comprehensive income	$16,381	$14,552	$34,960	$25,830

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

Balance, June 30, 2025	5,255,190	$5,255	$147,878	$197,940	$(21,026)	$(16,394)	$313,653

Comprehensive income:
Net income				10,005			10,005
Net other comprehensive income					6,376		6,376
Issuance of Common stock for ESPP	274		16				16
Purchase of treasury stock (1,284 shares)						(76)	(76)
Restricted stock, executive and Board of Director awards (1,314 shares)			(23)			81	58
Restricted stock vesting			53				53
Forfeited restricted stock (982 Shares)			47			(47)	-
Cash dividends, $0.500 per share			-	(2,403)			(2,403)
Balance, September 30, 2025	5,255,464	$5,255	$147,971	$205,542	$(14,650)	$(16,436)	$327,682

Balance, December 31, 2024	5,207,577	$5,208	$144,984	$189,443	$(23,521)	$(16,380)	$299,734

Comprehensive income:
Net income				26,089			26,089
Net other comprehensive income					8,871		8,871
Stock dividend	47,073	47	2,797	(2,844)			-
Issuance of Common stock for ESPP	814		48				48
Purchase of treasury stock (3,118 shares)						(185)	(185)
Restricted stock, executive and Board of Director awards (6,148 shares)			(208)			183	(25)
Restricted stock vesting			296				296
Forfeited restricted stock (1,101 Shares)			54			(54)	-
Cash dividends, $1.480 per share				(7,146)			(7,146)
Balance, September 30, 2025	5,255,464	$5,255	$147,971	$205,542	$(14,650)	$(16,436)	$327,682

Balance, June 30, 2024	5,207,343	5,207	144,985	178,588	(25,932)	(16,378)	286,470

Comprehensive income:
Net income				7,536			7,536
Net other comprehensive income					7,016		7,016
Purchase of treasury stock (1,131 shares)						(59)	(59)
Restricted stock, executive and Board of Director awards (1,384 shares)			(98)			81	(17)
Restricted stock vesting			40			-	40
Cash dividends, $0.485 per share				(2,332)			(2,332)
Balance, September 30, 2024	5,207,343	$5,207	$144,927	$183,792	$(18,916)	$(16,356)	$298,654

Balance, December 31, 2023	5,160,754	$5,161	$143,233	$172,975	$(24,911)	$(16,792)	$279,666

Comprehensive income:
Net income				19,835			19,835
Net other comprehensive income					5,995		5,995
Stock dividend	46,589	46	2,001	(2,047)			-
Purchase of treasury stock (2,907 shares)						(140)	(140)
Restricted stock, executive and Board of Director awards (9,052 shares)			(515)			576	61
Restricted stock vesting			208			-	208
Cash dividends, $1.446 per share				(6,971)			(6,971)
Balance, September 30, 2024	5,207,343	$5,207	$144,927	$183,792	$(18,916)	$(16,356)	$298,654

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,089	$19,835
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,875	2,587
Depreciation and amortization	1,414	1,381
Amortization and accretion of loans and other assets	(2,691)	(3,157)
Amortization and accretion of investment securities	547	1,111
Deferred income taxes	547	1,296
Equity securities gains, net	(56)	(127)
Earnings on bank owned life insurance	(1,064)	(1,334)
Vesting of restricted stock	296	208
Originations of loans held for sale	(117,364)	(120,486)
Proceeds from sales of loans held for sale	115,131	117,904
Realized gains on loans sold	(1,720)	(1,648)
Realized gains on sale of Braavo	-	(1,102)
(Increase) decrease in accrued interest receivable	(1,105)	240
Loss on sale of foreclosed assets held for sale	(9)	(93)
(Decrease) increase in accrued interest payable	(939)	1,251
Other, net	(1,147)	4,833
Net cash provided by operating activities	19,804	22,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments	55,149	42,699
Purchase of securities	(68,404)	(36,222)
Proceeds from sale of equity securities	-	335
Purchase of interest bearing time deposits with other banks	-	(100)
Proceeds from matured interest bearing time deposits with other banks	-	350
Proceeds from life insurance	272	1,147
Proceeds from redemption of regulatory stock	24,124	23,870
Purchase of regulatory stock	(24,290)	(19,552)
Net increase in loans	(19,386)	(88,325)
Purchase of premises and equipment	(1,225)	(852)
Proceeds from sale of premises and equipment	13	-
Proceeds from sale of foreclosed assets held for sale	170	567
Proceeds from sale of Braavo assets	-	7,185
Net cash used in investing activities	(33,577)	(68,898)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	29,175	128,669
Repayments of long-term borrowings	(37,000)	(10,000)
Net increase (decrease) in short-term borrowed funds	17,942	(81,351)
Purchase of treasury and restricted stock	(373)	(204)
Sale of stock for ESPP	48	-
Dividends paid	(7,146)	(6,970)
Net cash provided by financing activities	2,646	30,144
Net decrease in cash and cash equivalents	(11,127)	(16,055)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,202	52,818
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,075	$36,763

Supplemental Disclosures of Cash Flow Information:
Interest paid	$47,166	$49,690
Income taxes paid	$4,000	$1,500
Loans transferred to foreclosed property	$40	$2,486
Right of use asset and liability	$702	$306
Stock Dividend	$2,844	$2,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc. (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation and the holding company of its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and of the Bank’s wholly owned subsidiary, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”). During 2024, the Company and Bank began the process to terminate the corporate existence of CZFS Acquisition Company, LLC, a wholly-owned subsidiary of the Company, and 1st Realty of PA LLC, a wholly-owned subsidiary of the Bank.

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at September 30, 2025 and for the periods ended September 30, 2025 and 2024 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the three and nine month periods ended September 30, 2025 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2 – Revenue Recognition

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and nine months ended September 30, 2025 and 2024 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue stream	2025	2024	2025	2024
Service charges on deposit accounts
Overdraft fees	$388	404	$1,115	$1,202
Statement fees	69	46	163	132
Interchange revenue	1,009	1051	2,538	2,606
ATM income	31	37	91	103
Other service charges	101	98	285	350
Total Service Charges	1,598	1,636	4,192	4,393
Trust	186	184	593	629
Brokerage and insurance	761	545	2,071	1,773
Other	226	145	722	517
Total	$2,771	$2,510	$7,578	$7,312

Index
Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income applicable to common stock	$10,005,000	$7,536,000	$26,089,000	$19,835,000

Basic earnings per share computation
Weighted average common shares outstanding	4,796,946	4,796,752	4,797,335	4,796,061
Earnings per share - basic	$2.09	$1.57	$5.44	$4.14

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	4,796,946	4,796,752	4,797,335	4,796,061
Add: Dilutive effects of restricted stock	1,105	1,545	2,131	4,939
Weighted average common shares outstanding for dilutive earnings per share	4,798,051	4,798,297	4,799,466	4,801,000
Earnings per share - diluted	$2.09	$1.57	$5.44	$4.13

For the three months ended September 30, 2025 and 2024, there were 1,372 and 3,025 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $61.98-$83.38 for the three month period ended September 30, 2025 and per share prices ranging from $60.16-$83.38 for the three month period ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, 1,372 and 3,025 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $61.98-$83.38 for the nine month period ended September 30, 2025 and prices ranging from $60.16-$83.38 for the nine month period ended September 30, 2024.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2025 and December 31, 2024 were as follows (in thousands):

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
September 30, 2025	Cost	Gains	Losses	Losses	Value
Available-for-sale securities:
U.S. agency securities	$54,652	$12	$(3,247)	$-	$51,417
U.S. treasury securities	96,467	234	(2,774)	-	93,927
Obligations of state and political subdivisions	120,474	649	(6,938)	-	114,185
Corporate obligations	11,280	368	(484)	-	11,164
Mortgage-backed securities in government sponsored entities	189,372	1,123	(9,831)	-	180,664
Total available-for-sale securities	$472,245	$2,386	$(23,274)	$-	$451,357

December 31, 2024
Available-for-sale securities:
U.S. agency securities	$58,594	$6	$(5,113)	$-	$53,487
U.S. treasury securities	126,220	6	(5,724)	-	120,502
Obligations of state and political subdivisions	103,137	4	(8,239)	-	94,902
Corporate obligations	11,206	297	(1,065)	-	10,438
Mortgage-backed securities in government sponsored entities	160,380	232	(14,029)	-	146,583
Total available-for-sale securities	$459,537	$545	$(34,170)	$-	$425,912

Index
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at September 30, 2025 and December 31, 2024 (in thousands). As of September 30, 2025, the Company owned 272 securities whose fair value was less than their cost basis.

September 30, 2025	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$-	$-	$46,764	$(3,247)	$46,764	$(3,247)
U.S. treasury securities	-	-	84,082	(2,774)	84,082	(2,774)
Obligations of state and political subdivisions	2,352	(124)	74,750	(6,814)	77,102	(6,938)
Corporate obligations	-	-	6,516	(484)	6,516	(484)
Mortgage-backed securities in government sponsored entities	21,970	(187)	86,141	(9,644)	108,111	(9,831)
Total securities	$24,322	$(311)	$298,253	$(22,963)	$322,575	$(23,274)

December 31, 2024
U.S. agency securities	$-	$-	$51,470	$(5,113)	$51,470	$(5,113)
U.S. treasury securities	5,553	(11)	110,992	(5,713)	116,545	(5,724)
Obligations of states and political subdivisions	4,186	(39)	86,773	(8,200)	90,959	(8,239)
Corporate obligations	345	(33)	6,970	(1,032)	7,315	(1,065)
Mortgage-backed securities in government sponsored entities	35,044	(817)	82,425	(13,212)	117,469	(14,029)
Total securities	$45,128	$(900)	$338,630	$(33,270)	$383,758	$(34,170)

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available-for-sale debt securities when the Company does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis, which may be maturity. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Company obtains its forecast data through a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses on available-for-sale debt securities is included within investment securities available-for-sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Company believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met. There was no allowance for credit losses for available for sale securities as of September 30, 2025 and December 31, 2024.

Index
Accrued interest receivable on available-for-sale debt securities totaled $2,183,000 and $2,135,000 at September 30, 2025 and December 31, 2024 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

There were no sales of available for sale securities during the three and nine months ended September 30, 2025 and 2024.

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three and nine month periods ended September 30, 2025 and  2024, and the portion of unrealized gains for the period that relates to equity investments held at September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Equity securities	2025	2024	2025	2024
Net gains recognized in equity securities during the period	$34	$159	$56	$127
Less: Net loss realized on the sale of equity securities during the period	-	-	-	(4)
Net unrealized gains	$34	$159	$56	$131

Investment securities with an approximate carrying value of $378.6 million and $340.4 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at September 30, 2025, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$42,421	$41,868
Due after one year through five years	117,691	113,554
Due after five years through ten years	98,279	92,846
Due after ten years	213,854	203,089
Total	$472,245	$451,357

Note 5 – Loans

The Company originates commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York, and Wilmington, Dover and Georgetown, Delaware. The most recent acquisition expanded our lending market further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey. Although the Company had a diversified loan portfolio at September 30, 2025 and December 31, 2024, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of September 30, 2025 and December 31, 2024 (in thousands):

Index
	September 30, 2025	December 31 , 2024
Real estate loans:
Residential	$344,790	$351,398
Commercial	1,180,655	1,121,435
Agricultural	342,487	327,722
Construction	107,867	164,326
Consumer	109,458	109,505
Other commercial loans	171,345	155,012
Other agricultural loans	27,142	29,662
State and political subdivision loans	51,644	54,182
Total	2,335,388	2,313,242
Allowance for credit losses - loans	22,454	21,699
Net loans	$2,312,934	$2,291,543

Allowance for Credit Losses - Loans

The allowance for credit losses related to loans consists of loans evaluated collectively and individually for expected credit losses. It represents an estimate of credit losses over the expected life of the loans as of the balance sheet date and is recorded as a reduction to net loans. Loans individually evaluated consist of non-accrual commercial loans and recently modified loans that were experiencing financial difficulty at the time of the modification. The allowance for credit losses for off-balance sheet credit exposures includes estimated losses on unfunded loan commitments, letters of credit and other off-balance sheet credit exposures. The total allowance for credit losses is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.

The following table presents the components of the allowance for credit losses as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Allowance for Credit Losses - Loans	$22,454	$21,699
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	1,066	676
Total allowance for credit losses	$23,520	$22,375

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at June 30, 2025	$22,109	$914	$23,023
Loans charge-off	(20)	-	(20)
Recoveries of loans previously charged-off	17	-	17
Net loans charged-off	(3)	-	(3)
Provision for credit losses	348	152	500
Balance at September 30, 2025	$22,454	$1,066	$23,520

Balance at December 31, 2024	$21,699	$676	$22,375
Loans charge-off	(801)	-	(801)
Recoveries of loans previously charged-off	71	-	71
Net loans charged-off	(730)	-	(730)
Provision for credit losses	1,485	390	1,875
Balance at September 30, 2025	$22,454	$1,066	$23,520

Index
	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at June 30, 2024	$22,797	$1,066	$23,863
Loans charge-off	(1,212)	-	(1,212)
Recoveries of loans previously charged-off	10	-	10
Net loans charged-off	(1,202)	-	(1,202)
Provision for credit losses	100	(300)	(200)
Balance at September 30, 2024	$21,695	$766	$22,461

Balance at December 31, 2023	$21,153	$1,265	$22,418
Loans charge-off	(2,568)	-	(2,568)
Recoveries of loans previously charged-off	24	-	24
Net loans charged-off	(2,544)	-	(2,544)
Provision for credit losses	3,086	(499)	2,587
Balance at September 30, 2024	$21,695	$766	$22,461

The following tables present the activity in the allowance for credit losses – loans, by portfolio segment, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30, 2025
	Balance at June 30, 2025	Charge-offs	Recoveries	Provision	Balance at September 30, 2025
Real estate loans:
Residential	$3,062	$-	$-	$148	$3,210
Commercial	9,898	-	-	(445)	9,453
Agricultural	4,542	-	-	262	4,804
Construction	1,273	-	-	(306)	967
Consumer	1,119	(10)	4	212	1,325
Other commercial loans	1,993	(10)	13	435	2,431
Other agricultural loans	132	-	-	(7)	125
State and political subdivision loans	56	-	-	2	58
Unallocated	34	-	-	47	81
Total	$22,109	$(20)	$17	$348	$22,454

	For the nine months ended September 30, 2025
	Balance at December 31, 2024	Charge-offs	Recoveries	Provision	Balance at September 30, 2025
Real estate loans:
Residential	$1,940	$-	$-	$1,270	$3,210
Commercial	9,174	(40)	-	319	9,453
Agricultural	3,529	-	-	1,275	4,804
Construction	1,402	-	-	(435)	967
Consumer	1,338	(307)	37	257	1,325
Other commercial loans	3,766	(454)	34	(915)	2,431
Other agricultural loans	133	-	-	(8)	125
State and political subdivision loans	61	-	-	(3)	58
Unallocated	356	-	-	(275)	81
Total	$21,699	$(801)	$71	$1,485	$22,454

Index
	For the three months ended September 30, 2024
	Balance at June 30, 2024	Charge-offs	Recoveries	Provision	Balance at September 30, 2024
Real estate loans:
Residential	$2,355	$(4)	$-	$(365)	$1,986
Commercial	10,283	-	-	(996)	9,287
Agricultural	3,770	-	-	45	3,815
Construction	1,627	-	-	(156)	1,471
Consumer	1,008	(25)	6	174	1,163
Other commercial loans	3,459	(1,183)	4	(252)	2,028
Other agricultural loans	206	-	-	(90)	116
State and political subdivision loans	63	-	-	-	63
Unallocated	26	-	-	1,740	1,766
Total	$22,797	$(1,212)	$10	$100	$21,695

	For the nine months ended September 30, 2024
	Balance at December 31, 2023	Charge-offs	Recoveries	Provision	Balance at September 30, 2024
Real estate loans:
Residential	$2,354	$(4)	$-	$(364)	$1,986
Commercial	9,178	-	-	109	9,287
Agricultural	3,264	-	-	551	3,815
Construction	1,950	-	-	(479)	1,471
Consumer	1,412	(62)	16	(203)	1,163
Other commercial loans	2,313	(2,502)	8	2,209	2,028
Other agricultural loans	270	-	-	(154)	116
State and political subdivision loans	45	-	-	18	63
Unallocated	367	-	-	1,399	1,766
Total	$21,153	$(2,568)	$24	$3,086	$21,695

The provision for the first nine months of 2025 was driven by changes in economic forecasts and the annual update of the loss driver analysis. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2024. For residential loans, the historical loss rate increased, while the prepayment speed slowed resulting in an increased provision. For other commercial loans, the historical loss rate decreased in the annual update resulting in a decrease in the provision for 2025.

The provision for the first nine months of 2024 was driven by the annual update of the loss driver analysis and recording specific reserves for certain other commercial loans. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2023.

The following table presents the allowance for credit losses – loans and amortized cost basis of loans as of September 30, 2025 and December 31, 2024 (in thousands):

Index
	Allowance for Credit Losses - Loans			Loans
September 30, 2025	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$3,142	$68	$3,210	$342,246	$2,544	$344,790
Commercial	9,444	9	9,453	1,157,239	23,416	1,180,655
Agricultural	4,804	-	4,804	340,336	2,151	342,487
Construction	875	92	967	106,315	1,552	107,867
Consumer	402	923	1,325	108,463	995	109,458
Other commercial loans	2,007	424	2,431	169,246	2,099	171,345
Other agricultural loans	125	-	125	26,739	403	27,142
State and political subdivision loans	58	-	58	51,644	-	51,644
Unallocated	81	-	81	-	-	-
Total	$20,938	$1,516	$22,454	$2,302,228	$33,160	$2,335,388

December 31, 2024
Real estate loans:
Residential	$1,902	$38	$1,940	$349,909	$1,489	$351,398
Commercial	9,070	104	9,174	1,105,847	15,588	1,121,435
Agricultural	3,529	-	3,529	323,660	4,062	327,722
Construction	1,402	-	1,402	164,043	283	164,326
Consumer	324	1,014	1,338	108,478	1,027	109,505
Other commercial loans	3,019	747	3,766	152,430	2,582	155,012
Other agricultural loans	133	-	133	29,125	537	29,662
State and political subdivision loans	61	-	61	54,182	-	54,182
Unallocated	356	-	356	-	-	-
Total	$19,796	$1,903	$21,699	$2,287,674	$25,568	$2,313,242

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

The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of September 30, 2025 and December 31, 2024, respectively. The balances are presented by class of loan receivable (in thousands):

	September 30, 2025				December 31, 2024
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans
Real estate loans:
Mortgages	$450	$3,511	$-	$3,961	$165	$2,541	$-	$2,706
Home Equity	-	62	3	65	-	165	-	165
Commercial	109	9,402	3	9,514	2,099	12,265	-	14,364
Agricultural	-	2,151	-	2,151	-	4,062	269	4,331
Construction	239	1,313	-	1,552	-	283	-	283
Consumer	778	-	14	792	1,002	-	7	1,009
Other commercial loans	558	1,548	17	2,123	2,382	200	-	2,582
Other agricultural loans	-	403	-	403	-	537	-	537
	$2,134	$18,390	$37	$20,561	$5,648	$20,053	$276	$25,977

Index
As of September 30, 2025, there were $18.4 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans receivable, the amortized cost basis of collateral-dependent nonaccrual loans and type of collateral as of September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$3,961	$-	$-	$3,961
Home Equity	62	-	-	62
Commercial	9,511	-	-	9,511
Agricultural	2,151	-	-	2,151
Construction	1,552	-	-	1,552
Consumer	-	-	778	778
Other commercial loans	-	2,106	-	2,106
Other agricultural loans	-	403	-	403
	$17,237	$2,509	$778	$20,524

December 31, 2024	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$2,706	$-	$-	$2,706
Home Equity	165	-	-	165
Commercial	14,364	-	-	14,364
Agricultural	4,062	-	-	4,062
Construction	283	-	-	283
Consumer	-	-	1,002	1,002
Other commercial loans	-	2,582	-	2,582
Other agricultural loans	-	537	-	537
	$21,580	$3,119	$1,002	$25,701

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

Index
The following tables represent credit exposures by internally assigned grades, by origination year, as of September 30, 2025 and December 31, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$73,928	$64,110	$110,083	$352,232	$172,025	$310,598	$34,042	$1,661	$1,118,679
Special Mention	-	-	801	5,834	9,652	7,486	735	-	24,508
Substandard	-	-	1,033	22,497	2,922	10,515	153	348	37,468
Doubtful	-	-	-	-	-	-	-	-	-
Total	$73,928	$64,110	$111,917	$380,563	$184,599	$328,599	$34,930	$2,009	$1,180,655
Current period gross charge-offs	$-	$-	$-	$-	$-	$40	$-	$-	$40

Agricultural real estate
Risk Rating
Pass	$42,153	$31,229	$20,155	$49,577	$22,740	$147,094	$12,770	$202	$325,920
Special Mention	86	41	3,305	582	354	1,331	1,558	-	7,257
Substandard	664	676	-	2,054	672	4,520	646	78	9,310
Doubtful	-	-	-	-	-	-	-	-	-
Total	$42,903	$31,946	$23,460	$52,213	$23,766	$152,945	$14,974	$280	$342,487
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$17,128	$18,978	$29,832	$27,144	$-	$-	$5,043	$-	$98,125
Special Mention	-	-	-	207	2,945	-	-	-	3,152
Substandard	-	-	789	5,518	283	-	-	-	6,590
Doubtful	-	-	-	-	-	-	-	-	-
Total	$17,128	$18,978	$30,621	$32,869	$3,228	$-	$5,043	$-	$107,867
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$23,614	$28,770	$18,772	$5,306	$6,085	$4,220	$75,561	$76	$162,404
Special Mention	-	-	-	1,802	5	-	4,139	-	5,946
Substandard	-	129	-	-	39	727	363	1,622	2,880
Doubtful	-	-	-	-	-	-	108	7	115
Total	$23,614	$28,899	$18,772	$7,108	$6,129	$4,947	$80,171	$1,705	$171,345
Current period gross charge-offs	$-	$49	$-	$-	$-	$63	$342	$-	$454

Other agricultural loans
Risk Rating
Pass	$5,368	$3,817	$1,554	$532	$2,137	$345	$11,109	$-	$24,862
Special Mention	-	947	17	-	-	-	288	-	1,252
Substandard	-	-	297	444	-	57	230	-	1,028
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,368	$4,764	$1,868	$976	$2,137	$402	$11,627	$-	$27,142
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$58	$28	$1,309	$12,775	$10,076	$27,072	$326	$-	$51,644
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$58	$28	$1,309	$12,775	$10,076	$27,072	$326	$-	$51,644
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$162,249	$146,932	$181,705	$447,566	$213,063	$489,329	$138,851	$1,939	$1,781,634
Special Mention	86	988	4,123	8,425	12,956	8,817	6,720	-	42,115
Substandard	664	805	2,119	30,513	3,916	15,819	1,392	2,048	57,276
Doubtful	-	-	-	-	-	-	108	7	115
Total	$162,999	$148,725	$187,947	$486,504	$229,935	$513,965	$147,071	$3,994	$1,881,140

Index
							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$52,122	$84,465	$360,989	$200,869	$114,839	$223,601	$28,178	$1,786	$1,066,849
Special Mention	-	810	3,495	1,874	1,372	8,501	1,674	-	17,726
Substandard	85	1,057	19,884	2,843	629	11,785	176	401	36,860
Doubtful	-	-	-	-	-	-	-	-	-
Total	$52,207	$86,332	$384,368	$205,586	$116,840	$243,887	$30,028	$2,187	$1,121,435
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$32,199	$22,372	$46,644	$26,132	$29,770	$126,876	$14,351	$115	$298,459
Special Mention	2,930	3,138	7,109	-	-	5,315	2,248	-	20,740
Substandard	708	140	2,179	1,250	-	3,604	529	113	8,523
Doubtful	-	-	-	-	-	-	-	-	-
Total	$35,837	$25,650	$55,932	$27,382	$29,770	$135,795	$17,128	$228	$327,722
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$48,026	$56,916	$34,995	$-	$-	$-	$1,355	$-	$141,292
Special Mention	-	-	19,391	2,950	-	-	-	-	22,341
Substandard	-	-	410	283	-	-	-	-	693
Doubtful	-	-	-	-	-	-	-	-	-
Total	$48,026	$56,916	$54,796	$3,233	$-	$-	$1,355	$-	$164,326
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$33,211	$22,808	$6,773	$7,542	$2,150	$3,464	$68,573	$75	$144,596
Special Mention	20	-	1,798	178	62	56	4,888	32	7,034
Substandard	213	-	195	-	234	641	422	1,661	3,366
Doubtful	-	-	-	-	-	-	-	16	16
Total	$33,444	$22,808	$8,766	$7,720	$2,446	$4,161	$73,883	$1,784	$155,012
Current period gross charge-offs	$-	$-	$59	$-	$-	$-	$2,502	$-	$2,561

Other agricultural loans
Risk Rating
Pass	$4,576	$2,008	$888	$3,870	$407	$220	$14,812	$-	$26,781
Special Mention	1,341	-	-	-	-	400	67	-	1,808
Substandard	-	354	455	9	-	113	131	11	1,073
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,917	$2,362	$1,343	$3,879	$407	$733	$15,010	$11	$29,662
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$-	$1,442	$13,460	$10,522	$5,319	$23,439	$-	$-	$54,182
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$1,442	$13,460	$10,522	$5,319	$23,439	$-	$-	$54,182
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$170,134	$190,011	$463,749	$248,935	$152,485	$377,600	$127,269	$1,976	$1,732,159
Special Mention	4,291	3,948	31,793	5,002	1,434	14,272	8,877	32	69,649
Substandard	1,006	1,551	23,123	4,385	863	16,143	1,258	2,186	50,515
Doubtful	-	-	-	-	-	-	-	16	16
Total	$175,431	$195,510	$518,665	$258,322	$154,782	$408,015	$137,404	$4,210	$1,852,339

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following tables present the recorded investment in those loan classes based on payment activity, by origination year, as of September 30, 2025 and December 31, 2024 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$10,591	$13,285	$23,832	$83,437	$42,591	$115,668	$-	$-	$289,404
Nonperforming	-	-	-	1,200	1,150	1,611	-	-	3,961
Total	$10,591	$13,285	$23,832	$84,637	$43,741	$117,279	$-	$-	$293,365
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Home equity
Payment Performance
Performing	$2,713	$2,757	$2,686	$1,896	$1,204	$7,630	$32,178	$296	$51,360
Nonperforming	-	-	-	-	3	62	-	-	65
Total	$2,713	$2,757	$2,686	$1,896	$1,207	$7,692	$32,178	$296	$51,425
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$2,216	$1,209	$511	$388	$425	$2,698	$101,218	$1	$108,666
Nonperforming	-	-	2	-	11	779	-	-	792
Total	$2,216	$1,209	$513	$388	$436	$3,477	$101,218	$1	$109,458
Current period gross charge-offs	$-	$-	$9	$1	$-	$275	$22	$-	$307

Total
Payment Performance
Performing	$15,520	$17,251	$27,029	$85,721	$44,220	$125,997	$133,396	$297	$449,431
Nonperforming	-	-	2	1,200	1,164	2,451	-	-	4,817
Total	$15,520	$17,251	$27,031	$86,921	$45,384	$128,448	$133,396	$297	$454,248

Index
							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$11,487	$23,870	$88,581	$45,731	$27,537	$101,823	$-	$-	$299,029
Nonperforming	-	-	382	751	463	1,110	-	-	2,706
Total	$11,487	$23,870	$88,963	$46,482	$28,000	$102,933	$-	$-	$301,735
Current period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$-	$5
Home equity
Payment Performance
Performing	$2,987	$3,456	$2,418	$1,454	$1,525	$7,937	$29,302	$419	$49,498
Nonperforming	-	-	-	-	83	82	-	-	165
Total	$2,987	$3,456	$2,418	$1,454	$1,608	$8,019	$29,302	$419	$49,663
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$2,076	$880	$589	$543	$317	$2,520	$101,570	$1	$108,496
Nonperforming	-	7	-	-	6	996	-	-	1,009
Total	$2,076	$887	$589	$543	$323	$3,516	$101,570	$1	$109,505
Current period gross charge-offs	$-	$13	$27	$-	$-	$38	$29	$-	$107

Total
Payment Performance
Performing	$16,550	$28,206	$91,588	$47,728	$29,379	$112,280	$130,872	$420	$457,023
Nonperforming	-	7	382	751	552	2,188	-	-	3,880
Total	$16,550	$28,213	$91,970	$48,479	$29,931	$114,468	$154,574	$420	$460,903

Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of September 30, 2025 and December 31, 2024 (in thousands):

						Total
	30-59 Days	60-89 Days	90 Days	Total Past		Loans
September 30, 2025	Past Due	Past Due	Or Greater	Due	Current	Receivables
Real estate loans:
Mortgages	$1,831	$866	$1,722	$4,419	$288,946	$293,365
Home Equity	293	86	33	412	51,013	51,425
Commercial	2,660	384	7,411	10,455	1,170,200	1,180,655
Agricultural	1,206	225	1,927	3,358	339,129	342,487
Construction	239	-	283	522	107,345	107,867
Consumer	242	239	792	1,273	108,185	109,458
Other commercial loans	5,848	184	1,816	7,848	163,497	171,345
Other agricultural loans	-	5	403	408	26,734	27,142
State and political subdivision loans	-	-	-	-	51,644	51,644
Total	$12,319	$1,989	$14,387	$28,695	$2,306,693	$2,335,388

Loans considered non-accrual	$797	$283	$14,350	$15,430	$5,093	$20,523
Loans still accruing	11,522	1,706	37	13,265	2,301,600	2,314,865
Total	$12,319	$1,989	$14,387	$28,695	$2,306,693	$2,335,388

Index
						Total
	30-59 Days	60-89 Days	90 Days	Total Past		Loans
December 31, 2024	Past Due	Past Due	Or Greater	Due	Current	Receivables
Real estate loans:
Mortgages	$1,464	$227	$1,605	$3,296	$298,439	$301,735
Home Equity	138	170	148	456	49,207	49,663
Commercial	2,782	1,360	6,528	10,670	1,110,765	1,121,435
Agricultural	1,569	140	1,845	3,554	324,168	327,722
Construction	1,119	-	283	1,402	162,924	164,326
Consumer	292	20	1,009	1,321	108,184	109,505
Other commercial loans	478	282	2,336	3,096	151,916	155,012
Other agricultural loans	403	-	-	403	29,259	29,662
State and political subdivision loans	-	-	-	-	54,182	54,182
Total	$8,245	$2,199	$13,754	$24,198	$2,289,044	$2,313,242

Loans considered non-accrual	$2,428	$-	$13,478	$15,906	$9,795	$25,701
Loans still accruing	5,817	2,199	276	8,292	2,279,249	2,287,541
Total	$8,245	$2,199	$13,754	$24,198	$2,289,044	$2,313,242

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

The following table shows the amortized cost basis by class of loans receivable, information regarding nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 (dollars in thousands). There were no loan modifications made during the three and nine months ended September 30, 2024, for borrowers experiencing financial difficulty.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended September 30, 2025
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	7	$13,905	1.18%
Total	7	$13,905

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Nine months ended September 30, 2025
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$109	0.04%
Commercial	7	13,905	1.18%
Other commercial loans	1	179	0.10%
Total	9	$14,193

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	$1,039	0.09%
Total	3	$1,039

Index
The following table shows, by class of loans receivable, information regarding the financial effect on nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025:

Three months ended September 30, 2025
Term Extension

Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	7	Extended the loan maturity one year
Total	7

Nine months ended September 30, 2025
Term Extension

Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 5 years with a 30 year amortization
Commercial	7	Extended the loan maturity one year
Other commercial loans	1	Extended the loan maturity 10 years as termed out or line of credit
Total	9

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	Extended the loan maturity 5 years with a 30 year amortization
Total	3

There were no accrual or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults after the modification date for the three and nine months ended September 30, 2025.

The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at September 30, 2025 (in thousands):

	September 30, 2025
		30-89 Days	90 Days
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Real estate loans:
Mortgages	$109	$-	$-	$109
Commercial	13,905	-	-	13,905
Other commercial loans	179	-	-	179
Total	$14,193	$-	$-	$14,193

	September 30, 2025
		30-89 Days	90 Days
Non-accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Real estate loans:
Commercial	$1,039	$-	$-	$1,039
Total	$1,039	$-	$-	$1,039

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2025 and December 31, 2024, included within other assets are $2,434,000 and $2,635,000, respectively, of foreclosed assets. As of September 30, 2025, included within the foreclosed assets are $76,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu of foreclosure transaction prior to the period end. As of September 30, 2025, the Company had initiated formal foreclosure proceedings on $797,000 of residential mortgage loans, the collateral properties of which have not yet been transferred into foreclosed assets.

Index
Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,498	$(1,888)	$610	$2,478	$(1,717)	$761
Core deposit intangibles	4,713	(2,949)	1,764	4,713	(2,582)	2,131
Total amortized intangible assets	$7,211	$(4,837)	$2,374	$7,191	$(4,299)	$2,892
Unamortized intangible assets:
Goodwill	$85,758			$85,758
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). The Company based its projections of amortization expense shown below on existing asset balances at September 30, 2025. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended September 30, 2025 (actual)	$68	$113	$181
Nine months ended September 30,2025 (actual)	202	367	569
Three months ended September 30, 2024 (actual)	70	136	206
Nine months ended September 30,2024 (actual)	224	432	656
Estimate for year ending December 31,
Remaining 2025	59	112	171
2026	202	395	597
2027	147	339	486
2028	100	284	384
2029	63	230	293
Thereafter	39	404	443
Total	$610	$1,764	$2,374

Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Audited Consolidated Financial Statements included in the 2024 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024	Affected line item on the Consolidated Statement of Income
Service cost	$68	$82	$205	$247	Salary and Employee Benefits
Interest cost	113	106	339	317	Other Expenses
Expected return on plan assets	(199)	(198)	(596)	(593)	Other Expenses
Net amortization and deferral	-	8	-	24	Other Expenses
Net periodic benefit cost	$(18)	$(2)	$(52)	$(5)

The Bank does not expect to contribute to the Pension Plan during 2025.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of September 30, 2025, 100,778 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three and nine months ended September 30, 2025:

	Three months		Nine months
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	9,543	$53.92	10,927	$53.81
Granted	328	60.96	3,434	57.22
Forfeited	(982)	(48.24)	(1,101)	(49.44)
Vested	(942)	(56.64)	(5,313)	(55.75)
Outstanding, end of period	7,947	$54.59	7,947	$54.59

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $220,000 and $191,000 for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, compensation expense totaled $73,000 and $69,000, respectively. At September 30, 2025, the total compensation cost related to nonvested awards that had not yet been recognized was $434,000, which is expected to be recognized over the next three years.

Note 8 – Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Index
	Three months ended September 30, 2025
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of June 30, 2025	$(23,111)	$(304)	$2,389	$(21,026)
Other comprehensive income before reclassifications (net of tax)	6,609	-	485	7,094
Amounts reclassified from accumulated other Comprehensive loss (net of tax)	-	-	(718)	(718)
Net current period other comprehensive income (loss)	6,609	-	(233)	6,376
Balance as of September 30, 2025	$(16,502)	$(304)	$2,156	$(14,650)

	Nine months ended September 30, 2025
Balance as of December 31, 2024	$(26,564)	$(304)	$3,347	$(23,521)
Other comprehensive income (loss) before reclassifications (net of tax)	10,062	-	(95)	9,967
Amounts reclassified from accumulated other comprehensive loss (net of tax)	-	-	(1,096)	(1,096)
Net current period other comprehensive income (loss)	10,062	-	(1,191)	8,871
Balance as of September 30, 2025	$(16,502)	$(304)	$2,156	$(14,650)

	Three months ended September 30, 2024
Balance as of June 30, 2024	$(29,158)	$(959)	$4,185	$(25,932)
Other comprehensive income (loss) before reclassifications (net of tax)	8,170	-	(657)	7,513
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	6	(503)	(497)
Net current period other comprehensive income (loss)	8,170	6	(1,160)	7,016
Balance as of September 30, 2024	$(20,988)	$(953)	$3,025	$(18,916)

	Nine months ended September 30, 2024
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2023	$(28,238)	$(972)	$4,299	$(24,911)
Other comprehensive income before reclassifications (net of tax)	7,250	-	230	7,480
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	19	(1,504)	(1,485)
Net current period other comprehensive income (loss)	7,250	19	(1,274)	5,995
Balance as of September 30, 2024	$(20,988)	$(953)	$3,025	$(18,916)
(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Index
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended September 30,
	2025	2024
Unrealized gains and losses on available for sale securities
	$-	$-	Available for sale securities gains, net
	-	-	Provision for income taxes
	$-	$-	Net of tax
Defined benefit pension items
	$-	$(8)	Other expenses
	-	2	Provision for income taxes
	$-	$(6)	Net of tax
Unrealized gain (loss) on interest rate swap	$353	$636	Interest expense
	(75)	(133)	Provision for income taxes
	$278	$503	Net of tax

Total reclassifications	$278	$497

	Nine Months Ended September 30,
	2025	2024
Unrealized gains and losses on available for sale securities
	$-	$-	Available for sale securities gains, net
	-	-	Provision for income taxes
	$-	$-	Net of tax
Defined benefit pension items
	$-	$(24)	Other expenses
	-	5	Provision for income taxes
	$-	$(19)	Net of tax
Unrealized gain (loss) on interest rate swap	$1,388	$1,904	Interest expense
	(292)	(400)	Provision for income taxes
	$1,096	$1,504	Net of tax

Total reclassifications	$1,096	$1,485
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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2025 and December 31, 2024 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2025	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,803	$-	$-	$1,803
Available for sale securities:
U.S. Agency securities	-	51,417	-	51,417
U.S. Treasury securities	93,927	-	-	93,927
Obligations of state and political subdivisions	-	114,185	-	114,185
Corporate obligations	-	11,164	-	11,164
Mortgage-backed securities in government sponsored entities	-	180,664	-	180,664
Loans held for sale	-	13,508	-	13,508
Derivative instruments – assets	-	7,062	425	7,487
Derivative instruments - liabilities	-	(4,332)	-	(4,332)

Index
December 31, 2024	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,747	$-	$-	$1,747
Available for sale securities:
U.S. Agency securities	-	53,487	-	53,487
U.S. Treasuries securities	120,502	-	-	120,502
Obligations of state and political subdivisions	-	94,902	-	94,902
Corporate obligations	-	10,438	-	10,438
Mortgage-backed securities in government sponsored entities	-	146,583	-	146,583
Loans held for sale		9,607		9,607
Derivative instruments – assets	-	10,053	317	10,370
Derivative instruments - liabilities	-	(5,817)	-	(5,817)

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2025 and 2024 for interest rate lock commitments (IRLC) (in thousands):

IRLC-
For the three months ended September 30, 2025	Asset
Balance: June 30, 2025	$548
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(123)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2025	$425
Change in unrealized (losses) for the period included in earnings for assets held as of September 30, 2025	(123)
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2024	-

IRLC-
For the nine months ended September 30, 2025	Asset
Balance: December 31, 2024	$317
Total unrealized losses:
Included in other comprehensive loss	-
Total gains included in earnings and held at reporting date	108
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2025	$425
Change in unrealized gains for the period included in earnings for assets held as of September 30, 2025	108
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2024	-

IRLC-
For the three months ended September 30, 2024	Asset
Balance: June 30, 2024	$494
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(92)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2024	$402
Change in unrealized (losses) for the period included in earnings for assets held as of September 30, 2024	(92)
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2023	-

Index
For the nine months ended September 30, 2024	IRLC- Asset
Balance: December 31, 2023	$324
Total unrealized losses:
Included in other comprehensive loss	-
Total gains included in earnings and held at reporting date	78
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2024	$402
Change in unrealized gains for the period included in earnings for assets held as of September 30, 2024	78
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2023	-

At September 30, 2025 and December 31, 2024, the Company had classified as Level 3 $425,000 and $317,000, respectively, of net derivative assets and liabilities related to IRLC. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 76.76% to 97.57% at September 30, 2025.

Significant unobservable inputs for assets measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2025	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$425	Discounted cash flows	Pull-through rates	76.76%- 97.57%	89.36%

December 31, 2024
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$317	Discounted cash flows	Pull-through rates	76.35%-100.00%	89.65%

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024 are included in the table below (in thousands):

September 30, 2025	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$1,649	$1,649
Other real estate owned	-	-	2,434	2,434

December 31, 2024	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$3,579	$3,579
Other real estate owned	-	-	2,486	2,486

•
Collateral-Dependent Loans - The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less estimated cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $88,000 and $253,000 at September 30, 2025 and December 31, 2024, respectively.

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

Quantitative Information about Level III Fair Value Measurements
September 30, 2025	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	$1,649	Appraised Collateral Values	Discount for time since appraisal	0-100%	30.43%
			Selling costs	0%-10%	9.93%
			Holding period	0 - 12 months	10.08 months

Other real estate owned	2,434	Appraised Collateral Values	Discount for time since appraisal	7.0-20.0%	7.96%

December 31, 2024	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral dependent loans	$3,579	Appraised Collateral Values	Discount for time since appraisal	0-100%	36.67%
			Selling costs	4%-12%	7.05%
			Holding period	1 - 12 months	11.04 months

Other real estate owned	2,486	Appraised Collateral Values	Discount for time since appraisal	20-32%	31.32%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

	Carrying
September 30, 2025	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,800	$-	$-	$3,800
Net loans	2,312,934	2,267,591	-	-	2,267,591

Financial liabilities:
Deposits	2,411,203	2,409,324	1,941,622	-	467,702
Borrowed funds	279,589	277,636	-	-	277,636

	Carrying
December 31, 2024	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,820	$-	$-	$3,820
Net loans	2,291,543	2,209,083	-	-	2,209,083

Financial liabilities:
Deposits	2,382,028	2,377,438	1,860,227	-	517,211
Borrowed funds	297,721	284,952	-	-	284,952

Index
The carrying amounts for cash and due from banks, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

Note 10  - Segment Reporting

The Company's reportable segment is determined by the Chief Executive Officer, who is the designated the chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business such as branches, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, payroll, and occupancy expenses provide the significant expenses in the banking operation. All operations are domestic.

The measure of segment assets is reported on the balance sheet as total consolidated assets. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements (in thousands):

	Community Banking
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total Interest and Dividend Income	$40,254	$38,689	$118,017	$114,524
Total non-interest income	3,854	3,755	10,946	12,062
Total Consolidated Revenues	44,108	42,444	128,963	126,586
Less:
Interest Expense	15,114	17,365	46,227	50,942
Segment net interest income and non-interest income	28,994	25,079	82,736	75,644
Less:
Provision for credit losses	500	(200)	1,875	2,587
Salaries and employee benefits	9,924	9,715	30,189	29,622
Occupancy	1,320	1,215	3,858	3,805
Other segment expenses	4,890	5,099	14,662	15,491
Income Taxes	2,355	1,714	6,063	4,304
Segment net income/consolidated net income	$10,005	$7,536	$26,089	$19,835

Index
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
•
The budget impasse in the Commonwealth of Pennsylvania and the Federal Government shutdown could impact our asset values, liquidity and profitability as a result of either delayed or reduced funding to school districts and municipalities who are customers of the Bank, as weil as individuals who receive state and federal benefits.

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

Introduction

The following is management's discussion and analysis of the Company’s consolidated financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I and the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results you may expect for the full year.

The Company engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Lycoming, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. With the HVBC acquisition, we expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branches, four mortgage centers and one business banking facility. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 47 banking facilities, 37 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square, Warrington, Williamsport, Plumsteadville, Philadelphia, two branches near the city of Lebanon and two branches in Huntington Valley. The Company has limited branch offices located in Winfield, Pennsylvania and Georgetown, Delaware. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. The mortgage centers acquired as part of the acquisition are located in Huntington Valley, PA, Philadelphia, PA and Mount Laurel, NJ. The business banking facility is located in Philadelphia, PA. In the fourth quarter of 2023, we opened a branch in Williamsport, Pennsylvania. During 2024, the Montgomeryville, PA mortgage office was closed and the Georgetown office was opened.

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

Operational risk arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. We expend significant resources on our operational systems and any breach or malfunction in operational systems could adversely impact our business and customers and our financial condition and earnings.

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

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of September 30, 2025 and December 31, 2024, the Trust Department had $194.3 million and $180.7 million of assets under management, respectively.

Index
Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such assets are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives decreased from $395.9 million at December 31, 2024 to $341.5 million at September 30, 2025 with the decrease due to the resignation of a former employee. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central, south central and south eastern Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $26,089,000 for the first nine months of 2025 compared to $19,835,000 for last year’s comparable period, an increase of $6,254,000, or 31.5%, primarily due to an increase in net interest income after the provision for credit losses of $8,920,000. Basic earnings per share for the first nine months of 2025 was $5.44, compared to $4.14 for last year’s comparable period, representing a 31.4% increase.  Annualized return on assets and return on equity for the nine months of 2025 were 1.16% and 11.15%, respectively, compared with 0.89% and 9.23% for last year’s comparable period.

Net income for the three months ended September 30, 2025 was $10,005,000 compared to net income of $7,536,000 in the comparable 2024 period, an increase of $2,469,000. Basic earnings per share for the three months ended September 30, 2025 were $2.09, compared to $1.57 for last year’s comparable period, representing a 33.1% increase due to an increase in net interest income after the provision for credit losses of $3,116,000. Annualized return on assets and return on equity for the quarter ended September 30, 2025 was 1.33% and 12.52%, respectively, compared with 1.01% and 10.31% for the same 2024 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first nine months of 2025 was $71,790,000, an increase of $8,208,000, or 12.9%, compared to the same period in 2024.  For the first nine months of 2025 the provision for credit losses was $1,875,000. The provision for the first nine months of 2024 was $2,587,000. Consequently, net interest income after the provision for credit losses was $69,915,000 in the first nine months of 2025 compared to $60,995,000 during the first nine months of 2024.

For the three months ended September 30, 2025, net interest income was $25,140,000 compared to $21,324,000, an increase of $3,816,000, or 17.9%, over the comparable period in 2024. The provision for credit losses in the third quarter of 2025 was $500,000 compared to a credit of $200,000 in 2024. Consequently, net interest income after the provision for credit losses was $24,640,000 for the quarter ended September 30, 2025 compared to $21,524,000 in 2024.

Index
The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and nine months ended September 30, 2025 and 2024 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates
	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	24,479	306	1.67	29,242	605	2.76
Total short-term investments	24,479	306	1.67	29,242	605	2.76
Interest bearing time deposits at banks	3,820	88	3.08	3,898	90	3.08
Investment securities:
Taxable	381,600	8,607	3.07	356,871	6,202	2.32
Tax-exempt (3)	105,477	2,297	2.90	105,734	1,986	2.50
Total investment securities	487,077	10,904	2.98	462,605	8,188	2.36
Loans (2)(3)(4):
Residential mortgage loans	347,071	15,539	5.99	357,089	15,612	5.84
Construction	149,505	8,010	7.16	185,832	10,331	7.43
Commercial Loans	1,301,875	62,345	6.40	1,264,459	60,676	6.41
Agricultural Loans	359,144	14,948	5.56	348,919	13,703	5.25
Loans to state & political subdivisions	53,004	1,549	3.91	56,116	1,659	3.94
Other loans	94,947	5,118	7.21	72,908	4,402	8.07
Loans, net of discount	2,305,546	107,509	6.23	2,285,323	106,383	6.22
Total interest-earning assets	2,820,922	118,807	5.63	2,781,068	115,266	5.54
Cash and due from banks	9,734			9,379
Bank premises and equipment	21,700			21,068
Other assets	179,430			184,561
Total non-interest earning assets	210,864			215,008
Total assets	3,031,786			2,996,076
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Business Interest Checking	18,881	132	0.93	-	-	-
NOW accounts	716,279	11,498	2.15	767,406	14,557	2.53
Savings accounts	288,467	1,003	0.46	298,450	1,165	0.52
Money market accounts	442,024	9,463	2.86	389,655	9,131	3.13
Certificates of deposit	473,565	13,148	3.71	460,890	13,598	3.94
Total interest-bearing deposits	1,939,216	35,244	2.43	1,916,401	38,451	2.68
Other borrowed funds	332,310	10,983	4.42	340,132	12,491	4.91
Total interest-bearing liabilities	2,271,526	46,227	2.72	2,256,533	50,942	3.02
Demand deposits	385,704			382,340
Other liabilities	40,794			44,303
Total non-interest-bearing liabilities	426,498			426,643
Stockholders' equity	333,762			312,900
Total liabilities & stockholders' equity	3,031,786			2,996,076
Net interest income		72,580			64,324
Net interest spread (5)			2.91%			2.52%
Net interest income as a percentage of average interest-earning assets			3.44%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities			124%			123%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
	Analysis of Average Balances and Interest Rates
	Three Months Ended
	September 30, 2025			September 30, 2024
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	19,597	90	1.82	18,374	160	3.44
Total short-term investments	19,597	90	1.82	18,374	160	3.44
Interest bearing time deposits at banks	3,820	29	3.01	3,820	30	3.12
Investment securities:
Taxable	381,036	3,033	3.18	352,377	2,124	2.41
Tax-exempt (3)	110,638	865	3.13	104,342	653	2.50
Total investment securities	491,674	3,898	3.17	456,719	2,777	2.43
Loans (2)(3)(4):
Residential mortgage loans	343,920	5,227	6.03	355,551	5,322	5.95
Construction	120,492	2,122	6.99	183,521	3,473	7.53
Commercial Loans	1,339,367	22,204	6.58	1,258,916	20,019	6.33
Agricultural Loans	362,260	5,252	5.75	356,105	4,816	5.38
Loans to state & political subdivisions	52,248	514	3.90	55,418	553	3.97
Other loans	66,908	1,203	7.13	87,752	1,785	8.09
Loans, net of discount	2,285,195	36,522	6.34	2,297,263	35,968	6.23
Total interest-earning assets	2,800,286	40,539	5.74	2,776,176	38,935	5.58
Cash and due from banks	9,912			9,119
Bank premises and equipment	21,718			20,864
Other assets	187,100			197,275
Total non-interest earning assets	218,730			227,258
Total assets	3,019,016			3,003,434
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Business Interest Checking	20,624	46	0.88	-	-	-
NOW accounts	701,732	3,702	2.09	736,449	4,559	2.46
Savings accounts	284,316	327	0.46	293,990	387	0.52
Money market accounts	459,993	3,257	2.81	406,363	3,366	3.30
Certificates of deposit	458,402	4,169	3.61	502,226	5,163	4.09
Total interest-bearing deposits	1,925,067	11,501	2.37	1,939,028	13,475	2.76
Other borrowed funds	321,632	3,613	4.46	319,909	3,890	4.84
Total interest-bearing liabilities	2,246,699	15,114	2.67	2,258,937	17,365	3.06
Demand deposits	394,863			393,632
Other liabilities	37,587			34,487
Total non-interest-bearing liabilities	432,450			428,119
Stockholders' equity	339,867			316,378
Total liabilities & stockholders' equity	3,019,016			3,003,434
Net interest income		25,425			21,570
Net interest spread (5)			3.07%			2.52%
Net interest income as a percentage of average interest-earning assets			3.60%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities			125%			123%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Tax exempt revenue is shown on a tax-equivalent basis (non-GAAP) for proper comparison using a federal statutory income tax rate of 21% for the three and nine months ended September 30, 2025 and 2024.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended September 30, 2025 and 2024 (in thousands):

Index
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2025	2024	2025	2024
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$3,836	$2,831	$10,816	$8,466
Tax equivalent adjustment	181	136	482	417
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$4,017	$2,967	$11,298	$8,883

Interest and fees on loans (non-tax adjusted)	$36,418	$35,858	$107,201	$106,058
Tax equivalent adjustment	104	110	308	325
Interest and fees on loans (tax equivalent basis)	$36,522	$35,968	$107,509	$106,383

Total interest income	$40,254	$38,689	$118,017	$114,524
Total interest expense	15,114	17,365	46,227	50,942
Net interest income	25,140	21,324	71,790	63,582
Total tax equivalent adjustment	285	246	790	742
Net interest income (tax equivalent basis)	$25,425	$21,570	$72,580	$64,324

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September 30, 2025 vs 2024 (1)			Nine months ended September 30, 2025 vs 2024 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$11	$(81)	$(70)	$(89)	$(210)	$(299)
Interest bearing time deposits at banks	-	(1)	(1)	(2)	-	(2)
Investment securities:
Taxable	183	726	909	462	1,943	2,405
Tax-exempt	40	172	212	(8)	319	311
Total investments	223	898	1,121	454	2,262	2,716
Loans:
Residential mortgage loans	(168)	73	(95)	(554)	481	(73)
Construction	(1,115)	(236)	(1,351)	(1,961)	(360)	(2,321)
Commercial Loans	1,382	803	2,185	1,738	(69)	1,669
Agricultural Loans	98	338	436	408	837	1,245
Loans to state & political subdivisions	(30)	(9)	(39)	(92)	(18)	(110)
Other loans	(387)	(195)	(582)	1,109	(393)	716
Total loans, net of discount	(220)	774	554	648	478	1,126
Total Interest Income	14	1,590	1,604	1,011	2,530	3,541
Interest Expense:
Interest-bearing deposits:
Business Interest Checking	-	46	46	-	132	132
NOW accounts	(200)	(657)	(857)	(958)	(2,101)	(3,059)
Savings accounts	(14)	(46)	(60)	(42)	(120)	(162)
Money Market accounts	421	(530)	(109)	929	(597)	332
Certificates of deposit	(415)	(579)	(994)	377	(827)	(450)
Total interest-bearing deposits	(208)	(1,766)	(1,974)	306	(3,513)	(3,207)
Other borrowed funds	34	(311)	(277)	(281)	(1,227)	(1,508)
Total interest expense	(174)	(2,077)	(2,251)	25	(4,740)	(4,715)
Net interest income	$188	$3,667	$3,855	$986	$7,270	$8,256

(1)
The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $64,324,000 for the nine month period ended September 30, 2024 to $72,580,000 for the nine month period ended September 30, 2025, an increase of $8,256,000. This increase was a result of an increase of $849,000 due to a change in volume as average interest-bearing assets increased $39,854,000 due to organic growth primarily in our Delaware market. As a result of the lower market interest rates, the yield on average interest earning liabilities decreased 30 basis points from 3.02% to 2.72% resulting in a decrease in interest expense of $4,715,000. The tax equivalent net interest margin increased from 3.09% for the first nine months of 2024 to 3.44% for the comparable period in 2025. The increase was primarily caused by the decrease in the cost of interest-bearing liabilities due to lower market interest rates in 2025 compared to 2024.

Index
Total tax equivalent interest income for the 2025 nine month period increased $3,541,000 as compared to the 2024 nine month period. This increase was a result of an increase of $874,000 due to a change in volume as average interest-bearing assets increased $39,854,0000. The yield on interest earning assets increased from 5.54% to 5.63% resulting in an increase in interest income of $2,667,000.

Tax equivalent investment income for the nine months ended September 30, 2025 increased $2,716,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 62 basis points to 2.98%.

•
The average balance of taxable securities increased $24,729,000, which resulted in an increase in investment income of $462,000. The yield on taxable securities increased 75 basis points from 2.32% to 3.07% as a result of lower yielding securities maturing and purchases made in a higher market interest rate environment. This resulted in an increase in investment income of $1,943,000.

•
The average balance of tax-exempt securities decreased $257,000, which resulted in a decrease in investment income of $8,000. The yield on taxable securities increased 28 basis points from 2.50% to 2.90%. This resulted in an increase in investment income of $319,000. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $1,126,000 for the nine months ended September 30, 2025 compared to the same period last year.

•
Interest income on residential mortgage loans decreased $73,000. The change due to rate was an increase of $481,000 as the average yield on residential mortgages increased from 5.84% to 5.99%. The average balance of residential mortgage loans decreased $10,018,000. This resulted in a decrease of $554,000 on total interest income due to volume.

•
The average balance of construction loans decreased $36,327,000 as a result of projects in our Delaware market and the southeast Pennsylvania market being completed and the related construction loans either transferring to other portfolios or being paid off. This resulted in a decrease of $1,961,000 on total interest income due to volume. The change due to rate was a decrease of $360,000 as the average yield on construction loans decreased from 7.43% to 7.16% as a result of a decrease in market interest rates in the last quarter of 2024 and the first half of 2025.

•
The average balance of commercial loans increased $37,416,000 from a year ago. The growth was primarily attributable to completed construction projects converting to permanent financing. This had a positive impact of $1,738,000 on total interest income due to volume. The yield decreased 0.01% to 6.40%, which decreased loan interest income $69,000.

•
Interest income on agricultural loans increased $1,245,000 from 2024 to 2025. The yield increased 31 basis points to 5.56% as a result of lower yielding loans maturing and repricing at higher rates, which increased loan interest income $837,000. The average balance of agricultural loans increased $10,225,000 from a year ago, resulting in an increase in interest income of $408,000.

•
The average balance of other loans increased $22,039,000 as a result of outstanding student loans. This resulted in an increase of $1,109,000 on total interest income due to volume. The average yield of other loans decreased 86 basis points to 7.21% as a result of a decrease in market interest rates in the last quarter of 2024 and the first nine months of 2025 resulting in a decrease in income of $393,000.

Total interest expense decreased $4,715,000 for the nine months ended September 30, 2025 compared with the comparative period last year as a result of a decrease in rate on interest-bearing liabilities. Interest expense increased $25,000 due to volume as a result of an increase in interest bearing liabilities of $14,993,000. The average rate paid on interest-bearing liabilities decreased from 3.02% to 2.72%. The decrease was driven by the Federal Reserve interest rate cuts in the second half of 2024, which caused interest expense to decrease $4,740,000.

Index
•
The average balance of interest bearing deposits increased $22,815,000 from September 30, 2024 to September 30, 2025. The increase was due to organic growth across all regions of the Company’s market areas. The effect of these volume changes was an increase in interest expense of $306,000. The average rate paid on interest bearing deposits was 2.43% for the first nine months of 2025 and 2.68% for the comparable period in 2024. This resulted in a decrease in interest expense of $3,513,000. The decrease was due to the Federal Reserve decreasing interest rates during the second half of 2024.

•
The average balance of other borrowed funds decreased $7,822,000. This resulted in a decrease in interest expense of $281,000. There was a decrease in the average rate paid on other borrowed funds from 4.91% to 4.42% due to the interest rate decreases by the Federal Reserve in the second half of 2024 that decreased borrowings costs resulting in a decrease in interest expense of $1,227,000.

Tax equivalent net interest income for the three months ended September 30, 2025 was $25,425,000 which compares to $21,570,000 for the same period last year.  This represents an increase of $3,855,000, or 17.9% and was primarily caused by a decrease in the rate paid on interest-bearing liabilities due the rate cuts made by the Federal Reserve in the second half of 2024.

Total tax equivalent interest income was $40,539,000 for the three month period ended September 30, 2025, compared to $38,935,000 for the comparable period last year, an increase of $1,604,000. This increase was a result of an increase of $1,607,000 due to lower yielding investments and loans maturing and investment security purchases, which resulted in the yield on average interest earning assets increasing 16 basis points from 5.58% to 5.74%.

Tax equivalent investment income for the three months ended September 30, 2025 increased $1,121,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 74 basis points to 3.17%.

•
The average balance of taxable securities increased $28,659,000, which resulted in an increase in investment income of $183,000. The yield on taxable securities increased 77 basis points from 2.41% to 3.18% as a result of lower yielding securities maturing and purchases made in a higher market interest rate environment. This resulted in an increase in investment income of $726,000.

•
The average balance of tax-exempt securities increased $6,296,000, which resulted in an increase in investment income of $40,000. The yield on tax-exempt securities increased 63 basis points from 2.50% to 3.13%. This resulted in an increase in investment income of $172,000.

Total loan interest income increased $554,000 for the three months ended September 30, 2025 compared to the same period last year, as a result of higher volume.

•
Interest income on residential mortgage loans decreased $95,000. The change due to rate was an increase of $73,000 as the average yield on residential mortgages increased from 5.95% to 6.03%. The average balance of residential mortgage loans decreased $11,631,000. This resulted in a decrease of $168,000 on total interest income due to volume.

•
The average balance of construction loans decreased $63,029,000 as a result of projects in our Delaware and southeast Pennsylvania markets being completed and the related construction loans either transferring to other portfolios or being paid off. This resulted in a decrease of $1,115,000 on total interest income due to volume. The change due to rate was a decrease of $236,000 as the average yield on construction loans decreased from 7.53% to 6.99% as a result of a decrease in market interest rates in the last quarter of 2024 and the first nine months of 2025.

Index
•
The average balance of commercial loans increased $80,451,000 from a year ago. The growth was primarily attributable to construction loans being replaced with permanent financing. This had a positive impact of $1,382,000 on total interest income due to volume. The yield increased 0.25% to 6.57% primarily due to the pay-offs of three relationships that at some point in their life were on non-accrual status, which increased loan interest income $803,000.

•
Interest income on agricultural loans increased $436,000 from 2024 to 2025. The yield increased 37 basis points to 5.75% as a result of lower yielding loans maturing and renewing at a higher yield, which increased loan interest income $338,000. The average balance of agricultural loans increased $6,155,000 from a year ago, resulting in an increase in interest income of $98,000.

•
The average balance of other loans decreased $20,844,000 as a result of outstanding student loans. This resulted in a decrease of $387,000 on total interest income due to volume. The average yield of other loans decreased 96 basis points to 7.14% due to the lower market interest rate environment in the first nine months of 2025, resulting in a decrease in income of $195,000.

Total interest expense decreased $2,251,000 for the three months ended September 30, 2025 compared with the comparative period last year as a result of a decrease in rate on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased from 3.06% to 2.67%. The decrease was driven by the Federal Reserve interest rate decreases in 2024, which caused interest expense to decrease $2,077,000.
•
The average balance of interest bearing deposits decreased $13,961,000 from September 30, 2024 to September 30, 2025 due to a decrease in brokered certificates of deposit. The effect of these volume changes was a decrease in interest expense of $208,000 due to decreases in NOW accounts and certificates of deposits, which were offset by increases in money market accounts. The average rate paid on interest bearing deposits was 2.37% for the third quarter of 2025 and 2.76% for the comparable period in 2024. This resulted in a decrease in interest expense of $1,766,000, driven by decreases in NOW accounts, money market accounts and certificates of deposits. The decreased rates were due to the Federal Reserve decreasing interest rates during the second half of 2024.

•
The average balance of other borrowed funds increased $1,723,000. This resulted in an increase in interest expense of $34,000. There was a decrease in the average rate paid on other borrowed funds from 4.84% to 4.46% due to the interest rate decreases by the Federal Reserve that decreased borrowings costs resulting in a decrease in interest expense of $311,000.

Provision for Credit Losses

For the nine month period ended September 30, 2025, we recorded a provision for credit losses of $1,875,000, which represents a decrease of $712,000 from the $2,587,000 provision recorded in the corresponding nine months of last year. The decrease in the provision in 2025 compared to 2024 was due to the amount of non-performing other commercial loans that were originated by HVBC that were reserved for or charged-off during 2024. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

For the three months ended September 30, 2025, we recorded a provision for credit losses of $500,000, which represents an increase of $700,000 from the ($200,000) provision recorded in the corresponding three months of last year. The change in the provision is due to the economic forecasts utilized in the calculation.

Index
Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine  months ended September 30, 2025 and 2024 (dollars in thousands):
	Nine months ended September 30,		Change
	2025	2024	Amount	%
Service charges	$4,192	$4,393	$(201)	(4.6)
Trust	593	629	(36)	(5.7)
Brokerage and insurance	2,071	1,773	298	16.8
Gains on loans sold	1,720	1,648	72	4.4
Equity security (losses) gains, net	56	127	(71)	(55.9)
Gain on sale of Braavo division	-	1,102	(1,102)	(100.0)
Earnings on bank owned life insurance	1,064	1,334	(270)	(20.2)
Other	1,250	1,056	194	18.4
Total	$10,946	$12,062	$(1,116)	(9.3)

	Three months ended September 30,		Change
	2025	2024	Amount	%
Service charges	$1,598	$1,636	$(38)	(2.3)
Trust	186	184	2	1.1
Brokerage and insurance	761	545	216	39.6
Gains on loans sold	709	752	(43)	(5.7)
Equity security gains, net	34	159	(125)	(78.6)
Earnings on bank owned life insurance	363	338	25	7.4
Other	203	141	62	44.0
Total	$3,854	$3,755	$99	2.6

Non-interest income for the nine months ended September 30, 2025 totaled $10,946,000, a decrease of $1,116,000 when compared to the same period in 2024. For the three months ended September 30, 2025, non-interest income increased $99,000 to $3,854,000. During the first nine months of 2025, net equity security gains amounted to $56,000 as a result of market gains associated with general banking stock gains compared with a $127,000 gain in the comparable 2024 period associated with market conditions for that period. There were no sales of available for sale securities during the first nine months of 2025 or 2024.

The increase in gains on loans sold for the nine month periods ended September 30, 2025 compared to 2024 is attributable higher market prices on the loans sold in 2025 compared to 2024. The decrease for the three month period is due a decrease in volume between the comparable periods. The decrease in earnings on bank owned life insurance for the nine month period is due to death benefits  received upon the passing of a former employee in 2024. During the first quarter of 2024, the Company completed the sale of certain assets acquired as part of the HVB acquisition, which included loans and accrued interest, and software, as well as transferring certain contracts, processes and employees of a division internally known as Braavo. The proceeds from the sale totaled $7.2 million and generated a pre-tax gain of $1.1 million.

Index
Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine months ended September 30,		Change
	2025	2024	Amount	%
Salaries and employee benefits	$30,189	$29,622	$567	1.9
Occupancy	3,858	3,805	53	1.4
Furniture and equipment	856	791	65	8.2
Professional fees	1,535	2,021	(486)	(24.0)
FDIC insurance	1,340	1,589	(249)	(15.7)
Pennsylvania shares tax	1,054	866	188	21.7
Amortization of intangibles	367	432	(65)	(15.0)
Software expenses	1,342	1,508	(166)	(11.0)
ORE expenses	198	246	(48)	(19.5)
Other	7,970	8,038	(68)	(0.8)
Total	$48,709	$48,918	$(209)	(0.4)

	Three months ended September 30,		Change
	2025	2024	Amount	%
Salaries and employee benefits	$9,924	$9,715	$209	2.2
Occupancy	1,320	1,215	105	8.6
Furniture and equipment	273	260	13	5.0
Professional fees	493	620	(127)	(20.5)
FDIC insurance	395	555	(160)	(28.8)
Pennsylvania shares tax	430	226	204	90.3
Amortization of intangibles	113	136	(23)	(16.9)
Software expenses	457	500	(43)	(8.6)
ORE expenses	6	84	(78)	(92.9)
Other	2,723	2,718	5	0.2
Total	$16,134	$16,029	$105	0.7

Non-interest expenses decreased $209,000 for the nine months ended September 30, 2025 compared to the same period in 2024. Salaries and employee benefits increased $567,000 or 1.9%. Full time equivalent employees (FTE) decreased 12.3 or 3.1% when comparing 2025 to 2024. This decrease in headcount helped to offset the increase in salary and benefit expense due to merit increases, increased profit sharing, vacation expenses, healthcare and other retirement expenses.

Professional fees decreased due to various legal matters in 2024 not continuing into 2025, of which $201,000 was related to the sale of the Braavo division. The decrease in FDIC insurance is due to an increase in the Bank’s leverage ratio, which provided for a lower rate in determining the expense. The decrease in ORE expenses is due to the recovery of expenses upon the pay-offs of certain non-accrual loans.

For the three months ended September 30, 2025, non-interest expenses increased $105,000 when compared to the same period in 2024. The changes in professional FDIC insurance and ORE expenses correspond to the changes for the nine month period. The increase in shares tax is due to timing of tax credit activities.

Provision for Income Taxes

The provision for income taxes was $6,063,000 for the nine month period ended September 30, 2025 compared to $4,304,000 for the same period in 2024. The increase is primarily attributable to the increase in income before the provision for income taxes of $8,013,000 for the comparable periods due to an increase in net interest income after the provision for credit losses. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 18.9% and 17.8% for the first nine months of 2025 and 2024, respectively, compared to the statutory rate of 21%.

For the three months ended September 30, 2025, the provision for income taxes was $2,355,000 compared to $1,714,000 for the same period in 2024. The increase is primarily attributable to the increase in income before the provision for income taxes of $3,110,000 for the comparable periods due to the increase in net interest income. Our effective tax rate was 19.1% and 18.5% for the three months ended September 30, 2025 and 2024, respectively.

Index
We are invested in seven limited partnerships that have established low-income housing projects in our market areas, with our most recent investments made in the second half of 2022. We are currently recognizing credits on three projects. The remaining four partnership credits are fully utilized as of December 31, 2023. We anticipate recognizing an aggregate of $7.8 million of tax credits over the next 11 years.

Financial Condition

Total assets were $3.06 billion at September 30, 2025, an increase of $30.7 million from $3.03 billion at December 31, 2024, due primarily to an increase in available for sale securities. Cash and cash equivalents decreased $11.1 million to $31.1 million. Available for sale securities increased $25.4 million. Total loans increased $21.4 million, while loans held for sale increased $3.9 million. Total deposits increased $29.2 million to $2.41 billion since year-end 2024, while borrowed funds decreased $18.1 million to $279.6 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $31.1 million at September 30, 2025 compared to $42.2 million at December 31, 2024. The decrease is due to a decrease in the cash held at the Federal Reserve.  Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$51,417	11.3	$53,487	12.5
U. S. Treasury notes	93,927	20.7	120,502	28.2
Obligations of state & political subdivisions	114,185	25.2	94,902	22.2
Corporate obligations	11,164	2.5	10,438	2.4
Mortgage-backed securities in government sponsored entities	180,664	39.9	146,583	34.3
Equity securities	1,803	0.4	1,747	0.4
Total	$453,160	100.0	$427,659	100.0

Index
	September 30, 2025/
	December 31, 2024
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(2,070)	(3.9)
U. S. Treasury notes	(26,575)	(22.1)
Obligations of state & political subdivisions	19,283	20.3
Corporate obligations	726	7.0
Mortgage-backed securities in government sponsored entities	34,081	23.3
Equity securities	56	3.2
Total	$25,501	6.0

Our investment portfolio increased by $25.5 million, or 6.0%, from December 31, 2024 to September 30, 2025. During 2025, we purchased $46.3 million of mortgage-backed securities in U.S government sponsored entities, $21.1 million of state and political subdivision bonds and $1.0 million of corporate obligations. We experienced $17.3 million of principal repayments and $37.9 million of calls and maturities. As a result of decreases in market interest rates, the unrealized loss on available for sale investment portfolio decreased $12.7 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ended September 30, 2025 yielded 2.98%, compared to 2.36% in the comparable period in 2024, on a tax equivalent basis.

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

Loans Held for Sale

Loans held for sale increased $3.9 million to $13.5 million as of September 30, 2025 from December 31, 2024 due to the third quarter typically having more residential real estate sales than the fourth quarter.

Index
Loans

The following table shows the composition of the loan portfolio as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30,		December 31,
	2025		2024
	Amount	%	Amount	%
Real estate:
Residential	$344,790	14.8	$351,398	15.2
Commercial	1,180,655	50.6	1,121,435	48.5
Agricultural	342,487	14.7	327,722	14.2
Construction	107,867	4.6	164,326	7.1
Consumer	109,458	4.7	109,505	4.7
Other commercial loans	171,345	7.3	155,012	6.7
Other agricultural loans	27,142	1.2	29,662	1.3
State & political subdivision loans	51,644	2.1	54,182	2.3
Total loans	2,335,388	100.0	2,313,242	100.0
Less allowance for credit losses	22,454		21,699
Net loans	$2,312,934		$2,291,543
	September 30, 2025/
	December 31, 2024
	Change
	Amount	%
Real estate:
Residential	$(6,608)	(1.9)
Commercial	59,220	5.3
Agricultural	14,765	4.5
Construction	(56,459)	(34.4)
Consumer	(47)	(0.0)
Other commercial loans	16,333	10.5
Other agricultural loans	(2,520)	(8.5)
State & political subdivision loans	(2,538)	(4.7)
Total loans	$22,146	1.0

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

Loan activity remained steady in the first months of 2025 with growth experienced across most markets even after some large pay-offs primarily in Delaware and our south east Pennsylvania market.

Index
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of September 30, 2025, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 290.0% of consolidated risk based capital. Construction, land and land development loans represented 36.0% of consolidated risk based capital as of September 30, 2025. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios. The Company continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans. As of September 30, 2025, management believes that it has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025
	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate	Amount	%	Amount	%	Amount	%
Residential Rental and Speculation	$5,753	0.49%	$186,433	15.79%	$192,186	16.28%
Multifamily Rental	-	0.00%	180,755	15.31%	180,755	15.31%
Student Housing	-	0.00%	49,647	4.21%	49,647	4.21%
Office	13,651	1.16%	67,906	5.75%	81,557	6.91%
Medical office	9,446	0.80%	7,606	0.64%	17,052	1.44%
Retail	45,745	3.87%	122,100	10.34%	167,845	14.22%
Self Storage	-	0.00%	11,347	0.96%	11,347	0.96%
Industrial/Flex/Warehouse	22,134	1.87%	55,314	4.69%	77,448	6.56%
Mixed Use	15,125	1.28%	84,637	7.17%	99,762	8.45%
Hotel/Motel	-	0.00%	98,796	8.37%	98,796	8.37%
Healthcare/Hospitals	6,851	0.58%	-	0.00%	6,851	0.58%
Schools/Higher Ed/Vocational	6,963	0.59%	7,181	0.61%	14,144	1.20%
Amusement/Entertainment	24,127	2.04%	4,510	0.38%	28,637	2.43%
Specialty	43,775	3.71%	23,667	2.00%	67,442	5.71%
Land	2,402	0.20%	56,538	4.79%	58,940	4.99%
Senior Living	-	0.00%	6,623	0.56%	6,623	0.56%
Food and beverage	15,118	1.28%	1,085	0.09%	16,203	1.37%
Other	2,395	0.20%	3,025	0.26%	5,420	0.46%
Total	$213,485	18.08%	$967,170	81.92%	$1,180,655	100.00%

Index
	December 31, 2024
	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate:	Amount	%	Amount	%	Amount	%
Residential Rental	$6,717	0.60%	$177,003	15.78%	$183,720	16.38%
Multifamily Rental	522	0.05%	175,314	15.63%	175,836	15.68%
Student Housing	-	0.00%	47,346	4.22%	47,346	4.22%
Office	11,280	1.01%	57,767	5.15%	69,047	6.16%
Medical office	10,549	0.94%	7,664	0.68%	18,213	1.62%
Retail	57,365	5.12%	114,620	10.22%	171,985	15.34%
Self Storage	1,921	0.17%	9,769	0.87%	11,690	1.04%
Industrial/Flex/Warehouse	24,387	2.17%	65,232	5.82%	89,619	7.99%
Mixed Use	21,051	1.88%	69,783	6.22%	90,834	8.10%
Hotel/Motel	43,178	3.85%	62,941	5.61%	106,119	9.46%
Healthcare/Hospitals	7,162	0.64%	-	0.00%	7,162	0.64%
Schools/Higher Ed/Vocational	934	0.08%	8,020	0.72%	8,954	0.80%
Amusement/Entertainment	16,896	1.51%	5,067	0.45%	21,963	1.96%
Specialty	26,545	2.37%	23,427	2.09%	49,972	4.46%
Land	2,800	0.25%	49,111	4.38%	51,911	4.63%
Senior Living	-	0.00%	5,978	0.53%	5,978	0.53%
Other	1,865	0.17%	9,221	0.82%	11,086	0.99%
Total	$233,172	20.79%	$888,263	79.21%	$1,121,435	100.00%

The following table provides a breakdown of our construction loan portfolio by collateral type as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025		December 31, 2024
Construction	Amount	%	Amount	%
Residential	$27,418	25.42%	$59,334	36.11%
Multifamily	22,509	20.87%	49,838	30.33%
Office	4,123	3.82%	8,456	5.15%
Retail	305	0.28%	2,299	1.40%
Self Storage	13,388	12.41%	11,986	7.29%
Industrial/Flex/Warehouse	19,757	18.32%	15,337	9.33%
Mixed Use	7,611	7.06%	7,580	4.61%
Hotel/Motel	-	0.00%	623	0.38%
Schools/Higher Ed/Vocational	-	0.00%	3,464	2.11%
Agricultural and land	10,489	9.72%	4,528	2.76%
Food and beverage	1,537	1.42%	-	0.00%
Other	730	0.68%	881	0.54%
Total	$107,867	100.00%	$164,326	100.00%

The Company obtains an independent appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The independent appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio ("LTV"). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at September 30, 2025 (dollars in thousands):

LTV Range	Number of Loans	Amount	%
0%-25%	836	$168,724	14.29%
25.01%-50%	554	344,527	29.18%
50.01%-60%	287	233,752	19.80%
60.01%-70%	345	277,047	23.47%
70.01%-75%	138	116,900	9.90%
75.01%-80%	38	27,669	2.34%
>80%	11	12,036	1.02%
Total	2,209	$1,180,655	100.00%

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

Allowance for Credit Losses - Loans

The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $22,454,000 or 0.96% of total loans as of September 30, 2025 as compared to $21,699,000 or 0.94% of loans as of December 31, 2024. The $410,000 increase is a result of a $1,137,000 provision for credit losses – loans less net charge-offs of $727,000. Net charge-offs for 2024 are driven by loans acquired as part of the HVBC acquisition due to collateral value deterioration and non-payment. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30,		December 31
	2025		2024
	Amount	%	Amount	%
Real estate loans:
Residential	$3,210	14.8	$1,940	15.2
Commercial	9,453	50.6	9,174	48.5
Agricultural	4,804	14.7	3,529	14.2
Construction	967	4.6	1,402	7.1
Consumer	1,325	4.7	1,338	4.7
Other commercial loans	2,431	7.3	3,766	6.7
Other agricultural loans	125	1.2	133	1.3
State & political subdivision loans	58	2.1	61	2.3
Unallocated	81	N/A	356	N/A
Total allowance for credit losses - loans	$22,454	100.0	$21,699	100.0

Index
The following table provides information related to credit loss experience and loan quality for the nine months ended September 30, 2025 and the year ended December 31, 2024 (dollars in thousands).

September 30, 2025	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$1,270	$-	$347,071	0.00%	0.93%	1.17%	79.79%
Commercial	319	(40)	1,138,860	0.00%	0.80%	0.81%	99.39%
Agricultural	1,275	-	330,288	0.00%	1.40%	0.63%	223.34%
Construction	(435)	-	149,505	0.00%	0.90%	1.44%	62.31%
Consumer	257	(270)	94,947	(0.28%)	1.21%	0.71%	170.31%
Other commercial loans	(915)	(420)	163,015	(0.26%)	1.42%	1.23%	115.43%
Other agricultural loans	(8)	-	28,856	0.00%	0.46%	1.48%	31.02%
State & political subdivision loans	(3)	-	53,004	0.00%	0.11%	0.00%	NA
Unallocated	(275)	-	-	NA	NA	NA	NA
Total	$1,485	$(730)	$2,305,546	(0.03%)	0.96%	0.88%	109.40%

December 31, 2024
Real estate:
Residential	$(409)	$(5)	$356,292	0.00%	0.55%	0.82%	67.57%
Commercial	(4)	-	1,109,075	0.00%	0.82%	1.28%	63.87%
Agricultural	265	-	324,500	0.00%	1.08%	1.24%	86.88%
Construction	(548)	-	182,714	0.00%	0.85%	0.17%	495.41%
Consumer	11	(85)	83,916	(0.10%)	1.00%	0.75%	133.53%
Other commercial loans	3,993	(2,540)	156,847	(1.62%)	2.87%	1.97%	145.86%
Other agricultural loans	(137)	-	26,088	0.00%	0.45%	1.81%	24.77%
State & political subdivision loans	16	-	55,919	0.00%	0.11%	0.00%	NA
Unallocated	(11)	-	-	NA	NA	NA	NA
Total	$3,176	$(2,630)	$2,295,351	(0.11%)	0.94%	1.11%	84.43%

The credit loss expense for the first nine months of 2025 was driven by the economic forecast and the annual update of the loss driver analysis. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2024. For residential loans, the historical loss rate increased, while the prepayment speed slowed resulting in an increased provision. For other commercial loans the historical loss rate decreased in the annual update resulting in a decrease in the provision for 2025. These changes in credit loss expense drove the change in the allowance to total loans by segment when compared to December 31, 2024 as net-charge offs for these segments were minimal for 2025.

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of September 30, 2025. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, credit loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Credit Losses - Loans” to the consolidated financial statements.

The following table is a summary of our non-performing assets as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
(dollars in thousands)	2025	2024
Non-performing loans:
Non-accruing loans	$20,524	$25,701
Accrual loans - 90 days or more past due	37	276
Total non-performing loans	20,561	25,977
Foreclosed assets held for sale	2,434	2,635
Total non-performing assets	$22,995	$28,612

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2024 to September 30, 2025 in non-performing loans (in thousands).  Non-performing loans include  accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	September 30, 2025				December 31, 2024
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$2,632	$3	$4,023	$4,026	$1,527	$-	$2,871	$2,871
Commercial	3,044	3	9,511	9,514	3,915	-	14,364	14,364
Agricultural	1,207	-	2,151	2,151	383	269	4,062	4,331
Construction	-	-	1,552	1,552	1,119	-	283	283
Consumer	481	14	778	792	312	7	1,002	1,009
Other commercial loans	5,859	17	2,106	2,123	760	-	2,582	2,582
Other agricultural loans	5	-	403	403	-	-	537	537
Total nonperforming loans	$13,228	$37	$20,524	$20,561	$8,016	$276	$25,701	$25,977

Index
	Change in Non-Performing Loans
	September 30, 2025 /December 31, 2024
(in thousands)	Amount	%
Real estate:
Residential	$1,155	40.2
Commercial	(4,850)	(33.8)
Agricultural	(2,180)	(50.3)
Construction	1,269	448.4
Consumer	(217)	(21.5)
Other commercial loans	(459)	(17.8)
Other agricultural loans	(134)	(25.0)
Total nonperforming loans	$(5,416)	(20.8)

Nonperforming loans decreased $5.4 million during the first nine months of 2025. During the first nine months of 2025, one construction loan relationship was placed on non-accrual status and two commercial relationship and two agricultural relationships were removed from non-accrual status. Additionally, three loans that were on non-accrual status paid off during 2025, which also contributed to the decrease in non-performing loans. All non-performing commercial, agricultural and construction loans are reviewed on an individual basis to determine the need for a specific reserve at quarter end. In addition, non-performing residential loans with a balance in excess of $150,000 are individually evaluated. The specific reserves for these non-performing loans as of September 30, 2025 was $592,000. In addition, the Bank policy is to reserve 100% of all non-performing student loans. The reserve for these loans was $778,000 as of September 30, 2025.

Management believes that the allowance for credit losses - loans September 30, 2025 was adequate at that date, which was based on the following factors:
•	Specific reserves for non-performing loans total $1,370,000.
•	The Company has a history of low charge-offs, which were 0.05% of average loans on an annualized basis for 2025 and 0.11% for 2024, which included the charge-offs related to the Braavo loans.

Bank Owned Life Insurance

The Company owns bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of September 30, 2025, and December 31, 2024, the cash surrender value of the life insurance was $51.1 million and $50.3 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $1,064,000 and $1,334,000 for the nine month periods ended September 30, 2025 and 2024, respectively. During the nine months of 2025 and 2024, the Company received proceeds of $272,000 and $1,147,000, respectively, which included death benefits of $326,000 during 2024 on a former employee of the Company. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies and acquired as part of the HVBC acquisition are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of an acquisition in 2015 provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of September 30, 2025 and December 31, 2024, included in other liabilities on the Consolidated Balance Sheet was a liability of $525,000 and $514,000, respectively, for the obligation under the split-dollar benefit agreements.

Index
Premises and Equipment

Premises and equipment increased $113,000 to $21,508,000 as of September 30, 2025 from December 31, 2024 as a result of purchases of equipment.

Other assets

Other assets decreased $4.7 million to $50.0 million as of September 30, 2025 from December 31, 2024. The primary drivers of the decrease was the receipt of payment related to a loan participation and a decrease in taxes receivable.

Deposits

The following table shows the composition of deposits as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30,		December 31,
	2025		2024
	Amount	%	Amount	%
Non-interest-bearing deposits	$522,169	21.7	$532,776	22.4
Interest bearing demand deposits	23,453	1.0	18,004	0.8
NOW accounts	612,751	25.4	581,673	24.4
Savings deposits	280,248	11.6	292,918	12.3
Money market deposit accounts	503,001	20.9	434,856	18.3
Certificates of deposit	469,581	19.4	521,801	21.8
Total	$2,411,203	100.0	$2,382,028	100.0

	September 30, 2025/
	December 31, 2024
	Change
	Amount	%
Non-interest-bearing deposits	$(10,607)	(2.0)
Interest bearing demand deposits	5,449	30.3
NOW accounts	31,078	5.3
Savings deposits	(12,670)	(4.3)
Money market deposit accounts	68,145	15.7
Certificates of deposit	(52,220)	(10.0)
Total	$29,175	1.2

Deposits increased $29.24 million since December 31, 2024. The increase in deposits was driven by increases in state and political organizations that collected real estate taxes in the third quarter of 2025, that were deposited into money market and NOW accounts, offset by decreases in brokered deposits. We continue to see customer funds being transferred to higher-yielding investment alternatives. Brokered deposits totaled $60.0 million and $93.1 million as of September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the Bank estimates that balances held by customers in excess of the FDIC insurance limit ($250,000 per insured account) totaled $1.17 billion, or 48.5% of the Bank’s total deposits. Included in this balance are balances held through Intrafi, which provides customers with additional FDIC insurance, as well as deposits collateralized by securities  or letters of credit (almost exclusively municipal deposits). The total of these items was $681.4 million, or 28.3% of the Bank’s total deposits, as of September 30, 2025.

Borrowed Funds

Borrowed funds were $279.6 million and $297.7 million as of September 30, 2025 and December 31, 2024, respectively. The decrease in borrowed funds was due to the increase in deposit levels through September 30, 2025.

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

Total stockholders’ equity was $327,682,000 at September 30, 2025 compared to $299,734,000 at December 31, 2024, an increase of $27,948,000, or 9.3%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $19,077,000, or 5.9%. The accumulated comprehensive loss decreased $8,871,000, which was primarily the result of the increase in fair value of the Company’s available for sale investment portfolio caused by the decrease in longer term market interest rates. For the first nine months of 2025, the Company had net income of $26,089,000 and declared cash dividends of $7,146,000, or $1.48 per share, representing a cash dividend payout ratio of 27.4%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments due to changes in market interest rates. As a result of decreases in longer term market interest rates, accumulated other comprehensive loss decreased approximately $8,871,000 from December 31, 2024.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. There is a two quarter grace period for a qualifying community bank to return to 9% as long as the CBLR is least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categorie44ill apply. At September 30, 2025, the Bank leverage ratio under the CBLR framework was 9.44%, which meets the 9.0% requirement to be considered “well-capitalized”  under the CBLR. The Bank leverage ratio as of December 31, 2024 was 8.99%, which did not meet the ratio to be considered “well-capitalized”  under the CBLR as of December 31, 2024. As such, the following table provides the Bank’s computed risk‑based capital ratios as of December 31, 2024, which reflects the Bank being well capitalized at that date (dollars in thousands):

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

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Commitments to extend credit	$482,403	$432,123
Standby letters of credit	11,666	9,799
	$494,069	$441,922
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$1,066	$676

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one-time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2025 and December 31, 2024 was $12,509,000 and $13,006,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first nine months of 2025 were $1,225,000 compared to $852,000 during the same time period in 2024.

Index
Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $1.09 billion, of which $455.8 million was outstanding, at September 30, 2025. The Bank also has two federal funds line with third party providers for $34.0 million as of September 30, 2025, which are unsecured and were undrawn upon as of September 30, 2025. The Company also has a borrower in custody line with the Federal Reserve Bank of approximately $14.4 million, which also was not drawn upon as of September 30, 2025. The Company has a $15.0 million line of credit with a New York community bank, which also was not drawn upon as of September 30, 2025. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2025, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $4.2 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At September 30, 2025, the Company has equity securities that represent only 0.06% of its total assets and, therefore, equity risk is not significant.

The primary components of interest-sensitive assets include adjustable-rate loans and investments, loan repayments, investment maturities and money market investments.  The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit and short-term borrowings.  Savings deposits, NOW accounts and money market investor accounts are considered core deposits and are not short-term interest sensitive (except for the top-tier money market investor accounts, typically held by local governments, which are paid current market interest rates).

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

Index
The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of September 30, 2025 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-400 Shock	$112,064	$11,073	10.96
-300 Shock	107,661	6,670	6.60
-200 Shock	105,208	4,217	4.18
-100 Shock	103,162	2,171	2.15
Base	100,991	-	-
+100 Shock	98,090	(2,901)	(2.87)
+200 Shock	94,876	(6,115)	(6.05)
+300 Shock	91,866	(9,125)	(9.04)
+400 Shock	88,830	(12,161)	(12.04)

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

Index
(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. At September 30, 2025, the risk factors of the Company have not changed materially from those reported in our 2024 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/25 to 7/31/25	-	$0.00	-	144,418
8/1/25 to 8/31/25	1,215	$62.05	1,215	143,203
9/1/25 to 9/30/25	-	$0.00	-	143,203
Total	1,215	$62.05	1,215	143,203

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

Additionally, during the quarter ended September 30, 2025, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the Amended and Restated First Citizens Community Bank Annual Incentive Plan.

Index
Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc.
(Registrant)

November 6, 2025	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2025	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)