Form 10-K
period 2025-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2026-03-12
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2265045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par value $1.00 per share	CZFS	The Nasdaq Stock Market, LLC
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

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
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended reporting transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $264,808,000 as of June 30, 2025.

As of March 3, 2026, there were 4,807,219 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders.

Citizens Financial Services, Inc.
Form 10-K

Index
PART I
ITEM 1 – BUSINESS.

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on April 30, 1984 to be the holding company for First Citizens Community Bank (the “Bank”), a Pennsylvania-chartered bank and trust company. During 2020, CZFS Acquisition Company, LLC (“CZFS”) was formed as a wholly owned subsidiary of the Company, and subsequently the Company’s interest in the Bank was transferred to CZFS to facilitate the merger with MidCoast Community Bancorp, Inc. (“MidCoast”) and its wholly owned subsidiary, MidCoast Community Bank (“MC Bank”), which was completed on April 17, 2020. During 2024, the Company terminated the corporate existence of CZFS and the interest in the Bank was transferred back to the Company. On June 16, 2023, the Company acquired HV Bancorp, Inc. (“HVBC”) and its wholly owned subsidiary, Huntingdon Valley Bank (“HVB”). The Company is primarily engaged in the ownership and management of CZFS, its subsidiary, the Bank and the Bank’s wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA LLC (“Realty”). During 2024, the Bank terminated the corporate existence of Realty.

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

The Bank’s main office is located at 15 South Main Street, Mansfield (Tioga County), Pennsylvania. In addition to the main office in Mansfield, the Bank operates 38 full service offices, two limited branch offices and two mortgage centers in its market areas. The Bank’s north central, Pennsylvania market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter, Lycoming and Tioga in north central Pennsylvania. It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York. The south-central Pennsylvania market consists of Lebanon county and portions of Berks, Lancaster and Schuylkill Counties in Pennsylvania. The Central Pennsylvania market consists of our offices in Centre, Clinton, Lycoming and Union counties and the surrounding communities. Our Delaware market consists of Wilmington and Dover, Delaware and portions of Chester County, Pennsylvania and was due to the MidCoast acquisition, which added two offices in Wilmington, Delaware and one office in Dover, Delaware. In November of 2020, the Bank opened a full-service branch in Chester County, Pennsylvania and in 2024, the Bank opened a limited production office in Georgetown, Delaware. The south east Pennsylvania market consists of Montgomery, Bucks and Philadelphia counties in Pennsylvania, as well as Burlington County New Jersey and was the result of the HVBC acquisition. The economy of the Bank’s market areas are diversified and include manufacturing industries, wholesale and retail trade, service industries, agricultural and the production of natural resources of gas and timber. We are dependent geographically upon the economic conditions in north central, central and south-central Pennsylvania, the southern tier of New York and the cities and surrounding areas of Wilmington and Dover, Delaware.

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

Index
COMPETITION

The banking industry in the Bank’s service areas is intensely competitive, with competitors including local community banks, larger regional banks, and financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, mortgage banking firms, financial companies, financial affiliates of industrial companies, FinTech and internet entities, and government sponsored agencies, such as Freddie Mac, Fannie Mae and Farm Credit. Competitive pressures continue to increase in our service areas as entities seek both loan and deposit growth, as well as geographic expansion. The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Additional information related to our business and competition is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

HUMAN CAPITAL RESOURCES

At December 31, 2025, we had a total of 405 employees, including 32 part-time and 8 commissioned employees and of which approximately 71% are women. The full-time equivalent of our total employees at December 31, 2025 was 380. As a financial institution, approximately 42% of our employees are employed at our branch and loan production offices. The success of our business is highly dependent on our employees, who provide value to our customers and communities through their dedication to our mission. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

We encourage and support the growth and development of our associates and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through internally developed training programs and specialty education within banking and using universities that offer Banking Management programs. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. At December 31, 2025, 19% of our current staff had been with us for fifteen years or more.

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

SUPERVISION AND REGULATION

GENERAL

The Bank is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking and Securities (“PDB”) and, as a member of the Federal Reserve System, by the Board of Governors of the Federal Reserve System (the “FRB”). Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, terms of deposit accounts, loans a bank makes, the interest rates a bank charges and collateral a bank takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. The Company is registered as a bank holding company and is subject to supervision and regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”).

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

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act, (“CRA”), as implemented by FRB regulations, provides that the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FRB, in connection with its examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain corporate applications by such institution, such as mergers and branching. The Bank’s most recent rating was “Satisfactory”. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

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

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy, as discussed above. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2025, the Bank’s leverage ratio was 9.54%, which is more than the ratio required to be considered “well-capitalized” under the CBLR framework.

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

Subject to a narrow exception, a receiver or conservator must be appointed for an institution that is “critically undercapitalized” within specified time frames. The regulations also provide that a capital restoration plan must be filed with the FRB within 45 days of the date an institution is deemed to have received notice that it is “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. Compliance with the capital restoration plan must be guaranteed by any parent holding company up to the lesser of 5% of the depository institution’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FRB could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

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

Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings. In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain. Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2025, without prior regulatory approval, aggregate dividends of approximately $21.1 million, plus net profits earned to the date of such dividend declaration.

BANK SECRECY ACT

Under the Bank Secrecy Act (“BSA”), banks and other financial institutions are required to retain records to assure that the details of financial transactions can be traced if investigators need to do so. Banks are also required to report most cash transactions in amounts exceeding $10,000 made by or on behalf of their customers. Failure to meet BSA requirements may expose the Bank to statutory penalties, and a negative compliance record may affect the willingness of regulating authorities to approve certain actions by the Bank requiring regulatory approval, including acquisitions and opening new branches.

INSURANCE OF DEPOSIT ACCOUNTS

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations.

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

FEDERAL RESERVE SYSTEM

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). These reserve requirements are subject to annual adjustment by the FRB. For 2025, the Bank would have been required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to and including $645.8 million, plus 10% on the remainder, and the first $37.8 million of otherwise reservable balances would have been exempt. In March 2020, the FRB reduced all reserve requirements to zero in response to the COVID-19 pandemic.

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

•
The USA PATRIOT Act, which requires banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements also applicable to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

A bank holding company that meets specified conditions, including that its depository institutions subsidiaries are “well capitalized” and “well managed,” can opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted to a typical bank holding company. Such activities can include insurance underwriting and investment banking. The Company does not anticipate opting for “financial holding company” status at this time.

The Company is exempt from the FRB’s consolidated capital adequacy guidelines for bank holding companies because the Company’s consolidated assets are less than $3.0 billion as of June 30, 2025. The FRB consolidated capital adequacy guidelines are at least as stringent as those required for the subsidiary depository institutions.

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

The Corporation’s management and Board of Directors, through the Asset-Liability Committee (the “ALCO”), monitor liquidity and the ALCO establishes and monitors acceptable liquidity ranges. The Bank actively manages its liquidity position through target ratios. Continual monitoring of these ratios, both historical and through forecasts under multiple rate scenarios, allows the Bank to employ strategies necessary to maintain adequate liquidity.

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

Index
Our allowance for credit losses amounted to $22.8 million, or 0.97% of total loans outstanding and 85.7% of nonperforming loans, on December 31, 2025. Our allowance for credit losses at December 31, 2025 may not be sufficient to cover future credit losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings.

During 2023, the Bank implemented ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets. The underlying premise of the update was that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement was affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The implementation of this standard did result in a decrease of $2.2 million to the Company’s allowance for credit losses effective January 1, 2023 compared to December 31, 2022.

Our emphasis on commercial real estate, agricultural real estate, construction and other commercial loan lending may expose us to increased lending risks.

At December 31, 2025, we had $1.22 billion in loans secured by commercial real estate, $347.4 million in agricultural real estate loans, $94.0 million in construction loans and $179.2 million in other commercial loans. Commercial real estate loans, agricultural real estate, construction and other commercial loans represented 51.8%, 14.8%, 4.0% and 7.6%, respectively, of our loan portfolio. At December 31, 2025, we had $18.3 million of reserves specifically allocated to these loan types. While commercial real estate, agricultural real estate, construction and other commercial loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. We monitor loan concentrations on an individual relationship and industry wide basis to monitor the amount of risk we have in our loan portfolio.

Agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower’s control.

At December 31, 2025, our agricultural loans, consisting primarily of agricultural real estate loans and other agricultural loans, totaled $377.7 million, representing 16.1% of our total loan portfolio. The primary activities of our agricultural customers include dairy and beef farms, poultry and swine operations, crops and support businesses.  Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. Weaker prices could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land, animals and equipment that serves as collateral for certain of our loans. At December 31, 2025, the Company had loans to the dairy industry totaling $114.6 million, or 4.9% of total loans and 30.3% of total agricultural loans compared to 4.8% of total loans and 31.3% of total agricultural loans at December 31, 2024. As of December 31, 2025, we have loans to poultry producers for layers, broilers and turkeys totaling $110.2 million, or 4.7% of total loans and 29.2% of total agricultural loans.

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

•	access to technology and the successful implementation of production technologies;
•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers;
•	and disruptions in the supply chain and the processing of product and delivery to the final retail channel

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

We have actively engaged in loan participations whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. We underwrite any loan we participate in as if we are originating the loan. The primary difference is that financial information is received from the participating financial institution and not the borrower. The loans we participate in as a purchaser totaled $121.0 million and $95.9 million at December 31, 2025 and 2024, respectively. As a percent of total loans, participation purchased loans were 5.1%, and 4.2% as of December 31, 2025 and 2024, respectively.  Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.

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

As a result of acquisitions, the Bank acquired a portfolio of loans sold to the FHLB, which were sold under the Mortgage Partnership Finance Program (“MPF”). While the Bank was not an active participant in the MPF program in 2025, we continue to evaluate the program to see if it would be beneficial to our customers and our performance. The MPF portfolio balance was $7,774,000 at December 31, 2025. The FHLB maintains a first-loss position for the MPF portfolio that totals $171,000. Should the FHLB exhaust its first-loss position, recourse to the Bank’s credit enhancement would be up to the next $197,000 of losses. The Bank has not experienced any losses for the MPF portfolio.

RISKS RELATED TO OUR MARKET AREA

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Lycoming, Potter, and Tioga in north central Pennsylvania, Lebanon, Schuylkill, Berks and Lancaster in south central, Pennsylvania, Centre and Clinton in central Pennsylvania, and Allegany, Steuben, Chemung and Tioga Counties in southern New York. In Delaware, we consider the cities and surrounding areas of Wilmington and Dover, Delaware, as well as Kennett Square, Pennsylvania in Chester County, as primary market areas. With the acquisition of HVBC, we have expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branches, four mortgage centers and one business banking facility. The majority of the Bank’s loans and deposits come from households and businesses whose primary address is located in the Bank’s primary market areas. Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market areas. Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania, New York, New Jersey and Delaware could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

The Bank faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates. Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to increase the volume of our loan and deposit portfolios. As of June 30, 2025, which is the most recent date for which information is made available by the FDIC, we held 34.1% of the FDIC insured deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the second largest share of deposits out of eight financial institutions with offices in the area, and 6.1% of the FDIC insured deposits in Allegany County, New York, which was the third largest share of deposits out of three financial institutions with offices in this area. As of June 30, 2025, we held 9.1% of the FDIC insured deposits in Lebanon County, Pennsylvania, which was the fourth largest share out of the 12 financial institutions with offices in the County. As of June 30, 2025, we held 3.7% of the FDIC insured deposits in Clinton County, Pennsylvania, which was the eighth largest share out of the eight financial institutions with offices in the County. Our offices in Berks, Centre, Chester, Lancaster, Lycoming, Schuylkill, Montgomery, Bucks and Philadelphia Counties of Pennsylvania and our offices in Wilmington and Dover, Delaware and Burlington, New Jersey all have less than 3% of the FDIC insured deposits of the corresponding County as of June 30, 2025. This data does not include deposits held by credit unions. Competition also makes it more difficult to hire employees and more expensive to retain experienced employees. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide. Management expects competition to increase in the future as a result of legislative, regulatory and technological changes (fintech) and the continuing trend of consolidation in the financial services industry. The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

Index
Disintermediation of Banks

Customers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Customers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation, could significantly affect the competition for financial services. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of deposits would also decrease the amount of funds available to lend back to our communities. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures than us. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Our ability to compete successfully depends on a number of factors, including, among other things, (i) the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; (ii) the ability to expand within our marketplace and with our market position; (iii) the scope, relevance and pricing of products and services offered to meet customer needs and demands; (iv) the rate at which we introduce new products and services relative to our competitors; (v) customer satisfaction with our level of service; and (vi) industry and general economic trends. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to the Company, adversely impacting the Company’s liquidity and ability to pay dividends. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2025, the book value of our goodwill was $85.8 million, all of which was recorded at the Bank.

Index
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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C – CYBERSECURITY

Risk Management and Strategy

Cybersecurity is a critical component of our risk management program, given the increasing reliance on technology and potential of cyber threats. Our Information Security Officer is primarily responsible for the cybersecurity / information security program. The Information Security Officer reports directly to the Chief Operating Officer and periodically reports to the Audit and Examination Committee of our board of directors.

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

We employ a layered defensive strategy when designing our cybersecurity controls. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations, and tabletop exercises. We engage in regular monitoring and assessments of our technology infrastructure using internal staff and third-party specialists. We conduct ongoing social engineering testing and training across our entire employee base. We maintain a vendor management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. Our internal audit group, as well as our independent auditors periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

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

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. The Bank owns twenty-five banking facilities and leases twenty-two other facilities.

The net book value of owned banking facilities and leasehold improvements totaled $16,857,000 as of December 31, 2025. The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

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

Index
As of March 3, 2026, the Company had 1,793 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2025:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/25 to 10/31/25	-	$0.00	-	143,203
11/1/25 to 11/30/25	2,080	$56.06	2,080	141,123
12/1/25 to 12/31/25	985	$55.82	985	140,138
Total	3,065	$55.85	3,065	140,138

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

Additionally, during the quarter ended December 31, 2025, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the Amended and Restated First Citizens Community Bank Annual Incentive Plan. Additionally, during the quarter ended December 31, 2025, certain employees resigned from the Company and forfeited unvested restricted shares awarded to them through the Amended and Restated First Citizens Community Bank Annual Incentive Plan.

Performance Graph

The performance graph below compares the cumulative total shareholder return on Citizens Financial Services, Inc. Common Stock with the cumulative total return on the equity securities of companies included in the Russell 3000 Index and the KBW NASDAQ Regional Banking index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2020 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index
Copyright© 2026 Russell Investment Group. All rights reserved.

	12/20	12/21	12/22	12/23	12/24	12/25

Citizens Financial Services, Inc.	100.00	112.91	148.10	129.87	133.40	125.46
Russell 3000	100.00	125.66	101.53	127.88	158.32	185.47
KBW NASDAQ Regional Banking	100.00	136.64	127.17	126.66	143.38	152.71

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
•
A budget impasse in the Commonwealth of Pennsylvania and/or a Federal Government shutdown could impact our asset values, liquidity and profitability as a result of either delayed or reduced funding to school districts and municipalities who are customers of the Bank, as well as individuals who receive state and federal benefits.

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

The Company engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Lycoming, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York. In Delaware, the primary areas are the Cities of Wilmington and Dover and the surrounding area. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. With the HVBC acquisition, we have expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branches, four mortgage centers and one business banking facility. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 47 banking facilities, 39 of which operate as bank branches. In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square, Warrington, Williamsport, Plumsteadville, Philadelphia, two branches near the city of Lebanon and two branches in Huntington Valley. The Company has limited branch offices located in Winfield, Pennsylvania and Georgetown, Delaware. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. The mortgage centers acquired as part of the acquisition are located in Huntington Valley, PA and Mount Laurel, NJ. The business banking facility is located in Philadelphia, PA. In the fourth quarter of 2023, we opened a branch in Williamsport, Pennsylvania. During 2024, the Montgomeryville, PA mortgage office was closed and the Georgetown office was opened.

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

TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES

Our Investment and Trust Division is committed to helping our customers meet their financial goals. The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts. In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2025, and 2024, assets owned and invested by customers of the Bank through the Bank’s investment representatives totaled $317,895,000 and $395,869,000 million, respectively. Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2025 and 2024 of $194,841,000 and $180,710,000, respectively. During the year ended December 31, 2025, $3,918,000 of new trust accounts were opened, $8,312,000 of additional contributions to trust accounts were made, $15,622,000 was distributed from trust accounts, and $2,081,000 of accounts were closed. As a result of market fluctuations, the fair value of the trust accounts increased approximately $19,604,000 during the year ended December 31, 2025. The following table reflects trust accounts by investment type and structure:

(market values - in thousands)	2025	2024
INVESTMENTS:
Bonds	$19,721	$18,432
Stock	30,970	32,804
Savings and Money Market Funds	22,242	21,496
Mutual Funds	105,599	91,846
Mineral interests	3,760	3,000
Mortgages	718	738
Real Estate	9,807	9,812
Miscellaneous	2,024	2,582
TOTAL	$194,841	$180,710
ACCOUNTS:
Trusts	54,244	51,232
Guardianships	745	330
Employee Benefits	74,067	67,275
Investment Management	65,784	61,871
Custodial	1	2
TOTAL	$194,841	$180,710

Our financial consultants offer full service brokerage and financial planning services throughout the Bank’s market areas. Appointments can be made at any Bank branch. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

RESULTS OF OPERATIONS

Net income for the year ended December 31, 2025 was $36,572,000, which represents an increase of $8,754,000, or 31.5%, when compared to 2024 primarily due to an increase in net interest income after the provision for credit losses of $11,758,000. Net income for the year ended December 31, 2024 was $27,818,000, which represents an increase of $10,007,000, or 56.2%, when compared to 2023 due primarily to the absence of one-time costs associated with the HVBC acquisition that were recognized in 2023. Basic earnings per share were $7.62, $5.80 and $3.98 for 2025, 2024 and 2023, respectively, while diluted earnings per share were $7.62, $5.79 and $3.98 for 2025, 2024 and 2023, respectively.

Net income is influenced by five key components: net interest income, provision for credit losses, non-interest income, non-interest expenses, and the provision for income taxes.

Index
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

Analysis of Average Balances and Interest Rates
	2025			2024			2023
	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	23,767	384	1.62	28,264	730	2.58	24,470	572	2.34
Total short-term investments	23,767	384	1.62	28,264	730	2.58	24,470	572	2.34
Interest bearing time deposits at banks	3,820	118	3.09	3,878	121	3.09	5,255	164	3.10
Investment securities:
Taxable (6)	378,387	11,610	3.07	359,724	8,685	2.41	383,241	8,043	2.10
Tax-exempt (3)	109,125	3,324	3.05	105,141	2,650	2.52	112,806	2,866	2.54
Total investment securities	487,512	14,934	3.06	464,865	11,335	2.44	496,047	10,909	2.20
Loans:
Residential mortgage loans	346,313	20,841	6.02	356,292	20,758	5.83	290,971	15,918	5.47
Construction loans	135,920	9,744	7.17	182,714	13,607	7.45	135,315	9,485	7.01
Commercial Loans	1,320,836	84,059	6.36	1,265,922	80,849	6.39	1,101,452	66,105	6.00
Agricultural Loans	362,880	21,227	5.85	350,588	18,978	5.41	342,980	17,061	4.97
Loans to state & political subdivisions	52,730	2,071	3.93	55,919	2,213	3.96	59,308	2,299	3.88
Other loans	96,097	6,898	7.18	83,916	6,717	8.00	74,555	5,660	7.59
Loans, net of discount (2)(3)(4)	2,314,776	144,840	6.26	2,295,351	143,122	6.24	2,004,581	116,528	5.81
Total interest-earning assets	2,829,875	160,276	5.66	2,792,358	155,308	5.56	2,530,353	128,173	5.07
Cash and due from banks	9,727			9,306			9,341
Bank premises and equipment	21,638			21,124			19,871
Other assets	180,011			183,674			139,474
Total non-interest earning assets	211,376			214,104			168,686
Total assets	3,041,251			3,006,462			2,699,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Business Interest Checking	20,148	179	0.89	8,756	88	1.01	-	-	-
NOW accounts	718,185	15,361	2.14	756,689	19,117	2.53	666,505	13,396	2.01
Savings accounts	287,162	1,336	0.47	296,275	1,532	0.52	318,299	1,314	0.41
Money market accounts	453,545	12,919	2.85	397,942	12,482	3.14	364,385	8,713	2.39
Certificates of deposit	470,285	17,255	3.67	481,862	19,107	3.97	328,553	8,276	2.52
Total interest-bearing deposits	1,949,325	47,050	2.41	1,941,524	52,326	2.70	1,677,742	31,699	1.89
Other borrowed funds	326,026	14,117	4.33	323,409	15,536	4.80	326,577	15,159	4.64
Total interest-bearing liabilities	2,275,351	61,167	2.69	2,264,933	67,862	3.00	2,004,319	46,858	2.34
Demand deposits	387,914			385,702			382,979
Other liabilities	40,650			40,593			38,419
Total non-interest-bearing liabilities	428,564			426,295			421,398
Stockholders’ equity	337,336			315,234			273,322
Total liabilities & stockholders’ equity	3,041,251			3,006,462			2,699,039
Net interest income		99,109			87,446			81,315
Net interest spread (5)			2.97%			2.56%			2.73%
Net interest income as a percentage of average interest-earning assets			3.50%			3.13%			3.21%
Ratio of interest-earning assets to interest-bearing liabilities			124.00			123.00			126.00

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21% for 2025, 2024 and 2023.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(6)	Included dividend income

Index
For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Federal statutory rate for the corresponding year. Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2025, 2024 and 2023, respectively (in thousands):

	2025	2024	2023
Interest and dividend income from investment securities, interest bearing time deposits and short-term investments (non-tax adjusted) (GAAP)	$14,738	$11,629	$11,043
Tax equivalent adjustment	698	557	602
Interest and dividend income from investment securities, interest bearing time deposits and short-term investments (tax equivalent basis) (Non-GAAP)	$15,436	$12,186	$11,645

	2025	2024	2023
Interest and fees on loans (non-tax adjusted) (GAAP)	$144,430	$142,688	$116,075
Tax equivalent adjustment	410	434	453
Interest and fees on loans (tax equivalent basis) (Non-GAAP)	$144,840	$143,122	$116,528

	2025	2024	2023
Total interest income	$159,168	$154,317	$127,118
Total interest expense	61,167	67,862	46,858
Net interest income (GAAP)	98,001	86,455	80,260
Total tax equivalent adjustment	1,108	991	1,055
Net interest income (tax equivalent basis) (Non-GAAP)	$99,109	$87,446	$81,315

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2025 vs. 2024 (1)			2024 vs. 2023 (1)
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(103)	$(243)	$(346)	$95	$63	$158
Interest bearing time deposits at banks	(3)	-	(3)	(43)	-	(43)
Investment securities:
Taxable	472	2,453	2,925	(438)	1,080	642
Tax-exempt	102	572	674	(194)	(22)	(216)
Total investment securities	574	3,025	3,599	(632)	1,058	426
Total investment income	468	2,782	3,250	(580)	1,121	541
Loans:
Residential mortgage loans	(475)	558	83	3,752	1,088	4,840
Construction loans	(3,372)	(491)	(3,863)	3,499	623	4,122
Commercial Loans	3,494	(284)	3,210	10,314	4,430	14,744
Agricultural Loans	681	1,568	2,249	370	1,547	1,917
Loans to state & political subdivisions	(125)	(17)	(142)	(134)	48	(86)
Other loans	626	(445)	181	737	320	1,057
Total loans, net of discount	829	889	1,718	18,538	8,056	26,594
Total Interest Income	1,297	3,671	4,968	17,958	9,177	27,135
Interest Expense:
Interest-bearing deposits:
Business Interest Checking	100	(9)	91	-	88	88
NOW accounts	(936)	(2,820)	(3,756)	1,974	3,747	5,721
Savings accounts	(46)	(150)	(196)	(90)	308	218
Money Market accounts	1,277	(840)	437	854	2,915	3,769
Certificates of deposit	(452)	(1,400)	(1,852)	4,861	5,970	10,831
Total interest-bearing deposits	(57)	(5,219)	(5,276)	7,599	13,028	20,627
Other borrowed funds	126	(1,545)	(1,419)	(151)	528	377
Total interest expense	69	(6,764)	(6,695)	7,448	13,556	21,004
Net interest income	$1,228	$10,435	$11,663	$10,510	$(4,379)	$6,131

(1)
The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

Index
2025 vs. 2024

Tax equivalent net interest income for 2025 was $99,109,000 compared to $87,446,000 for 2024, an increase of $11,663,000 or 13.3%. Total interest income increased $4,968,000, as loan interest income increased $1,718,000, and total investment income increased $3,250,000. Interest expense decreased $6,695,000 from 2024.

Total tax equivalent interest income from investment securities increased $3,599,000 in 2025 from 2024. The average balance of investment securities increased $22,647,000, which had an effect of increasing interest income by $574,000 due to volume. During 2025, the Bank made purchases to replace maturing securities, as well as making purchases to increase the size of the investment portfolio for pledging purposes, as well as enhancing yield. The average tax-effected yield on our investment portfolio increased from 2.44% in 2024 to 3.06% in 2025. The increase in the tax-effected yield is attributable to purchases made during 2024 and 2025, which were made in a higher market interest rate environment. As a result of the yield on investment securities increasing 62 basis points (bps) to 3.06%, interest income on investment securities increased $3,025,000, with the increase related to taxable securities. The investment strategy for 2025 used cashflow from the investment portfolio to increase convexity and improve yield as opportunities became available. As the rate cycle continues to progress, the bank will seek investments to improve portfolio yield while monitoring interest rate risk exposure under various rate environments and providing cash flow to meet liquidity needs as they arise. During 2025, the investment purchases made were primarily in mortgage-backed securities that provided the widest spread to treasuries and municipal securities that provided convexity to the Bank’s investment portfolio. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

Loan interest income increased $1,718,000 in 2025 from 2024. The average balance of our loan portfolio increased by $19,425,000 in 2025 compared to 2024, which resulted in an increase in interest income of $829,000 due to volume. The increase in average loans for 2025 was due to an increase in the average balance of outstanding student loans and an increase in agricultural loans. The average tax-effected yield on our loan portfolio was 6.26% for 2025 compared to 6.24% for 2024 resulting in an increase in loan interest income of $889,000.

•
Interest income on residential mortgage loans increased $83,000. The average balance of residential mortgage loans decreased $9,979,000 due to loan payments and pay-offs from individuals refinancing loans on the secondary market. This resulted in a decrease of $475,000 due to volume. The change due to rate was an increase of $558,000 as the average yield on residential mortgages increased from 5.83% in 2024 to 6.02% in 2025 as loans originated and added to the portfolio are at higher rates than the average portfolio loan rate as of December 31, 2024.

•
The average balance of construction loans decreased $46,794,000 from 2024 to 2025 as a result of projects in our Delaware market and the southeast Pennsylvania market being completed and the related construction loans either transferring to other portfolios or being paid off. This resulted in a decrease of $3,372,000 on total interest income due to volume. The average yield on construction loans decreased from 7.45% to 7.17%, which correlated to a $491,000 decrease in interest income and is due to a decrease in market interest due to the Federal Reserve decreasing the Fed Fund target rate in 2024 and 2025.

•
Interest income on commercial loans increased $3,210,000 from 2024 to 2025 due to an increase in the average balance of commercial loans of $54,914,000. The growth was primarily attributable to completed construction projects converting to permanent financing. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $3,494,000. Our lenders have been able to attract and retain loan relationships in their markets by providing excellent customer service and having attractive products. We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the Small Business Administration (SBA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area. The average yield on commercial loans decreased 3 bps to 6.36% in 2025, resulting in a decrease in interest income due to rate of $284,000. The decrease in yield on commercial loans was due to a decrease in market interest due to the Federal Reserve decreasing the Fed Fund target rate in 2024 and 2025.

Index
•
Interest income on agricultural loans increased $2,249,000 from 2024 to 2025. The increase in the average balance of agricultural loans of $12,292,000 is primarily attributable to the south-central Pennsylvania market. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $681,000. The average yield on agricultural loans increased from 5.41% in 2024 to 5.85% in 2025 due to the increase in market rates as well as the pay-off of an agricultural relationship that was previously on non-accrual status that paid several loans off during 2025 that generated $781,000 of additional interest income. This resulted in an increase in interest income due to rate of $1,568,000. We believe our lenders are adept at customizing and understanding the needs of individual borrowers, and have the expertise to structure loans for customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the United States Department of Agriculture’s (USDA) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area.

•
The average balance of other loans increased $12,181,000 as a result of an increase in outstanding student loans. This resulted in an increase of $626,000 on total interest income due to volume. The average tax equivalent yield on other loans decreased from 8.00% in 2024 to 7.18% in 2025, decreasing interest income by $445,000 in other loans. This decline is attributable to the decrease in market rates in 2025 due to the Federal Reserve decreasing the Fed Fund target rate in 2024 and 2025.

Total interest expense decreased $6,695,000 in 2025 compared to 2024.  The majority of the decrease was due to a decrease in the average rate paid on interest bearing liabilities of 31 basis points to 2.69%, resulting in interest expense of $6,764,000. The decrease in rates was driven by the Federal Reserve decreasing the Fed Fund target rate in 2024 and 2025. The average rate on money markets decreased from 3.14% to 2.85%, resulting in a decrease in interest expense of $840,000. The average rate paid on savings accounts decreased 5 bps and resulted in a decrease in interest expense of $46,000. The average rate paid on NOW accounts decreased from 2.53% to 2.14% resulting in a decrease in interest expense of $2,820,000.  The average rate paid on certificates of deposits decreased from 3.97% to 3.67% resulting in a decrease in interest expense of $1,400,000. The average rate paid on other borrowed funds decreased from 4.80% to 4.33% resulting in a decrease in interest expense of $1,545,000.

Average interest-bearing liabilities increased $10,418,000 million in 2025, with average interest-bearing deposits increasing $7,801,000 million and average other borrowings increasing $2,617,000. While there was an overall increase in average deposits, average NOW accounts and certificates of deposits decreased in total $50,081,000, decreasing interest expense $1,388,000, which offset the increase in interest expense of $1,277,000 from the average balance of money market accounts increasing $55,603,000. The increase in average deposits was due to organic growth across all regions of the Company and helped offset a decrease in average brokered deposits of $51,216,000. We continue to see customers exchange non-interest bearing deposits for interest bearing products that are both non-maturity and term. The average balance of other borrowed funds increased $2,617,000 which corresponds to an increase in interest expense of $126,000.

Our tax equivalent net interest margin for 2025 was 3.50% compared to 3.13% for 2024, with the change attributable to the yield of interest-earning assets increasing and the cost from interest-bearing liabilities decreasing during 2025. The yield on interest-earning assets increased primarily due to investment securities purchased during 2025 replacing investment cashflows from purchases made prior to 2023 in a much lower rate environment. Due to the Federal Reserve decreasing the Fed Fund target rate in late 2024 and in 2025. We experienced a decrease in the cost of interest-bearing deposits and borrowings. Inflation levels remain above the Fed’s target but the committee believes sufficient progress has been made to bring overnight rates down to what they consider the upper band of neutral in response to some weakening in employment.  The yield curve has a positive slope but flatter relative to long term averages.

2024 vs. 2023

Tax equivalent net interest income for 2024 was $87,446,000 compared to $81,315,000 for 2023, an increase of $6,131,000 or 7.5%. Total interest income increased $27,135,000, as loan interest income increased $26,594,000, and total investment income increased $541,000. Interest expense increased $21,004,000 from 2023.

Index
Total tax equivalent interest income from investment securities increased $426,000 in 2024 from 2023. The average balance of investment securities decreased $31,182,000, which had an effect of decreasing interest income by $632,000 due to volume. During 2024, the Bank had limited investment activity in the first half of the year and used investment cashflows to fund loan activity, as well as to offset seasonal deposit fluctuations. The average tax-effected yield on our investment portfolio increased from 2.20% in 2023 to 2.44% in 2024. The increase in the tax-effected yield is attributable to purchases made during 2023 and 2024, which were made in a higher market interest rate environment. As a result of the yield on investment securities increasing 24 basis points (bps) to 2.44%, interest income on investment securities increased $1,058,000, with the increase related to taxable securities. The investment strategy for 2024 was similar to 2023 in that cashflows from the investment portfolio were used to repay overnight borrowings as well as fund loan growth. The decrease in the average balance of the investment portfolio was due to investment repayments and maturities. During 2024, the investment purchases made were primarily in mortgage-backed securities that provided the widest spread to treasuries, which were primarily purchased at a discount.

In total, loan interest income increased $26,594,000 in 2024 from 2023. The average balance of our loan portfolio increased by $290,770,000 in 2024 compared to 2023, which resulted in an increase in interest income of $18,538,000 due to volume, primarily due to the HVBC acquisition completed in June 2023 being included in the Company’s results for the entirety of 2024 and an increase in the average balance of student loans. The average tax-effected yield on our loan portfolio was 6.24% for 2024 compared to 5.81% for 2023 resulting in an increase in loan interest income of $8,056,000. The tax-effected yield increased during 2024 due to a rise in market interest rates.

•
Interest income on residential mortgage loans increased $4,840,000. The average balance of residential mortgage loans increased $65,321,000 as a result of the HVBC acquisition, resulting in an increase of $3,752,000 due to volume. The change due to rate was an increase of $1,088,000 as the average yield on residential mortgages increased from 5.47% in 2023 to 5.83% in 2023 as a result of the higher rate environment in 2023 and 2024.

•
The average balance of construction loans increased $47,399,000 from 2023 to 2024 as a result of projects in our south eastern Pennsylvania market acquired as part of the HVBC acquisition, and the Delaware market, which resulted in an increase of $3,499,000 in interest income. The average yield on construction loans increased from 7.01% to 7.45%, which correlated to a $623,000 increase in interest income.

•
Interest income on commercial loans increased $14,744,000 from 2023 to 2024. The increase in the average balance of commercial loans of $164,470,000 is primarily attributable to the HVBC acquisition. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $10,314,000. The average yield on commercial loans increased 39 bps to 6.39% in 2024, resulting in an increase in interest income due to rate of $4,430,000. The increase in yield on commercial loans was a result of the higher rate environment in 2023 and 2024.

•
Interest income on agricultural loans increased $1,917,000 from 2023 to 2024. The increase in the average balance of agricultural loans of $7,608,000 is primarily attributable to the south-central Pennsylvania market. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $370,000. The average yield on agricultural loans increased from 4.97% in 2023 to 5.41% in 2024 due to the increase in market rates, resulting in an increase in interest income due to rate of $1,547,000.

•
The average balance of other loans increased $9,361,000 million as a result of an increase in outstanding student loans. This resulted in an increase of $737,000 on total interest income due to volume. The average tax equivalent yield on other loans increased from 7.59% in 2023 to 8.00% in 2024, increasing interest income by $320,000 in other loans due to the increase in market rates in 2023 and 2024.

Total interest expense increased $21,004,000 in 2024 compared to 2023. The majority of the increase was due to an increase in the average rate paid on interest bearing liabilities of 66 basis points to 3.00%. This increase resulted in an increase in interest expense of $13,356,000. The increase in rates was driven by the Federal Reserve’s response to inflation during 2022 and 2023 by increasing interest rates, which were not offset by the rate cuts made in the second half of 2024. The average rate on money markets increased from 2.39% to 3.14% resulting in an increase in interest expense of $2,915,000. The average rate paid on savings accounts increased 11 bps and resulted in an increase in interest expense of $308,000. The average rate paid on NOW accounts increased from 2.01% to 2.53% resulting in an increase in interest expense of $3,747,000. The average rate paid on certificates of deposits increased from 2.52% to 3.97% resulting in an increase in interest expense of $5,970,000. The average rate paid on other borrowed funds increased from 4.64% to 4.80% resulting in an increase in interest expense of $528,000.

Index
Average interest-bearing liabilities increased $260,614,000 in 2024, with average interest-bearing deposits increasing $263,782,000 and average other borrowings decreasing $3,168,000. As a result of the increase in average deposits, interest expense increased $7,599,000 as a result of the change in volume. Increases in average deposits, which were primarily driven by the HVBC acquisition, included NOW accounts of $90,184,000 and money market accounts of $33,557,000. Certificates of deposits increased $153,309,000 due to the acquisition, an increase in brokered CD’s and conversion of non-maturity deposits to term products. During 2024, a new business interest bearing checking account was created that had an average balance $8,756,000. The average balance of other borrowed funds decreased $3,168,000 due to the maturity of several borrowings, which corresponds to a decrease in interest expense of $151,000.

Our tax equivalent net interest margin for 2024 was 3.13% compared to 3.21% for 2023, with the change attributable to the yield of interest-earning assets increasing less than the cost from interest-bearing liabilities during 2024. Interest rates continued to increase during the first half of 2024 due to the increases in market interest rates and competitive pressure for deposits. With inflation decreasing, the Federal Reserve did start decreasing rates, but rates still remained high in relation to previous years. During 2024, inflation remained above the Federal Reserve’s targets, but had decreased enough that allowed the Federal Reserve to lower rates, but not to the extent the market had forecast at the beginning of 2024. The yield curve remained inverted for the majority of 2024, but some positive slope did return to the curve during the 4th quarter of 2024 due to a decrease in short term rates as well as an increase in long term interest rates.

PROVISION FOR CREDIT LOSSES

For the year ended December 31, 2025, we recorded a provision for credit losses of $2,375,000, which represents a decrease of $212,000 from the $2,587,000 provision recorded in 2024. The provision for 2025 was driven by the current economic forecasts and specific reserves for non-accrual loans at December 31, 2025. The provision for 2024 was driven by other commercial loans that were originated by HVBC that subsequent to the acquisition deteriorated and were charged-off during 2024. The provision in 2024 was also impacted by an increase in past due and non-accrual loans, the vast majority of which were acquired as part of the HVBC acquisition, and an increase in classified loans. (see also “Financial Condition – Allowance for Credit Losses - Loans and Credit Quality Risk”).

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

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the years ended December 31 (dollars in thousands):

	2025	2024	2023
Service charges	5,569	5,749	5,639
Trust	792	816	764
Brokerage and insurance	2,627	2,381	1,924
Equity security gains (losses), net	67	145	(144)
Available for sale security losses, net	-	-	(51)
Gains on loans sold	2,290	2,316	1,452
Earnings on bank owned life insurance	1,433	1,684	1,254
Gain on sale of Braavo division	-	1,102	-
Other	1,566	1,208	767
Total	$14,344	$15,401	$11,605

Index
	2025/2024		2024/2023
	Change		Change
	Amount	%	Amount	%
Service charges	$(180)	(3.1)	$110	2.0
Trust	(24)	(2.9)	52	6.8
Brokerage and insurance	246	10.3	457	23.8
Equity security gains (losses), net	(78)	(53.8)	289	(200.7)
Available for sale security losses, net	-	NA	51	(100.0)
Gains on loans sold	(26)	(1.1)	864	59.5
Earnings on bank owned life insurance	(251)	(14.9)	430	34.3
Gain on sale of Braavo division	(1,102)	(100.0)	1,102	NA
Other	358	29.6	441	57.5
Total	$(1,057)	(6.9)	$3,796	32.7

2025 vs. 2024

Non-interest income decreased $1,057,000 in 2025 from 2024, or (6.9%). There were no sales of available for sale securities during 2025 or 2024. During 2025, net equity security gains amounted to $67,000 as a result of market conditions experienced in 2025 compared to gains of $145,000 in 2024.

Gains on loans sold decreased $26,000 compared to 2024. The decrease in gains on loans sold is attributable to a slight decrease in the amount of loans of $1,417,000, or (1.0%). The decrease in earnings on bank owned life insurance is due to death proceeds from the passing of former employees in 2024. During the first quarter of 2024, the Company completed the sale of certain assets acquired as part of the HVBC acquisition, which included loans and accrued interest, software, as well as transferring certain contracts, processes and employees of a division internally known as Braavo. The proceeds from the sale totaled approximately $7.2 million and generated a pre-tax gain of approximately $1.1 million. The increase in other income is due to derivative income earned by offering customers a product similar to a back to back swap.

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

Gains on loans sold increased $864,000 compared to 2023. The increase in gains on loans sold is attributable to the HVBC acquisition and its residential lending model, which focused on originating and selling residential mortgage loans, which includes the use of interest rate locks and other derivative activities, which is included in other income and accounts for the majority of the change in other income of $441,000. The increase in earnings on bank owned life insurance is due to the HVBC acquisition as well as death proceeds from the passing of former employees in 2024 exceeding those received in 2023. During the first quarter of 2024, the Company completed the sale of certain assets acquired as part of the HVBC acquisition, which included loans and accrued interest, software, as well as transferring certain contracts, processes and employees of a division internally known as Braavo.

Index
Non-interest Expenses

The following tables reflect the breakdown of non-interest expense by major category for the years ended December 31 (dollars in thousands):

	2025	2024	2023
Salaries and employee benefits	39,402	39,347	34,990
Occupancy	5,299	5,013	4,123
Furniture and equipment	1,209	1,038	822
Professional fees	2,341	2,599	1,962
FDIC insurance	1,710	1,996	1,475
Pennsylvania shares tax	739	1,114	583
Amortization of intangibles	478	564	373
Merger and acquisition	-	-	9,269
ORE expenses	267	212	166
Software expenses	1,844	1,953	1,784
Other	11,443	11,550	9,215
Total	$64,732	$65,386	$64,762

	2025/2024		2024/2023
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$55	0.1	$4,357	12.5
Occupancy	286	5.7	890	21.6
Furniture and equipment	171	16.5	216	26.3
Professional fees	(258)	(9.9)	637	32.5
FDIC insurance	(286)	(14.3)	521	35.3
Pennsylvania shares tax	(375)	(33.7)	531	91.1
Amortization of intangibles	(86)	(15.2)	191	51.2
Merger and acquisition	-	NA	(9,269)	(100.0)
ORE expenses	55	25.9	46	27.7
Software expenses	(109)	(5.6)	169	9.5
Other	(107)	(0.9)	2,335	25.3
Total	$(654)	(1.0)	$624	1.0

2025 vs. 2024

Non-interest expenses for 2025 totaled $64,732,000, which represents a decrease of $654,000 compared to 2024 expenses of $65,386,000. Salary and benefit costs increased $55,000, or 0.1%, due to due to additional healthcare expenses and post-employment benefits. There were 12 fewer full-time equivalent employees FTEs in 2025 compared to 2024.

The decrease in professional fees and software costs is due to the sale of the Braavo division in 2024. The decrease in FDIC insurance expense is due to an increase in the Bank’s leverage ratio experienced during 2025. Pennsylvania shares tax decreased due to an increase in tax credits obtained through charitable contributions that are included in other expenses. Occupancy expenses increased due to an increase in depreciation associated with the Company’s decision to relocate its branch in the City of Williamsport that is expected to occur in the first half of 2026 that shortened the useful life of the current location. The increase in furniture and fixture expense is due to depreciation associated with purchases made in 2025 and 2024.

2024 vs. 2023

Non-interest expenses for 2024 totaled $65,386,000, which represents an increase of 624,000, compared to 2023 expenses of $64,762,000. Salary and benefit costs increased $4,357,000, or 12.5%, due to an additional 34.3 full-time equivalent employees (FTE) as a result of the HVBC acquisition, merit increases for 2024, as well as an increase in health insurance costs due to additional headcount and claims.

The increases in occupancy, furniture and fixtures, software expenses and amortization expenses was due to the HVBC acquisition and additional branches acquired as part of it. FDIC insurance expense increased $521,000 due to the Company’s increased size and the Bank’s lower leverage capital ratio during the first half of 2024 compared to 2023. Professional fees increased due to increased legal expenses, of which $201,000 was related to the sale of certain Braavo assets. Pennsylvania shares tax increased due to the increased size of the Bank. Other expenses increased primarily due to the acquisition, with increases experienced in subscriptions, marketing and advertising, postage, printing, data communication expenses and FHLB letter of credit fees. Independent of the HVBC acquisition, other expenses increased due to insurance reimbursements received in 2023 to cover amounts previously charged-off through expense. Merger and acquisition costs for the HVBC acquisition totaled $9,269,000 in 2023 and included professional and consulting fees, printing, travel, contract termination payments and severance-related expenses.

Index
Provision for Income Taxes

The provision for income taxes was $8,666,000, $6,065,000 and $3,764,000 for 2025, 2024 and 2023, respectively. The effective tax rates for 2025, 2024 and 2023 were 19.2%, 17.9% and 17.5%, respectively.

The increase in income tax expense of $2,601,000 in 2025 compared to 2024 was due to the increase of $11,405,000 in income before the provision for income taxes, which accounts for an increase in tax expense of $2,395,000 at a 21% tax rate.

The increase in income tax expense of $2,301,000 in 2024 compared to 2023 was due to the increase of $12,168,000 in income before the provision for income taxes, which accounts for an increase in tax expense of $2,555,000 at a 21% tax rate.

We are involved in seven limited partnership agreements that operate low-income housing projects in our market areas. During 2025 and 2024 we recognized credits on three of the seven projects, while in 2023 we recognized credits related to two projects. Tax credits associated with four of the partnerships were fully utilized by December 2022. We started recognizing credits on two of the partnerships during 2023 and on one partnership in 2024. We anticipate recognizing an aggregate of $6.9 million of tax credits over the next eleven years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), the dollar amount of change and the percentage change during the past year:

	2025 Balance	Increase	% Change	2024 Balance
Total assets	$3,064.6	$38.9	1.3	$3,025.7
Total investments	444.7	18.8	4.4	425.9
Total loans, net	2,327.8	36.3	1.6	2,291.5
Total deposits	2,377.0	(5.0)	(0.2)	2,382.0
Total borrowings	309.4	11.7	3.9	297.7
Total stockholders’ equity	338.1	38.4	12.8	299.7

Cash and Cash Equivalents

Cash and cash equivalents totaled $34,291,000 at December 31, 2025 compared to $42,202,000 at December 31, 2024. The decrease is due to a decrease in the cash held at the Federal Reserve. Management actively measures and evaluates the Company’s liquidity through our Asset – Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year. Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Index
Investments

The following table shows the year-end composition of the investment portfolio, at fair value, for the two years ended December 31 (dollars in thousands):

	2025 Amount	% of Total	2024 Amount	% of Total
Available-for-sale:
U. S. Agency securities	$49,755	11.1	$53,487	12.5
U.S. Treasuries	82,654	18.5	120,502	28.2
Obligations of state & political Subdivisions	115,886	26.0	94,902	22.2
Corporate obligations	11,297	2.5	10,438	2.4
Mortgage-backed securities	185,149	41.5	146,583	34.3
Equity securities	1,815	0.4	1,747	0.4
Total	$446,556	100.0	$427,659	100.0

The Company’s investment portfolio increased during 2025 by $18,897,000. This increase was fueled by $82,406,000 of purchases made during 2025, which offset the maturities and calls that took place in 2025. During 2025, $58,301,000, $23,105,000 and $1,000,000 of mortgage backed securities, obligations of political subdivisions and corporate securities were purchased, respectively. The purchases in 2025 were offset by $25,346,000 of principal repayments and $53,460,000 of calls and maturities. The fair value of our investment portfolio increased approximately $15,847,000 in 2025 due to decreases in market interest rates during 2025. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2025 was 3.06% compared to 2.44% for 2024 on a tax equivalent basis.

In related to activity by the Federal Reserve, there were similarities between 2024 and 2025 in that there was elevated volatility and, after a long pause, the Fed cut rates the last few months of each year.   A new Presidential administration introduced tariffs as a negotiation strategy which caused big market swings in the first half of the year. As the year progressed the Fed became comfortable with the effect of tariffs and the two mandates of full employment and stable prices were sufficiently in balance to permit them to lower rates to the top end of what the FOMC considered a neutral rate. This also provided a measure of cushion in response to a weakening employment market. At the end of the year, officials became increasingly divided with each move, leading to another call for a pause after the December rate decision. The record-long government shutdown distorted and delayed many key economic reports officials use to assess the economy’s trajectory. After 175 bps of easing over the cycle, policy was back within a range of neutral estimates. Importantly, economic growth remained resilient, inflation remained above target, and a run of data fostered a quippy catch phrase of low-hiring, low-firing labor conditions. These rate cuts allowed the yield curve to steepen with the 2-year to 10-year US Treasury spread increasing from 30bps at the start of the year to 69bps at the end of the year.   Even so, the very short end of the yield curve remained inverted.   The Bank’s investment strategy used cashflow from the investment portfolio to increase convexity and improve yield as opportunities became available.  As the rate cycle continues to progress, the Bank will seek investments to improve portfolio yield while monitoring interest rate risk exposure under various rate environments and providing cash flow to meet liquidity needs as they arise.

At December 31, 2025, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its consolidated stockholders’ equity at that date.

The expected principal repayments at amortized cost and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2025, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 4 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 21% tax rate, which was the rate in effect at December 31, 2025.

	One Year or Less		After One Year to Five years		After Five Years to Ten Years		After Ten Years		Total
	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %
Available-for-sale securities:
U.S. agency securities	$8,602	3.3	$35,052	1.9	$8,997	2.0	$-	-	$52,651	2.2
U.S. treasuries	28,953	1.3	55,598	1.7	-	-	-	-	84,551	1.6
Obligations of state & political subdivisions	16,470	3.5	38,025	1.9	36,295	2.9	29,818	3.3	120,608	2.8
Corporate obligations	9,512	5.4	1,792	8.5	-	-	-	-	11,304	5.9
Mortgage-backed securities	61,728	4.5	59,967	3.7	49,651	3.0	22,059	3.5	193,405	3.7
Total available-for-sale	$125,265	3.6	$190,434	2.5	$94,943	2.9	$51,877	3.4	$462,519	3.0

Index
At December 31, 2025, approximately 68.3% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less. The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third-party banks will be sufficient to meet future liquidity needs.

Loans Held for Sale

Loans held for sale decreased $214,000 to $9,393,000 as of December 31, 2025 from December 31, 2024. The rate environment for 2025 continued to place pressure on refinancing activity as well as new home purchases.

Loans

The Bank’s lending efforts have historically focused on the north central Pennsylvania counties of Tioga, Bradford and Potter, south central Pennsylvania counties of Lebanon, Schuylkill, Berks and Lancaster and Allegheny, Steuben and Tioga counties of southern New York. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities, and offices in State College, Mill Hall and Williamsport to support commercial opportunities in central Pennsylvania, especially Centre, Clinton and Lycoming Counties. The Williamsport branch was opened in 2023. The MidCoast acquisition expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware, which was further supported by branch openings in Kennett Square, Pennsylvania and Greenville, Delaware. During 2024, the Bank opened a limited production office in Georgetown, Delaware, to primarily support agricultural customers in the Delaware market. In June 2023, we completed the HVBC acquisition, which expanded our markets into south east Pennsylvania, including the counties of Montgomery, Bucks and Philadelphia. It also includes a Mortgage production office in Mount Laurel, New Jersey.

We originate loans primarily to our existing customer base, with new customers generated through the strong relationships that our lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website. The Bank offers a variety of loans, although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans. As of December 31, 2025, approximately 85.1% of our loan portfolio consisted of real estate loans. All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

The Bank primarily offers fixed rate residential mortgage loans with terms of up to 25 years and adjustable rate mortgage loans (with amortization schedules up to 30 years) with interest rates and payments that adjust based on one, three, five and fifteen year fixed periods. Loan to value ratios are usually 80% or less with exceptions for individuals with excellent credit and low debt to income and/or high net worth. Adjustable rate mortgages are tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate. Home equity loans are written with terms of up to 15 years at fixed rates. Home equity lines of credit are variable rate loans tied to the Prime Rate generally with a ten year draw period followed by a ten year repayment period. Home equity loans are typically written with a maximum 80% loan to value.

Commercial real estate loan terms are generally 20 years or less, with one to five year adjustable interest rates. The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a typical loan to value ratio of 80% or less. During 2025, 2024 and 2023, the Bank offered certain customers derivative contracts that allowed the customer to obtain a fixed interest rate for a period up to 10 years. Where feasible, the Bank participates in the United States Department of Agriculture’s (USDA) and Small Business Administration (“SBA”) guaranteed loan programs to offset credit risk and to further promote economic growth in our market area.

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

The Bank believes that a secondary education can provide individuals with upward mobility. As such, the Bank has partnered with industry leaders to provide individuals with private student loans that can undergraduate, graduate and parent loans that can cover up to the cost of attendance of college or university. In addition, prior student loans can also be refinanced. Our partners assist in ensuring that the application, approval and servicing processes are best in class.  Loans are offered with either fixed or variable rates and terms typically range from five to fifteen years, but depending on the program can be up to twenty years. Payments options include deferral until after graduation, interest only while enrolled in school, a flat payment and full principal and interest.

Index
The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2025, the aggregate balance of our participation loans, in which a portion was sold to other lenders totaled $334,913,000, of which $149,344,000 was sold.

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

The following table shows the year-end composition of the loan portfolio as of December 31, 2025 and 2024 (dollars in thousands):

	2025		2024
	Amount	%	Amount	%
Real estate:
Residential	$340,972	14.5	$351,398	15.2
Commercial	1,218,514	51.8	1,121,435	48.5
Agricultural	347,448	14.8	327,722	14.2
Construction	93,965	4.0	164,326	7.1
Consumer	88,210	3.8	109,505	4.7
Other commercial loans	179,166	7.6	155,012	6.7
Other agricultural loans	30,247	1.3	29,662	1.3
State & political subdivision loans	52,100	2.2	54,182	2.3
Total loans	2,350,622	100.0	2,313,242	100.0
Less allowance for credit losses	22,806		21,699
Net loans	$2,327,816		$2,291,543

	2025/2024
	Change
	Amount	%
Real estate:
Residential	$(10,426)	(3.0)
Commercial	97,079	8.7
Agricultural	19,726	6.0
Construction	(70,361)	(42.8)
Consumer	(21,295)	(19.4)
Other commercial loans	24,154	15.6
Other agricultural loans	585	2.0
State & political subdivision loans	(2,082)	(3.8)
Total loans	$37,380	1.6

Total loans grew $37,380,0000 in 2025 and total $2,350,622,000 at the end of 2025. The primary driver of growth during 2025 was increases in real estate lending and other commercial loans.

Index
Residential real estate loans decreased $10,426,000 primarily due to the interest rate environment that lessened demand. During 2025, $153,519,000 of residential real estate loans were originated for sale on the secondary market, which compares to $155,379,000 for 2024. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income. During 2025, the Bank originated and added to its residential real estate portfolio $13,909,000 of loans.

The following table presents the maturity distribution of our loan portfolio as of December 31, 2025 (in thousands). The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due in One year or less	After one year but within five years	After five years through fifteen years	After fifteen years	Total
Real estate:
Residential	$1,667	$9,324	$61,161	$268,820	$340,972
Commercial	175,823	542,011	376,851	123,829	1,218,514
Agricultural	22,626	24,608	171,679	128,535	347,448
Construction	27,345	33,966	12,645	20,009	93,965
Consumer	80,506	2,983	4,554	167	88,210
Other commercial loans	90,042	39,583	49,364	177	179,166
Other agricultural loans	18,151	8,250	3,846	-	30,247
State & political subdivision loans	1,415	817	39,745	10,123	52,100
	$417,575	$661,542	$719,845	$551,660	$2,350,622

The following table presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of loans in accordance with changes in the interest rate index that mature after December 31, 2026 (in thousands).

Sensitivity of loans to changes in interest rates - loans due after December 31, 2026:	Predetermined interest rate	Floating or adjustable interest rate	Total
Real estate:
Residential	$178,013	$161,292	$339,305
Commercial	493,008	549,683	1,042,691
Agricultural	16,594	308,228	324,822
Construction	24,023	42,597	66,620
Consumer	4,767	2,937	7,704
Other commercial loans	24,393	64,731	89,124
Other agricultural loans	6,606	5,490	12,096
State & political subdivision loans	16,314	34,371	50,685
	$763,718	$1,169,329	$1,933,047

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of December 31, 2025, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 287.0% of consolidated risk based capital. Construction, land and land development loans represented 30.5% of consolidated risk based capital as of December 31, 2025. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios. Due to the concentration in commercial real estate loans, the Company has implemented enhanced monitoring and risk assessment procedures with respect to this portfolio. As of December 31, 2025, management believes that it has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Index
Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by occupied status and by collateral type as of December 31, 2025 (dollars in thousands):

2025	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate:	Amount	%	Amount	%	Amount	%
Residential Rental and Speculation	$7,636	0.63%	$185,033	15.19%	$192,669	15.81%
Multifamily Rental	-	0.00%	185,860	15.25%	185,860	15.25%
Retail	41,287	3.39%	123,523	10.14%	164,810	13.53%
Mixed Use	14,699	1.21%	87,757	7.20%	102,456	8.41%
Hotel/Motel	-	0.00%	98,063	8.05%	98,063	8.05%
Office	14,224	1.17%	67,660	5.55%	81,884	6.72%
Industrial/Flex/Warehouse	21,865	1.79%	57,323	4.70%	79,188	6.50%
Specialty	51,019	4.19%	24,785	2.03%	75,804	6.22%
Land	2,425	0.20%	55,709	4.57%	58,134	4.77%
Student Housing	-	0.00%	52,797	4.33%	52,797	4.33%
Amusement/Entertainment	30,632	2.51%	837	0.07%	31,469	2.58%
Self Storage	479	0.04%	24,166	1.98%	24,645	2.02%
Schools/Higher Ed/Vocational	6,918	0.57%	13,187	1.08%	20,105	1.65%
Food and beverage	14,999	1.23%	1,221	0.10%	16,220	1.33%
Medical office	8,636	0.71%	7,521	0.62%	16,157	1.33%
Healthcare/Hospitals	6,748	0.55%	-	0.00%	6,748	0.55%
Senior Living	-	0.00%	6,529	0.54%	6,529	0.54%
Other	2,351	0.19%	2,625	0.22%	4,976	0.41%
Total	$223,918	18.38%	$994,596	81.62%	$1,218,514	100.00%

2024	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate:	Amount	%	Amount	%	Amount	%
Residential Rental	$6,717	0.60%	$177,003	15.78%	$183,720	16.38%
Multifamily Rental	522	0.05%	175,314	15.63%	175,836	15.68%
Retail	57,365	5.12%	114,620	10.22%	171,985	15.34%
Hotel/Motel	43,178	3.85%	62,941	5.61%	106,119	9.46%
Mixed Use	21,051	1.88%	69,783	6.22%	90,834	8.10%
Industrial/Flex/Warehouse	24,387	2.17%	65,232	5.82%	89,619	7.99%
Office	11,280	1.01%	57,767	5.15%	69,047	6.16%
Land	2,800	0.25%	49,111	4.38%	51,911	4.63%
Specialty	26,545	2.37%	23,427	2.09%	49,972	4.46%
Student Housing	-	0.00%	47,346	4.22%	47,346	4.22%
Amusement/Entertainment	16,896	1.51%	5,067	0.45%	21,963	1.96%
Medical office	10,549	0.94%	7,664	0.68%	18,213	1.62%
Self Storage	1,921	0.17%	9,769	0.87%	11,690	1.04%
Other	1,865	0.17%	9,221	0.82%	11,086	0.99%
Schools/Higher Ed/Vocational	934	0.08%	8,020	0.72%	8,954	0.80%
Healthcare/Hospitals	7,162	0.64%	-	0.00%	7,162	0.64%
Senior Living	-	0.00%	5,978	0.53%	5,978	0.53%
Total	$233,172	20.79%	$888,263	79.21%	$1,121,435	100.00%

Index
The following table provides a breakdown of our construction portfolio by collateral type as of December 31, 2025 (dollars in thousands):

	December 31, 2025		December 31, 2024
Construction:	Amount	%	Amount	%
Residential	$32,732	34.83%	$59,334	36.11%
Multifamily	24,844	26.44%	49,838	30.33%
Industrial/Flex/Warehouse	19,586	20.84%	15,337	9.33%
Agricultural and land	10,432	11.10%	4,528	2.76%
Office	3,148	3.35%	8,456	5.15%
Food and beverage	1,519	1.62%	-	0.00%
Mixed Use	558	0.59%	7,580	4.61%
Self Storage	476	0.51%	11,986	7.29%
Specialty	398	0.42%	-	0.00%
Retail	150	0.16%	2,299	1.40%
Other	122	0.13%	881	0.54%
Hotel/Motel	-	0.00%	623	0.38%
Schools/Higher Ed/Vocational	-	0.00%	3,464	2.11%
Total	$93,965	100.00%	$164,326	100.00%

The Company obtains an appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio (“LTV”). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at December 31, 2025 and 2024 (dollars in thousands):

	2025			2024
LTV Range	Number of Loans	Amount	%	Number of Loans	Amount	%
0%-25%	832	$177,207	14.54%	820	$152,157	12.49%
25.01%-50%	550	387,019	31.76%	546	323,919	26.58%
50.01%-60%	289	226,199	18.56%	303	209,845	17.22%
60.01%-70%	340	273,932	22.48%	333	267,687	21.97%
70.01%-75%	132	117,272	9.62%	181	122,075	10.02%
75.01%-80%	44	30,080	2.47%	51	36,544	3.00%
>80%	5	6,805	0.56%	8	9,208	0.76%
Total	2,192	$1,218,514	100.00%	2,242	$1,121,435	92.03%

Allowance for Credit Losses – Loans and Credit Quality Risk

The allowance for credit losses – loans is maintained at a level which, in management’s judgment, is adequate to absorb probable future credit losses inherent in the loan portfolio. The provision for credit losses is charged against current income. Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance. The allowance for credit losses - loans was $22,806,000 or 0.97% of total loans as of December 31, 2025 as compared to $21,699,000 or 0.94% of loans as of December 31, 2024. The $1,107,000 increase is a result of a $1,888,000 provision for credit losses – loans, less net charge-offs of $781,000. Net charge-offs for 2025 are driven by loans acquired as part of the HVBC acquisition due to collateral issues and the acquired medical student loan portfolio from HVBC.

The adequacy of the allowance for credit losses – loans is subject to a formal, quarterly analysis by management of the Company. In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories. As stated above, commercial loans on non-accrual status are specifically reviewed and given a specific reserve, if appropriate. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. For further information on the allowance for credit losses on loans, Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Loans,” in the consolidated financial statements provides additional disclosure on the allowance for credit losses. The Company adopted ASC 326 effective January 1, 2023. Note 1, “Summary of Significant Accounting Policies,” in the consolidated financial statements provides additional disclosure on the adoption of ASC 326.

Index
The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

	2025		2024
	Amount	%	Amount	%
Real estate loans:
Residential	$3,112	14.5	$1,940	15.2
Commercial	10,017	51.8	9,174	48.5
Agricultural	4,841	14.8	3,529	14.2
Construction	916	4.0	1,402	7.1
Consumer	1,201	3.8	1,338	4.7
Other commercial loans	2,534	7.6	3,766	6.7
Other agricultural loans	115	1.3	133	1.3
State & political subdivision loans	55	2.2	61	2.3
Unallocated	15	N/A	356	N/A
Total allowance for loan losses	$22,806	100.0	$21,699	100.0

The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for 2025, 2024 and 2023 (in thousands).

	Balance at December 31, 2024	Charge-offs	Recoveries	Provision	Balance at December 31, 2025
Real estate loans:
Residential	$1,940	$-	$-	$1,172	$3,112
Commercial	9,174	(40)	-	883	10,017
Agricultural	3,529	-	-	1,312	4,841
Construction	1,402	-	-	(486)	916
Consumer	1,338	(327)	41	149	1,201
Other commercial loans	3,766	(491)	36	(777)	2,534
Other agricultural loans	133	-	-	(18)	115
State and political subdivision loans	61	-	-	(6)	55
Unallocated	356	-	-	(341)	15
Total	$21,699	$(858)	$77	$1,888	$22,806

	Balance at December 31, 2023	Charge-offs	Recoveries	Provision	Balance at December 31, 2024
Real estate loans:
Residential	$2,354	$(5)	$-	$(409)	$1,940
Commercial	9,178	-	-	(4)	9,174
Agricultural	3,264	-	-	265	3,529
Construction	1,950	-	-	(548)	1,402
Consumer	1,412	(107)	22	11	1,338
Other commercial loans	2,313	(2,561)	21	3,993	3,766
Other agricultural loans	270	-	-	(137)	133
State and political subdivision loans	45	-	-	16	61
Unallocated	367	-	-	(11)	356
Total	$21,153	$(2,673)	$43	$3,176	$21,699

Index
	Balance at December 31, 2022	Impact of adopting CECL	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision	Balance at December 31, 2023
Real estate loans:
Residential	$1,056	$79	$108	$(1)	$-	$1,112	$2,354
Commercial	10,120	(3,070)	39	-	-	2,089	9,178
Agricultural	4,589	(1,145)	-	-	-	(180)	3,264
Construction	801	(103)	37	-	-	1,215	1,950
Consumer	135	1,040	677	(365)	40	(115)	1,412
Other commercial loans	1,040	(328)	828	(963)	9	1,727	2,313
Other agricultural loans	489	(219)	-	-	-	-	270
State and political
subdivision loans	322	(280)	-	-	-	3	45
Unallocated	-	726	-	-	-	(359)	367
Total	$18,552	$(3,300)	$1,689	$(1,329)	$49	$5,492	$21,153

The following table provides information related to credit loss experience and net (charge-offs) recoveries for 2025, 2024 and 2023 (dollars in thousands).

2025	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$1,172	-	$346,313	0.00%	0.91%	1.01%	90.39%
Commercial	883	(40)	1,153,166	0.00%	0.82%	0.94%	86.14%
Agricultural	1,312	-	334,201	0.00%	1.39%	0.62%	225.69%
Construction	(486)	-	135,920	0.00%	0.97%	0.55%	177.52%
Consumer	149	(286)	96,097	-0.30%	1.36%	0.87%	155.97%
Other commercial loans	(777)	(455)	167,670	-0.27%	1.41%	4.37%	33.81%
Other agricultural loans	(18)	-	28,679	0.00%	0.38%	1.33%	28.54%
State & political subdivision loans	(6)	-	52,730	0.00%	0.11%	0.00%	NA
Unallocated	(341)	-	-	NA	NA	NA	NA
Total	$1,888	$(781)	$2,314,776	-0.03%	0.97%	1.13%	85.73%

2024	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$(409)	$(5)	$356,292	0.00%	0.55%	0.82%	67.57%
Commercial	(4)	-	1,109,075	0.00%	0.82%	1.28%	63.87%
Agricultural	265	-	324,500	0.00%	1.08%	1.24%	86.88%
Construction	(548)	-	182,714	0.00%	0.85%	0.17%	495.41%
Consumer	11	(85)	83,916	-0.10%	1.22%	0.92%	133.53%
Other commercial loans	3,993	(2,540)	156,847	-1.62%	2.43%	1.67%	145.86%
Other agricultural loans	(137)	-	26,088	0.00%	0.45%	1.81%	24.77%
State & political subdivision loans	16	-	55,919	0.00%	0.11%	0.00%	NA
Unallocated	(11)	-	-	NA	NA	NA	NA
Total	$3,176	$(2,630)	$2,295,351	-0.11%	0.94%	1.11%	84.43%

Index
2023
Real estate:
Residential	$1,112	(1)	$290,971	0.00%	0.65%	0.86%	76.38%
Commercial	2,089	-	986,188	0.00%	0.84%	0.10%	808.63%
Agricultural	(180)	-	312,423	0.00%	1.04%	0.85%	122.25%
Construction	1,215	-	135,315	0.00%	1.00%	1.20%	82.73%
Consumer	(115)	(325)	74,555	-0.44%	2.72%	1.35%	201.43%
Other commercial loans	1,727	(954)	115,264	-0.83%	1.59%	1.20%	132.17%
Other agricultural loans	-	-	30,557	0.00%	0.88%	1.60%	54.88%
State & political subdivision loans	3	-	59,308	0.00%	0.08%	0.00%	NA
Unallocated	(359)	-	-	NA	NA	NA	NA
Total	$5,492	$(1,280)	$2,004,581	-0.06%	0.94%	0.54%	173.57%

The Company believes it utilizes a disciplined and thorough loan review process based upon its internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio at least semi-annually for the Company.  The external consultant is engaged to review 1) a minimum of 50% of the dollar volume of the commercial loan portfolio on an annual basis, 2) a large sample of relationships in aggregate over $1,000,000, 3) selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 4) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and the allowance for credit losses – loans is adequate as of December 31, 2025. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination. A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, credit loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses - loans. The banking agencies could require the recognition of additions to the allowance for credit losses based upon their judgment of information available to them at the time of their examination.

On a monthly basis, problem loans are identified and updated primarily using internally prepared past due reports. Based on data surrounding the collection process of each identified loan, the loan may be added or deleted from the monthly watch list. The watch list includes loans graded special mention, substandard, doubtful, and loss, as well as additional loans that management may choose to include. Watch list loans are continually monitored going forward until satisfactory conditions exist that allow management to upgrade and remove the loan from the watchlist. In certain cases, loans may be placed on non-accrual status or charged-off based upon management’s evaluation of the borrower’s ability to pay. All commercial loans, which include commercial real estate, agricultural real estate, state and political subdivision loans, other commercial loans and other agricultural loans on non-accrual are evaluated quarterly for impairment.

See also “Note 5 – Loans and Related Allowance for Credit Losses - Loans” to the consolidated financial statements.

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 66.6% of the loan portfolio at December 31 2025, 64.7% of the allowance is assigned to these portions of the loan portfolio. Residential real estate loans comprise 14.5% of the loan portfolio as of December 31, 2025 and 13.7% of the allowance is assigned to this segment. Other commercial loans comprise 7.6% of the loan portfolio as of December 31, 2025 and 11.6% of the allowance is assigned to this segment.

Index
The following table is a summary of our non-performing assets for the years ended December 31, 2025 and 2024 (in thousands).

	2025	2024
Non-performing loans:
Non-accruing loans	$26,602	$25,701
Accrual loans - 90 days or more past due	229	276
Total non-performing loans	26,831	25,977
Foreclosed assets held for sale	2,358	2,635
Total non-performing assets	$29,189	$28,612

 The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2024 to December 31, 2025 in non-performing loans (in thousands). Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	December 31, 2025				December 31, 2024
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days Past Due	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$3,168	$151	$3,443	$3,594	$1,527	$-	$2,871	$2,871
Commercial	4,394	-	11,497	11,497	3,915	-	14,364	14,364
Agricultural	1,178	55	2,145	2,200	383	269	4,062	4,331
Construction	-	-	516	516	1,119	-	283	283
Consumer	309	15	770	785	312	7	1,002	1,009
Other commercial loans	203	8	7,828	7,836	760	-	2,582	2,582
Other agricultural loans	17	-	403	403	-	-	537	537
Total nonperforming loans	$9,269	$229	$26,602	$26,831	$8,016	$276	$25,701	$25,977

	Change in Non-Performing Loans
	2025 / 2024
	Amount	%
Real estate:
Residential	$723	25.2
Commercial	(2,867)	(20.0)
Agricultural	(2,131)	(49.2)
Construction	233	NA
Consumer	(224)	(22.2)
Other commercial loans	5,254	203.5
Other agricultural loans	(134)	(25.0)
Total nonperforming loans	$854	3.3

Nonperforming loans increased $854,000 during 2025. During 2025, several large relationships were placed on non-accrual status, including one construction loan relationship, a commercial relationship that includes a commercial real estate loan and an other commercial loan and finally a commercial real estate relationship. Two commercial relationships and two agricultural relationships were returned to accrual status during 2025 and three loans that were on non-accrual status as of December 31, 2024  paid off during 2025. All non-performing commercial, agricultural and construction loans are reviewed on an individual basis to determine the need for a specific reserve at quarter ends. In addition, non-performing residential loans with a balance in excess of $150,000 are individually evaluated. The specific reserves for these non-performing loans as of December 31, 2025 was $1,039,000 compared to specific reserves for non-performing loans as of December 31, 2024 of $888,529. In addition, the Bank’s policy is to reserve 100% of all non-performing student loans. The reserve for these loans was $770,000 and $1,002,000 as of December 31, 2025 and 2024, respectively.

Management believes that the allowance for credit losses - loans December 31, 2025 was adequate at that date, which was based on the following factors:

•	Specific reserves for non-performing loans total $1,808,000.
•	The Company has a history of low charge-offs, which were 0.03% of average loans on an annualized basis for 2025 and 0.11% for 2024, which included the charge-offs related to the Braavo loans.

Index
Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset current and future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits. As of December 31, 2025, and 2024, the cash surrender value of the life insurance was $51,501,000 and $50,341,000, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $1,433,000, $1,684,000 and $1,254,000 in 2025, 2024 and 2023, respectively. The decrease in 2025 compared to 2024 is due to death proceeds received in 2024 upon the passing of a former employee. The increase in 2024 compared to 2023 is due to the HVBC acquisition being outstanding for the entire year versus a partial year in 2023. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Effective January 1, 2015, the Company restructured its agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy. Under the restructured agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds. The policies acquired as part of the acquisition of MidCoast are only for the benefit of the Bank. The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of an acquisition in 2015, provide a fixed dollar benefit for the beneficiary’s’ estate, which is dependent on several factors including whether the covered individual was a Director of the acquired company or an employee of the acquired company and their salary level. As of December 31, 2025, and 2024, included in other liabilities on the Consolidated Balance sheet is a liability of $529,000 and $514,000, respectively, for the obligation under the split-dollar benefit agreements.

Fair Value of Derivative Instruments - asset

The Company holds derivative instruments to hedge interest rate risk, to offer customers longer term fixed rate loans through a program similar to a back to back swap, which results in both a derivative asset and liability on the Consolidated Balance Sheet, and through the residential lending platform through interest rate locks. (See Note 18 for additional information). As of December 31, 2025, and 2024, the fair value for the derivative instrument assets was $6,927,000 and $10,370,000, respectively. The change in the fair value of financial instruments was due to the changes in market interest rates during 2025, the time to maturity of the various instruments and the maturity or early termination of certain instruments. The effective portion of changes in the fair value of the cash flow interest rate hedge derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

Deferred Tax Asset

Deferred tax assets are computed based on the difference between the financial statement basis and income tax basis of assets and liabilities using the enacted marginal tax rates.  Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period. (See Note 12 for additional information) As of December 31, 2025 and 2024, the balance for deferred tax assets was $11,440,000 and $15,199,000, respectively. The change was due to the change in the market value of the Bank’s available-for-sale investment portfolio, the amortization of various credit and interest rate marks associated with acquisitions and the usage of net operating losses acquired from acquisitions.

Other Assets

Other assets decreased $1,486,000 in 2025 to $53,145,000 from $54,631,000 in 2024. The decrease was driven by a decrease in other receivables of $2,871,000 due to timing of payments associated with a participation loan and a participating bank and a decrease in tax receivable of $2,098,000. Regulatory stock increased $2,221,000 and there was a $634,000 increase in the right to use asset.

Index
Deposits

The following table shows the breakdown of deposits by deposit type (dollars in thousands) at December 31:

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$516,657	21.7	$532,776	22.4	$523,784	22.6
Interest-bearing demand deposits	25,576	1.1	18,004	0.8	$-	-
NOW accounts	593,825	25.0	581,673	24.4	670,712	28.9
Savings deposits	286,554	12.1	292,918	12.3	307,357	13.2
Money market deposit accounts	480,509	20.2	434,856	18.3	400,154	17.2
Certificates of deposit	473,858	19.9	521,801	21.8	419,474	18.1
Total	$2,376,979	100.0	$2,382,028	100.0	$2,321,481	100.0

	2025/2024		2024/2023
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$(16,119)	(3.0)	$8,992	1.7
Interest-bearing demand deposits	7,572	42.1	18,004	NA
NOW accounts	12,152	2.1	(89,039)	(13.3)
Savings deposits	(6,364)	(2.2)	(14,439)	(4.7)
Money market deposit accounts	45,653	10.5	34,702	8.7
Certificates of deposit	(47,943)	(9.2)	102,327	24.4
Total	$(5,049)	(0.2)	$60,547	2.6

2025

Total deposits decreased $5,049,000 in 2025, or 0.2%. While less in 2025 than 2024, competitive pressure for deposits continues to be at the forefront. Additionally, we have numerous state and political organization depositors with seasonal funding timelines. During 2025, brokered certificates of deposit decreased $33,055,000 to $60,000,000. Additionally, a school district in our southeastern Pennsylvania market saw a decrease in their balance of $58,946,000 due to the lack of state budget for parts of 2025. We continue to work on enhancing our cash management services to improve our customer services. As a percentage of total deposits, non-interest-bearing deposits totaled 21.7% as of the end of 2025, which compares to 22.4% at the end of 2024. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition.

2024

Total deposits increased $60,547,000 in 2024, or 2.6%. With the rise in market interest rates, competitive pressure for deposits increased during 2024. During 2024, brokered certificates of deposit decreased $16.2 million to $93.1 million. As a percentage of total deposits, non-interest-bearing deposits totaled 22.4% as of the end of 2024, which compares to 22.6% at the end of 2023.

Remaining maturities of certificates of deposit in excess of FDIC insurance limits are as follows for December 31, 2025 (dollars in thousands):

2025
3 months or less	$35,532
Over 3 months through 6 months	30,842
Over 6 months through 12 months	41,106
Over 12 months	29,136
Total	$136,616
As a percent of total certificates of deposit	28.83%

Uninsured deposits as of December 31, 2025 and 2024 are estimated based on regulatory reporting requirements to be $1,124,675,000 and $1,160,581,000, respectively. Included in this balance as of December 31, 2025 and 2024 are balances held through Intrafi, which provides customers with FDIC insurance coverage by placing customer funds with insured banks within the Intrafi network, as well as deposits collateralized by securities (almost exclusively municipal deposits), which together total $646,677,000, or 27.2%, and $638,624,000, or 26.8% of the Bank’s total deposits, respectively. As a result, deposits in excess of $250,000 that are unsecured total $477,998,000, or 20.1% and $521,957,00, or 21.9% of deposits as of December 31, 2025 and 2024, respectively.

Index
Deposits by type of depositor are as follows (dollars in thousands) at December 31:

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Individuals	$1,072,845	45.1	$1,134,144	47.6	$1,129,655	48.7
Businesses and other organizations	767,673	32.3	741,566	31.1	748,257	32.2
State & political subdivisions	536,461	22.6	506,318	21.3	443,569	19.1
Total	$2,376,979	100.0	$2,382,028	100.0	$2,321,481	100.0
Borrowed Funds

Borrowed funds increased $11,727,000 during 2025. Short term borrowings from the FHLB increased $65,339,000 and totaled $263,483,000 as of December 31, 2025 compared to $198,144,000 as of December 31, 2024. Long term borrowings from the FHLB decreased $41,350,000 and were all paid-off as of December 31, 2025. The Company has a line of credit with an unaffiliated bank for $15.0 million, which is unused as of December, 31, 2025. Management continually monitors interest rates in order to minimize interest rate risk in future years and as part of this may extend some of the short-term borrowings via term notes. The Bank has four interest rate swap agreements outstanding to convert floating-rate debt to fixed rate debt on notional amounts of  $10.0 million and three agreements with individual notional amounts of $6.0 million. The $10.0 million agreements were originated on April 1, 2020 and expire on April 1, 2025 and April 1, 2027, respectively. The three $6.0 million agreements originated on May 14, 2020 had a two year forward start date and expire on May 14, 2027, 2029 and 2032. During 2025, one swap agreement for $15.0 million matured. The Company has an interest rate swap agreement outstanding that was entered into on April 13, 2020 to convert floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap agreement expires on June 17, 2027.  The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period in which they arise. The fair value of the interest rate swaps at December 31, 2025 was $2,487,000 and is included within fair value of derivative instruments – asset on the consolidated balance sheets.

Fair Value of Derivative Instruments – liability

The Company holds derivative instruments to hedge interest rate risk and to offer customers longer term fixed rate loans through a program similar to a back to back swap, which results in both a derivative asset and liability on the Consolidated Balance Sheet and through the residential lending platform through interest rate locks. (See Note 18 for additional information). As of December 31, 2025, and 2024, the fair value for the derivatives instrument liabilities was $4,100,000 and $5,817,000, respectively. The change in the fair value of financial instruments was due to changes in market interest rates during 2025, the time to maturity of the various instruments and the maturity or early termination of certain instruments. The effective portion of changes in the fair value of the cash flow interest hate hedge derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

Other Liabilities

Other liabilities decreased $2,875,000 to $32,856,000 during 2025. The primary driver was a decrease of $4,459,000 due to payments made in 2025 to the low-income housing projects in which the Bank is a partner. Other liabilities increased $682,000 due to an increase in the liability associated with right of use assets due to leases entered into during 2025.

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

Our Board of Directors determines our cash dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2025 and 2024, the Company paid out 26.11% and 33.44% of net income in cash dividends, respectively. The decrease in the payout percentage was due to the increase in net income in 2025 due to the expansion of the net interest margin.

Index
As of December 31, 2025, the total number of common shares outstanding was 4,807,080. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2025 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements. As part of the Company’s employee stock purchase plan, the Company issued 1,157 shares at a cost of $68,000. During 2025, we purchased 6,151 shares of treasury stock at a weighted average cost of $58.09 per share. The Company awarded 4,431 shares of restricted stock to employees at a weighted average cost per share of $57.28 under an equity incentive plan. The Board of Directors was awarded 3,674 shares at a cost of $58.71 per share.

Stockholders’ equity increased 12.8% in 2025 to $338,051,000. Excluding accumulated other comprehensive loss, stockholders’ equity increased $27,173,000, or 8.4%. Net income for 2025 was $36,572,000, offset by net cash dividends of $9,548,000 and net treasury stock activity of ($36,000). All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive loss decreased $11,144,000 from December 31, 2024, primarily as a result of the increase in the fair market value of the investment portfolio. Total stockholders’ equity was approximately 11.0% of total assets as of December 31, 2025, compared to 9.9% of total assets as of December 31, 2024.

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

Capital expenditures, including software purchases in 2025 totaled $1,296,000, which included:

■	ATM upgrades totaling $463,000
■	Computers, servers and copier purchases of $162,000
■	Dover branch remodel totaling $321,000

Capital expenditures, including software purchases in 2024 totaled $1,314,000, which included:

■	ATM upgrades totaling $935,000
■	Computers, servers and copier purchases of $245,000

We expect these expenditures will support our initiatives and will create operating efficiencies, while providing quality customer service.

Index
In addition to the Bank’s cash balances, the Bank achieves additional liquidity primarily from its investment in the FHLB of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $1,115,189,000, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also has two unsecured federal funds lines with third party providers in the total amount of $34.0 million as of December 31, 2025, which are unsecured and a borrower in custody agreement was established with the FRB in the amount of $11,798,000, which is collateralized by $21,827,000 of municipal loans, which is unused at December 31, 2025. The Company has a $15.0 million line of credit with a New York community bank, which is unused as of December 31, 2025.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval from the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2025, the Company (unconsolidated basis) had liquid assets of $4,586,000.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require cash payments. The following table (in thousands) presents as of December 31, 2025, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 9, 10, 13 and 19 to the Consolidated Financial Statements.

Contractual Obligations	One year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,877,545	$-	$-	$-	$1,877,545
Time deposits	366,083	82,962	19,456	5,357	473,858
FHLB Advances	160,483	-	-	-	160,483
Term borrowings - FHLB	103,000	-	-	-	103,000
Stifel	3,320	-	-	-	3,320
Note Payable	-	-	-	7,500	7,500
Subordinated Debt	-	-	-	19,648	19,648
Repurchase agreements	15,497	-	-	-	15,497
Low income housing partnerships	605	787	26	121	1,539
Operating leases	1,921	3,814	3,035	4,285	13,055
Total	$2,528,454	$87,563	$22,517	$36,911	$2,675,445

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

For the year ended December 31, 2025, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our consolidated financial condition, results of operations or cash flows.

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

At December 31, 2025, the Company had equity securities that represent only 0.06% of our total assets, and therefore market risk related to equity securities is not significant.

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

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2025
	Within Three Months	Four to Twelve Months	One to Two Years	Two to Three Years	Three to Five Years	Over Five Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$10,358	$844	$2,976	$-	$-	$-	$14,178
Investment securities	76,879	50,995	69,993	33,386	58,511	172,755	462,519
Residential mortgage loans	40,328	71,112	57,332	47,691	68,903	55,606	340,972
Construction loans	46,430	22,980	24,555	-	-	-	93,965
Commercial and farm loans	477,468	325,290	458,669	203,257	231,422	79,269	1,775,375
Loans to state & political subdivisions	8,441	11,418	7,000	1,781	3,655	19,805	52,100
Other loans	81,218	1,590	1,518	861	804	2,219	88,210
Total interest-earning assets	$741,122	$484,229	$622,043	$286,976	$363,295	$329,654	$2,827,319
Interest-bearing liabilities:
Interest-bearing demand deposits	$21,074	$-	$-	$-	$-	$4,502	$25,576
NOW accounts	406,828	-	-	-	-	186,997	593,825
Savings accounts	-	-	-	-	-	286,554	286,554
Money Market accounts	440,874	-	-	-	-	39,635	480,509
Certificates of deposit	126,086	239,997	56,357	26,605	19,456	5,357	473,858
Long-term borrowing	254,300	19,648	23,500	-	6,000	6,000	309,448
Total interest-bearing liabilities	$1,249,162	$259,645	$79,857	$26,605	$25,456	$529,045	$2,169,770
Excess interest-earning assets (liabilities)	$(508,040)	$224,584	$542,186	$260,371	$337,839	$(199,391)
Cumulative interest-earning assets	$741,122	$1,225,351	$1,847,394	$2,134,370	$2,497,665	$2,827,319
Cumulative interest-bearing liabilities	1,249,162	1,508,807	1,588,664	1,615,269	1,640,725	2,169,770
Cumulative gap	$(508,040)	$(283,456)	$258,730	$519,101	$856,940	$657,549
Cumulative interest rate sensitivity ratio (1)	0.59	0.81	1.16	1.32	1.52	1.30
(1)	Cumulative interest-earning assets divided by interest-bearing liabilities.

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

Index
The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure. In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning the timing of interest rate changes, prepayment speeds on mortgage loans and mortgage securities and deposit pricing movements. Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2025 (dollars in thousands):

Changes in Rates	Prospective One-Year Net Interest Income	Change In Prospective Net Interest Income	% Change In Prospective Net Interest Income
-400 Shock	$114,544	$10,869	10.48%
-300 Shock	111,243	7,568	7.30%
-200 Shock	107,847	4,172	4.02%
-100 Shock	105,526	1,851	1.79%
Base	103,675	-	0.00%
+100 Shock	101,236	(2,439)	-2.35%
+200 Shock	98,513	(5,162)	-4.98%
+300 Shock	95,941	(7,734)	-7.46%
+400 Shock	93,325	(10,350)	-9.98%

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure. Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The projections above utilize a static balance sheet and do not include any changes that may result from the growth of the Bank. Management has developed policy limits for acceptable changes in net interest income for multiple scenarios, including shock scenarios. As of December 31, 2025, changes in net interest income projected for all scenarios, including the shock scenarios noted above, are in line with Bank policy limits for interest rate risk.

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

Index
The evaluation is comprised of specific and pooled components. The specific component is the Company’s evaluation of credit loss on individually evaluated loans based on the fair value of the collateral less estimated selling costs if collateral dependent or based on the present value of expected future cash flows discounted at the loan’s initial effective interest rate if not collateral dependent. The majority of the Company’s loans subject to individual evaluation are considered collateral dependent. All other loans are evaluated collectively for credit loss by pooling loans based on similar risk characteristics.

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

The pooled component of the evaluation is determined by applying reasonable and supportable economic forecasts and historical averages to the remaining loans segmented by similar risk characteristics. The key assumptions used in projecting future loss rates include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. The assumptions are used to calculate and aggregate estimated cash flows for the time period that remains in each loan’s contractual life. The cash flows are discounted back to the balance sheet date using each loan’s effective yield, to arrive at a present value of future cash flows, which is compared to the amortized cost basis of the loan pool to determine the amount of allowance for credit loss required by the calculation.

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

Other key assumptions in the calculation of the allowance for credit losses include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The macro-economic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at December 31, 2025 were four quarters and eight quarters, respectively. Prepayment and curtailment assumptions are based on the Company’s historical experience over the trailing 12 months and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on segment.

The quantitative estimated losses are supplemented by more qualitative factors that impact potential losses. Qualitative factors include changes in underwriting standards, changes in environmental conditions, delinquency level, segment growth rates and changes in duration within new markets, or other relevant factors. The allowance for credit loss may be materially affected by these qualitative factors, especially during periods of economic uncertainty, for items not reflected in the lifetime credit loss calculation, but which are deemed appropriate by management’s current assessment of the risks related to the loan portfolio and/or external factors. The qualitative factors applied at December 31, 2025, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of allowance for credit loss calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.

While management utilizes its best judgment and information available, the adequacy of the allowance for credit loss is determined by certain factors outside of the Company’s control, such as the performance of the Company’s portfolios, changes in the economic environment including economic uncertainty, changes in interest rates, and the view of the regulatory authorities toward classification of assets and the level of allowance for credit losses. Additionally, the level of allowance for credit losses may fluctuate based on the balance and mix of the loan portfolio. If actual results differ significantly from management’s assumptions, the Company’s allowance for credit loss may not be sufficient to cover inherent losses in the Company’s loan portfolio, resulting in additions to the Company’s allowance for credit losses and an increase in the provision for credit losses.

Index
Goodwill and Other Intangible Assets

As discussed in Note 1 of the consolidated financial statements, the Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed a quantitative assessment in 2025 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2025, 2024 or 2023.

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

Index
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Citizens Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Index
Allowance for Credit Losses (ACL)

Description of the Matter

The Company’s loan portfolio totaled $2.3 billion as of December 31, 2025, which includes the associated ACL on loans totaling $22.8 million. As discussed in Notes 1 and 5 to the financial statements, the ACL related to loan requires significant judgment about the expected future losses, which is based on a base loss projection determined through the calculation of discounted cash flows of each loan portfolio segment. The probably of default and other loss rate assumptions are based on a combination of peer loss data, Company-specific data, and economic forecasts. Management then applies qualitative adjustments to the base loss projection to reflect changes in the Company’s internal and external environment that are different from the conditions that existed during the historical loss calculation period. The qualitative adjustments are based on observable data points evaluated over a historical period, which help management determine how the related risks are evolving over time. Management uses a Qualitative Scorecard (Scorecard) to provide the adjustments to the historical loss information. The Scorecard contains a five-category approach (improvement, no change, minor risk, moderate risk, and major risk) to measure risk in the loan pools that may not be captured in the quantitative methodology.

We identified these qualitative adjustments within the ACL as critical audit matters because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgments required to assess the directionality and magnitude of adjustments are highly subjective. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature of audit evidence and the nature and extent of effort required to address these matters.

Index
How We Addressed the Matter in Our Audit

The primary procedures we performed related to this critical audit matter (CAM) included the following:

•	Obtained an understanding of the Company’s process for establishing the ACL, including how management evaluates the qualitative adjustments to the base loss projection

•	Tested the design, implementation, and operating effectiveness of internal controls specifically related to the determination and review of these qualitative adjustments

•	Evaluated and tested the reliability of the data used to evaluate the significant qualitative factor adjustments

•	Evaluated the directional consistency and reasonableness of management’s conclusions regarding Scorecard category based on the trends identified in the underlying data

•	Reconciled the Scorecard category from management’s calculation back to the ACL model for accuracy

We have served as the Company’s auditor since 1994.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 12, 2026

Index
Citizens Financial Services, Inc.
Consolidated Balance Sheet

	December 31,
(in thousands, except share data)	2025	2024
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$23,933	$30,284
Interest-bearing	10,358	11,918
Total cash and cash equivalents	34,291	42,202
Interest bearing time deposits with other banks	3,820	3,820
Equity securities	1,815	1,747
Available-for-sale securities	444,741	425,912
Loans held for sale	9,393	9,607
Loans (net of allowance for credit losses: $ 2025, 22,806; 2024, $21,699)	2,327,816	2,291,543
Premises and equipment	20,998	21,395
Accrued interest receivable	10,698	10,307
Goodwill	85,758	85,758
Bank owned life insurance	51,501	50,341
Other intangibles	2,221	2,892
Fair value of derivative instruments - asset	6,927	10,370
Deferred tax asset	11,440	15,199
Other assets	53,145	54,631
TOTAL ASSETS	$3,064,564	$3,025,724
LIABILITIES:
Deposits:
Noninterest-bearing	$516,657	$532,776
Interest-bearing	1,860,322	1,849,252
Total deposits	2,376,979	2,382,028
Borrowed funds	309,448	297,721
Accrued interest payable	3,130	4,693
Fair value of derivative instruments - liability	4,100	5,817
Other liabilities	32,856	35,731
TOTAL LIABILITIES	2,726,513	2,725,990
STOCKHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares 2025 and 2024; none issued in 2025 or 2024	-	-
Common Stock $1.00 par value; authorized 25,000,000 shares 2025 and 2024; issued 5,255,807 and 5,207,577 share in 2025 and 2024, respectively	5,256	5,208
Additional paid-in capital	147,965	144,984
Retained earnings	213,623	189,443
Accumulated other comprehensive loss	(12,377)	(23,521)
Treasury stock, at cost: 448,727 and 447,965 shares for 2025 and 2024, respectively	(16,416)	(16,380)
TOTAL STOCKHOLDERS’ EQUITY	338,051	299,734
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,064,564	$3,025,724
See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,

(in thousands, except per share data)	2025	2024	2023
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$144,430	$142,688	$116,075
Interest-bearing deposits with banks	502	851	736
Investment securities:
Taxable	9,910	7,135	6,636
Nontaxable	2,626	2,093	2,264
Dividends	1,700	1,550	1,407
TOTAL INTEREST AND DIVIDEND INCOME	159,168	154,317	127,118
INTEREST EXPENSE:
Deposits	47,050	52,326	31,699
Borrowed funds	14,117	15,536	15,159
TOTAL INTEREST EXPENSE	61,167	67,862	46,858
NET INTEREST INCOME	98,001	86,455	80,260
Provision for credit losses	2,375	2,587	937
Provision for credit losses - acquisition day 1 non-PCD	-	-	4,591
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	95,626	83,868	74,732
NON-INTEREST INCOME:
Service charges	5,569	5,749	5,639
Trust	792	816	764
Brokerage and insurance	2,627	2,381	1,924
Equity security gains (losses), net	67	145	(144)
Available for sale security losses, net	-	-	(51)
Gains on loans sold	2,290	2,316	1,452
Earnings on bank owned life insurance	1,433	1,684	1,254
Gain on sale of Braavo division	-	1,102	-
Other	1,566	1,208	767
TOTAL NON-INTEREST INCOME	14,344	15,401	11,605
NON-INTEREST EXPENSES:
Salaries and employee benefits	39,402	39,347	34,990
Occupancy	5,299	5,013	4,123
Furniture and equipment	1,209	1,038	822
Professional fees	2,341	2,599	1,962
Federal depository insurance	1,710	1,996	1,475
Pennsylvania shares tax	739	1,114	583
Amortization of intangibles	478	564	373
Merger and acquisition	-	-	9,269
ORE expenses	267	212	166
Software expenses	1,844	1,953	1,784
Other	11,443	11,550	9,215
TOTAL NON-INTEREST EXPENSES	64,732	65,386	64,762
Income before provision for income taxes	45,238	33,883	21,575
Provision for income taxes	8,666	6,065	3,764
NET INCOME	$36,572	$27,818	$17,811
PER COMMON SHARE DATA:
EARNINGS PER SHARE - BASIC	$7.62	$5.80	$3.98
EARNINGS PER SHARE – DILUTED	$7.62	$5.79	$3.98
Number of shares used in computation - basic	4,797,520	4,797,258	4,476,235
Number of shares used in computation - diluted	4,800,093	4,802,139	4,476,235
See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income
Year Ended December 31,

(in thousands)	2025	2024	2023
Net Income	$36,572	$27,818	$17,811

Other Comprehensive income
Securities available for sale
Unrealized holding gain (loss) during the period	15,847	2,118	11,692
Income tax effect	(3,328)	(444)	(2,455)
Subtotal	12,519	1,674	9,237
Reclassification adjustment for (gains) losses included in income	-	-	51
Income tax effect	-	-	(12)
Subtotal	-	-	39

Unrealized loss (gain) on interest rate swap	(1,750)	(1,205)	(1,431)
Income tax effect	368	253	301
Other comprehensive (loss) gain on interest rate swap	(1,382)	(952)	(1,130)

Change in unrecognized pension costs	9	846	106
Income tax effect	(2)	(178)	(22)
Other comprehensive gain (loss) gain on unrecognized pension costs	7	668	84

Net other comprehensive income	11,144	1,390	8,230
Comprehensive income	$47,716	$29,208	$26,041

See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share data)			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	Common Stock
	Shares	Amount
Balance, December 31, 2022	4,427,687	$4,428	$80,911	$164,922	$(33,141)	$(16,973)	$200,147
Comprehensive income:
Net income				17,811			17,811
Net other comprehensive income					8,230		8,230
Stock dividend (1%)	39,209	39	2,982	(3,021)			-
Issuance of Common stock	693,858	694	59,443				60,137
Purchase of treasury stock (2,775 shares)						(265)	(265)
Restricted stock, executive and Board of Director awards			(319)			431	112
Restricted stock vesting			197				197
Sale of treasury stock (410 shares)			6			28	34
Forfeited restricted stock			13			(13)	-
Change in Accounting policy for allowance for credit losses				1,766			1,766
Cash dividends, $1.899 per share				(8,503)			(8,503)
Balance, December 31, 2023	5,160,754	$5,161	$143,233	$172,975	$(24,911)	$(16,792)	$279,666

Comprehensive income:
Net income				27,818			27,818
Net other comprehensive income					1,390		1,390
Stock dividend (1%)	46,589	47	2,001	(2,048)			-
Issuance of Common stock for ESPP	234	-	16				16
Purchase of treasury stock (3,881 shares)						(202)	(202)
Restricted stock, executive and Board of Director awards			(541)			647	106
Restricted stock vesting			242				242
Forfeited restricted stock			33			(33)	-
Cash dividends, $1.931 per share				(9,302)			(9,302)
Balance, December 31, 2024	5,207,577	$5,208	$144,984	$189,443	$(23,521)	$(16,380)	$299,734

Comprehensive income:
Net income				36,572			36,572
Net other comprehensive income					11,144		11,144
Stock dividend (1%)	47,073	47	2,797	(2,844)			-
Issuance of Common stock for ESPP	1,157	1	67				68
Purchase of treasury stock (6,151 shares)						(358)	(358)
Restricted stock, executive and Board of Director awards			(261)			380	119
Restricted stock vesting			320				320
Sale of treasury stock			-			-	-
Forfeited restricted stock			58			(58)	-
Cash dividends, $1.980 per share				(9,548)			(9,548)
Balance, December 31, 2025	5,255,807	$5,256	$147,965	$213,623	$(12,377)	$(16,416)	$338,051
See accompanying notes to consolidated financial statements.

Index
Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$36,572	$27,818	$17,811
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,375	2,587	5,528
Depreciation and amortization	2,104	1,806	1,520
Amortization and accretion of loans and other assets	(3,810)	(3,186)	(3,119)
Amortization and accretion on investment securities	618	1,372	1,581
Deferred income taxes	797	1,771	595
Equity security (gains) losses, net	(67)	(145)	144
Available for sale security (gains) losses, net	-	-	51
Earnings on bank owned life insurance	(1,433)	(1,684)	(1,254)
Stock awards	625	412	309
Originations of loans held for sale	(153,519)	(155,379)	(87,323)
Proceeds from sales of loans held for sale	155,948	157,365	90,782
Realized gains on loans sold	(2,290)	(2,316)	(1,452)
Realized gains on sale of Braavo	-	(1,102)	-
(Increase) decrease in accrued interest receivable	(391)	736	(1,485)
Increase (decrease) in accrued interest payable	(1,563)	395	2,181
Other, net	568	2,732	668
Net cash provided by operating activities	36,534	33,182	26,537
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	-	-	86,504
Proceeds from maturity and principal repayments of securities	78,806	62,858	27,007
Purchase of securities	(82,406)	(70,423)	(10,246)
Proceeds from sale of equity securities	-	335	127
Proceeds from redemption of Regulatory Stock	33,638	28,072	24,915
Purchase of Regulatory Stock	(35,859)	(27,599)	(29,127)
Net increase in loans	(33,481)	(70,245)	(43,951)
Purchase of interest bearing time deposits	-	(100)	(100)
Proceeds from matured interest bearing time deposits with other banks	-	350	2,085
Purchase of premises, equipment and software	(1,296)	(1,314)	(2,617)
Proceeds from sale of premises and equipment	12	-	-
Proceeds from bank owned life insurance	272	1,241	1,098
Investments in low income housing partnerships	-	-	(1,470)
Proceeds from sale of foreclosed assets held for sale	238	567	335
Proceeds from sale of Braavo assets	-	7,185	-
Acquisition, net of cash paid	-	-	4,905
Net cash (used in) provided by investing activities	(40,076)	(69,073)	59,465
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(5,049)	60,548	(56,092)
Proceeds from long-term borrowings	-	-	40,000
Repayments of long-term borrowings	(42,000)	(35,000)	-
Net increase (decrease) in short-term borrowed funds	52,705	9,279	(34,569)
Purchase of treasury stock	(358)	(202)	(265)
Purchase of restricted stock	(187)	(64)	-
Sale of treasury stock	-	-	34
Issuance of common stock for employee stock purchase plan	68	16	-
Dividends paid	(9,548)	(9,302)	(8,503)
Net cash (used in) provided by financing activities	(4,369)	25,275	(59,395)
Net (decrease) increase in cash and cash equivalents	(7,911)	(10,616)	26,607
Cash and Cash Equivalents at Beginning of Year	42,202	52,818	26,211
Cash and Cash Equivalents at End of Year	$34,291	$42,202	$52,818

Index
Supplemental Disclosures of Cash Flow Information:
Interest paid	$62,730	$67,466	$44,677
Income taxes paid	$6,590	$2,826	$5,130
Non-cash activities:
Stock dividend	$2,844	$2,048	$3,021
Real estate acquired in settlement of loans	$40	$2,635	$147
Investments matured and not settled included in other assets	$-	$-	$8,000
Investments in low income housing included in other assets and liabilities	$-	$-	$6,530
Right of use asset and liability	$2,065	$306	$28
CECL adjustment	$-	$-	$3,300

Acquisition of			HV Bancorp, Inc.
Non-cash assets acquired
Available-for-sale securities	$-	$-	$79,248
Interest bearing time deposits with other banks	-	-	-
Loans held fo sale	-	-	10,750
Loans	-	-	475,338
Premises and equipment	-	-	2,310
Accrued interest receivable	-	-	2,226
Bank owned life insurance	-	-	10,387
Intangibles	-	-	2,972
Deferred tas asset	-	-	7,706
Other assets	-	-	18,213
Goodwill	-	-	54,382
	-	-	663,532

Liabilities assumed
Noninterest-bearing deposits	-	-	197,549
Interest-bearing deposits	-	-	335,815
Accrued interest payable	-	-	885
Borrowed funds	-	-	58,647
Other liabilities	-	-	11,988
	-	-	604,884
Net non-cash assets acquired	-	-	58,648
Cash and cash equivalents acquired	$-	$-	$18,017
See accompanying notes to consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and, collectively with its subsidiaries, the “Company”) is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”). During 2024, the Company terminated the corporate existence of CZFS Acquisition Company, LLC (“CZFS”), which included transferring ownership of the Bank to the Company. CZFS was formed in March 2020 as part of the merger with Midcoast Community Bancorp. Inc. (“MidCoast”). During 2024, the Bank terminated the corporate existence of 1st Realty of PA, LLC (“Realty”), which included transferring ownership of all assets to the Bank. Realty was formed in March of 2019 to manage and sell properties acquired by the Bank in the settlement of a bankruptcy filing with a commercial customer.  On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (“FNB”).  On December 8, 2017, the Bank completed its acquisition of the S&T Bank branch in State College (“State College”). On April 17, 2020, the Company completed its acquisition of MidCoast. On June 16, 2023, the Company completed the HVBC acquisition. In December 2023, the Bank opened a full-service branch in Williamsport, Pennsylvania. In October 2024, the Bank opened a limited production office in Georgetown, Delaware. As of December 31, 2025, the Bank operates thirty-nine full-service banking branches in Potter, Tioga, Bradford, Clinton, Lycoming, Lebanon, Lancaster, Berks, Schuylkill, Centre, Chester, Bucks, Montgomery and Philadelphia counties, Pennsylvania, Allegany County, New York, the cities of Wilmington and Dover, Delaware, Burlington County, New Jersey, a limited branch office in Union county, Pennsylvania, a limited production officer in Georgetown, Delaware and two mortgage centers in Bucks county, Pennsylvania and Burlington County, New Jersey. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its subsidiary, First Citizens Community Bank, and its subsidiary, First Citizens Insurance Agency, Inc. for 2025 and 2024. For 2023, the consolidated financial statements include the accounts of the Company, and its subsidiary CZFS, and its subsidiary, First Citizens Community Bank, and its subsidiaries, First Citizens Insurance Agency, Inc. and 1st Realty of PA, LLC. These consolidated statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for credit losses, goodwill, derivatives, pension plans and deferred tax assets and liabilities.

Index
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

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2025 and 2024.

Trading Securities - Includes debt securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2025 and 2024.

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

Index
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management confirms that an available-for-sale security is uncollectable or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2025 and 2024, the Company determined that the unrealized loss positions in available-for-sale debt securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 4, “Investment Securities,” and Note 20, “Fair Value of Financial Instruments,” for more information about available-for-sale debt securities.

Accrued interest receivable on available-for-sale debt securities totaled $2,399,000 and $2,135,000 at December 31, 2025 and 2024, respectively, and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

Commercial Real Estate: The Bank originates mortgage loans to operating companies primarily in its various market areas in Pennsylvania, New York and Delaware. The property may be owner-occupied or non-owner-occupied real estate properties and include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Owner-occupied loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower’s ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Index
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

Methods utilized by management to estimate expected credit losses include a discounted cash flow (“DCF”) model that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations and a weighted average remaining maturity (“WARM”) model which contemplates expected losses at a pool-level, utilizing historic loss information. Management estimates the allowance for credit losses on loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. After the end of the reasonable and supportable forecast period, the loss rates revert to the mean loss rate over a period of eight quarters.

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

The WARM model uses combined historic loss rates for the Company and peer institutions, if necessary, gathered from call report filings. The selected period for which historic loss rates are used is dependent on management’s evaluation of current conditions and expectations of future loss conditions.

Index
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

Accrued interest receivable on loans held for investment totaled $7,943,000 and $7,868,000 at December 31, 2025 and 2024, respectively, and is included within Accrued interest receivable. This amount is excluded from the estimate of expected credit losses.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Management estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Bank and applying the loss factors used in the allowance for credit losses on loans methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan segment. The estimate of credit losses on off balance sheet credit exposures is $1,163,000 and $676,000 at December 31, 2025 and 2024, respectively, and was reported in other liabilities on the consolidated balance sheets.

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

Index
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

 The Company accounts for the MSRs under the amortization method. The mortgage servicing rights are initially recorded at fair value and amortized in proportion to the estimated expected future net servicing income generated from servicing the loan. The mortgage servicing rights are evaluated for impairment by estimating the fair value of the mortgage servicing rights and comparing that value to the carrying amount. The Company obtains a third-party valuation to assist with estimating the fair value of the MSRs. A valuation allowance would be established if the carrying amount of these mortgage servicing rights exceeds fair value. There was no impairment recognized in 2025, 2024 or 2023.

Goodwill

On an annual basis, the Company evaluated its goodwill for impairment.  When management determines that a quantitative assessment of impairment is necessary, a calculation of the fair value of the reporting unit is completed and compared to its carrying amount.  If the fair value exceeds the carrying amount, no impairment is present.  If the carrying of the reporting unit exceeds its calculated fair value and impairment loss is recognized equal to the difference between fair value and carrying value. The Company may also perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. During 2025, management’s approach to goodwill impairment was a quantitative assessment. During 2024 and 2023, the assessments were qualitative. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2025, 2024 or 2023.

Index
Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees. Any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy. Under these agreements, the Company receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary named by the insured person in the policy. The Company is the sole beneficiary of any death benefits received from non-active insured persons. Additionally, as a result of the MidCoast acquisition, the Company acquired life insurance policies on former MidCoast employees. The Company is owner and sole beneficiary of these policies. Additionally, as part of the HVBC acquisition, the Company acquired life insurance policies on former HVBC employees. Under these agreements, the Bank receives the cash surrender value of the policy plus the benefit in excess of the cash surrender value less $50,000 to $100,000 that be given to the beneficiary named by the insured person in the policy if the insured person passes while employed by the Company. The Company is the sole beneficiary of any death benefits received from non-active insured persons. The Company acquired life insurance policies on former FNB employees and directors, as part of the acquisition of FNB. The policies obtained as part of the acquisition provide a fixed dollar benefit to the former employee or director beneficiaries, whether or not the insured person is affiliated with the Company at the time of his or her death. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Increases in the cash surrender value are recognized as other non-interest income. The obligation of $529,000 and $514,000 under split-dollar benefit agreements to former employees and directors or their beneficiaries have been recognized as liabilities on the consolidated balance sheet at December 31, 2025 and 2024. The (benefit)/expenses associated with the split dollar benefit were $51,000, ($96,000) and ($50,000) for 2025, 2024 and 2023, respectively.

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

Index
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

The Company has a defined contribution 401(k) plan covering eligible employees. The employee may also contribute to the plan on a voluntary basis, up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k). Under the plan, the Company also makes contributions on behalf of eligible employees, which vest immediately. For employees hired after January 1, 2007, in lieu of the pension plan, an additional annual discretionary 401(k) plan contribution is made and is equal to a percentage of an employee’s base compensation.

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

Advertising Costs

Advertising and promotion costs are generally expensed as incurred and amounted to $1,114,000, $1,178,000 and $952,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Index
Comprehensive Income (Loss)

The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio, unrealized gains (losses) on interest rate swaps and unrecognized pension costs.

Recent Accounting Pronouncements – Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Expanded Income Tax Disclosure Requirements (Topic 740, which requires public business entities to improve income tax disclosures primarily related to an entity’s effective tax rate reconciliation and income taxes paid information. This guidance became effective for annual periods beginning after December 15, 2024. This Update did not have a significant impact on the Company’s financial statements.

See footnote 12 for the revised disclosures.

Index
Recent Accounting Pronouncements – Not Yet Effective

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides the following relief when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, including those acquired in a business combination under Topic 805, Business Combinations: (1) Practical expedient (available to all entities): Allows an entity to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of an asset in developing reasonable and supportable forecasts as part of estimating expected credit losses. This removes the requirement to incorporate macroeconomic forecasts for assets within the scope of the ASU; (2) Accounting policy election (available to entities other than public business entities): Provided that the practical expedient is elected, this policy election permits eligible entities to consider post-balance-sheet collection activity when estimating expected credit losses.  The new guidance will be effective for interim and annual periods beginning after December 15, 2025, and is to be adopted on a prospective basis. The Company is currently evaluating the impact of this new guidance on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software that is developed using an incremental and iterative method (e.g., agile method). The guidance removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The guidance specifies that the property, plant, and equipment disclosure requirements under ASC 360-10 apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance, which applies to all entities, is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective, or modified transition approach. Early adoption is permitted.  The Company is currently evaluating the impact of this new guidance on its financial statements.

In 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which (1) refines the scope of the guidance on derivatives in ASC 815 (Issue 1) and (2) clarifies the guidance on share-based payments from a customer in ASC 606 (Issue 2). The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts.  The ASU adds a new scope exception for certain contracts that are not traded on an exchange and have an underlying that is based on operations or activities specific to one of the parties to the contract.  This ASU clarifies that when an entity has a right to receive a share-based payment from its customer in exchange for the transfer of goods or services, the share-based payment should be accounted for as noncash consideration within the scope of ASC 606.  ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods.  Early adoption is permitted.  The Company is currently evaluating the impact of this new guidance on its financial statements.

Index
In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326), which amends the guidance in Topic 326 to expand the population of acquired financial assets subject to the gross-up approach to include loans (excluding credit cards) that are acquired without credit deterioration and deemed “seasoned.” All non-purchased credit deteriorated loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-purchased credit deteriorated loans (excluding credit cards) are considered to be seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. ASU 2025-08 should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted.  The Company is currently evaluating the impact of this new guidance on its financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), which amends certain aspects of the hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments, among other things, provide more flexibility for cash flow hedges and hedging of raw materials and other nonfinancial assets, as well as simplify hedge accounting for flexible debt and foreign currency debt. ASU 2025-09 should be applied prospectively for public business entities for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. For all other entities, the ASU is to be applied prospectively and is effective for fiscal years beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its financial statements.

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities (Topic 832), which adds guidance on the recognition, measurement, and presentation of government grants. Among other things, the ASU defines whether a grant is related to an asset or to income. Under either scenario, an entity will not be able to recognize the grant until it is probable that both (a) the entity will comply with the conditions attached to the government grant, and (b) the government grant will be received. The new guidance is effective for public business entities in annual periods beginning after December 15, 2028, (including interim periods within) and one year later for all other entities, with early adoption permitted in any period for which financial statements have not yet been issued. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify interim disclosure requirements, the form and content of interim financial statements, and when ASC Topic 270 applies. The amendments in the ASU provide a list of specific interim disclosures that are required by generally accepted accounting principles (GAAP), which, together with the disclosure principle, represent the complete population of required disclosures in interim reporting periods. The intent of the disclosure principle is to help entities determine whether any disclosures not specified in Topic 270 should be provided in interim reporting periods. ASU 2025-11 may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements for public business entities for interim periods in fiscal years beginning after December 15, 2027, and all other entities in interim periods in fiscal years beginning after December 15, 2028.  The Company is currently evaluating the impact of this new guidance on its financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to address 33 issues that amend the Codification to (1) clarify, (2) correct errors, or (3) make minor improvements that affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. The amendments make the Codification easier to understand and apply. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

Trust, Brokerage and Insurance Assets and Income

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such assets are not assets of the Company. The majority of trust revenue is earned and collected monthly, with the amount determined based on a percentage of the fair value of the trust assets under management. Trust fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under management. None of the contracts with trust customers provide for incentive-based fees. In addition, trust revenue includes fees for provision of services, including employee benefit plan administration, tax return preparation and estate planning and settlement. Fees for such services are billed based on contractual arrangements or established fee schedules and are typically billed upon completion of providing such services. Brokerage and insurance commissions from the sales of investments and insurance products are recognized on a trade date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Additional fees are based on a percentage of the market value of customer accounts and billed on a monthly or quarterly basis. The Company’s performance obligation under the contracts with certain customers is generally satisfied through the passage of time as the Company monitors and manages the assets in the customer’s portfolio and is not dependent on certain return or performance level of the customer’s portfolio. Other performance obligations (such as the delivery of account statements to customers) are generally considered immaterial to the overall transaction price.

Earnings Per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	2025	2024	2023
Basic earnings per share computation:
Net income applicable to common stock	$36,572,000	$27,818,000	$17,811,000
Weighted average common shares outstanding	4,797,520	4,797,258	4,476,235
Earnings per share - basic	$7.62	$5.80	$3.98
Diluted earnings per share computation:
Net income applicable to common stock	$36,572,000	$27,818,000	$17,811,000
Weighted average common shares outstanding for basic earnings per share	4,797,520	4,797,258	4,476,235
Add: Dilutive effects of restricted stock	2,573	4,881	-
Weighted average common shares outstanding for dilutive earnings per share	4,800,093	4,802,139	4,476,235
Earnings per share - dilutive	$7.62	$5.79	$3.98

Nonvested shares of restricted stock totaling 1,883, 2,430 and 4,623 were outstanding during 2025, 2024 and 2023, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had per share prices ranging from $49.43-$83.38, $61.98-$83.38 and $56.81-$83.38 for 2025, 2024 and 2023, respectively.

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

Index
•
Trust fees – Typical contracts for trust services are based on a fixed percentage of the assets earned ratably over a defined period and billed on a monthly basis. Fees charged to customers’ accounts are recognized as revenue over the period during which the Company fulfills its performance obligation under the contract (i.e., holding client assets in a managed fiduciary trust account). For these accounts, the performance obligation of the Company is typically satisfied by holding and managing the customer’s assets over time. Other fees related to specific customer requests are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time, upon completion of the requested service/transaction.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the years ended December 31, 2025, 2024 and 2023 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

Revenue stream
Service charges on deposit accounts	2025	2024	2023
Overdraft fees	$1,505	$1,612	$1,501
Statement fees	255	181	194
Interchange revenue	3,307	3,382	3,246
ATM income	120	134	138
Other service charges	382	440	560
Total Service Charges	5,569	5,749	5,639
Trust	792	816	764
Brokerage and insurance	2,627	2,381	1,924
Other	893	664	645
Total	$9,881	$9,610	$8,972

3. RESTRICTIONS ON CASH AND DUE FROM BANKS

Effective March 26, 2020, the Federal Reserve reduced reserve requirements to zero for all depository institutions. There were no required federal reserves included in “Cash and due from banks” at December 31, 2025 or December 31, 2024. The required reserves are used to facilitate the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of vault cash and a depository amount held with the Federal Reserve Bank. Federal law prohibits the Company from borrowing from the Bank unless the loans are secured by specific collateral.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

Index
4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, 2025 and 2024 were as follows (in thousands):

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
U.S. Agency securities	$52,651	$12	$(2,908)	$-	$49,755
U.S. Treasuries	84,551	225	(2,122)	-	82,654
Obligations of state and political subdivisions	120,608	1,070	(5,792)	-	115,886
Corporate obligations	11,304	405	(412)	-	11,297
Mortgage-backed securities in government sponsored entities	193,405	1,103	(9,359)	-	185,149
Total available-for-sale securities	$462,519	$2,815	$(20,593)	$-	$444,741

December 31, 2024
Available-for-sale securities:
U.S. Agency securities	$58,594	$6	$(5,113)	$-	$53,487
U.S. Treasuries	126,220	6	(5,724)	-	120,502
Obligations of state and political subdivisions	103,137	4	(8,239)	-	94,902
Corporate obligations	11,206	297	(1,065)	-	10,438
Mortgage-backed securities in government sponsored entities	160,380	232	(14,029)	-	146,583
Total available-for-sale securities	$459,537	$545	$(34,170)	$-	$425,912

The following table shows the Company’s gross unrealized losses and fair value for available for sale securities, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024 (in thousands).  As of December 31, 2025, the Company owned 242 securities each of whose fair value was less than its cost basis for a period twelve months or greater and 21 securities each of whose fair value was less than its cost basis for a period less than twelve months. As of December 31, 2024, the Company owned 312 securities each of whose fair value was less than its cost basis for a period twelve months or greater and five securities each of whose fair value was less than its cost basis for a period less than twelve months.

	Less than Twelve Months		Twelve Months or Greater		Total
2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$-	$-	$45,104	$(2,908)	$45,104	$(2,908)
U.S. Treasuries	-	-	72,784	(2,122)	72,784	(2,122)
Obligations of states and political subdivisions	5,642	(98)	72,858	(5,694)	78,500	(5,792)
Corporate obligations	-	-	6,588	(412)	6,588	(412)
Mortgage-backed securities in government sponsored entities	36,858	(247)	79,922	(9,112)	116,780	(9,359)
Total securities	$42,500	$(345)	$277,256	$(20,248)	$319,756	$(20,593)

2024
U.S. agency securities	$-	$-	$51,470	$(5,113)	$51,470	$(5,113)
U.S. Treasuries	5,553	(11)	110,992	(5,713)	116,545	(5,724)
Obligations of states and political subdivisions	4,186	(39)	86,773	(8,200)	90,959	(8,239)
Corporate obligations	345	(33)	6,970	(1,032)	7,315	(1,065)
Mortgage-backed securities in government sponsored entities	35,044	(817)	82,425	(13,212)	117,469	(14,029)
Total securities	$45,128	$(900)	$338,630	$(33,270)	$383,758	$(34,170)

Index
As of December 31, 2025 and 2024, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon our analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to our available for sale securities and in consideration of our historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

There were no sales of available-for-sale securities during 2025 and 2024. Proceeds from sales of securities available-for-sale during 2023 were $86,504,000. Sales for 2023 were primarily the result of selling investments obtained as part of the HVBC acquisition for no gain or loss on the day of acquisition. The gross losses realized during 2023 consisted of $89,000 from the sales of seven municipal securities. The gross gains realized during 2023 consisted of $38,000 from the sales of two municipal securities. Gross gains and gross losses were realized as follows on available for sale securities (in thousands):

	2025	2024	2023
Gross gains	$-	$-	$38
Gross losses	-	-	(89)
Net losses	$-	$-	$(51)

Index
The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during 2025, 2024 and 2023 and the portion of unrealized gains for the period that relates to equity investments held at December 31, 2025, 2024 and 2023 (in thousands):

Equity Securities	2025	2024	2023
Net gains (losses) recognized in equity securities during the period	$67	$145	$(144)
Less: Net gains (losses) realized on the sale of equity securities during the period	-	(4)	14
Net unrealized gains (losses)	$67	$149	$(158)

Investment securities with an approximate carrying value of $367,936,000 and $340,371,000 at December 31, 2025 and 2024, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at December 31, 2025, by contractual maturity are shown below (in thousands). Municipal securities that have been refunded and will therefore pay-off on the call date are reflected in the table below utilizing the call date as the date of repayment as payment is guaranteed on that date:

Available-for-sale securities:	Amortized Cost	Fair Value
Due in one year or less	$36,430	$36,054
Due after one year through five years	114,102	110,690
Due after five years through ten years	96,763	92,014
Due after ten years	215,224	205,983
Total	$462,519	$444,741

5. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central, south-central and south-eastern Pennsylvania, Burlington County, New Jersey, southern New York and Wilmington and Dover, Delaware. Although the Company had a diversified loan portfolio at December 31, 2025 and 2024, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for credit losses as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Real estate loans:
Residential	$340,972	$351,398
Commercial	1,218,514	1,121,435
Agricultural	347,448	327,722
Construction	93,965	164,326
Consumer	88,210	109,505
Other commercial loans	179,166	155,012
Other agricultural loans	30,247	29,662
State and political subdivision loans	52,100	54,182
Total	2,350,622	2,313,242
Allowance for credit losses – loans	22,806	21,699
Net loans	$2,327,816	$2,291,543

As of December 31, 2025, and 2024, net unamortized loan fees and costs of $1,981,000 and $2,587,000, respectively, were included in the carrying value of loans. Purchased loans acquired in connection with the FNB acquisition, the State College branch acquisition, the MidCoast acquisition and the HVBC acquisition were recorded at fair value on their acquisition date without a carryover of the related allowance for credit losses.

Real estate loans serviced for Freddie Mac, Fannie Mae and the FHLB, which are not included in the Consolidated Balance Sheet, totaled $181,675,000 and $193,507,000 at December 31, 2025 and 2024, respectively. Loans sold to Freddie Mac and Fannie Mae were sold without recourse and total $173,901,000 and $184,578,000 at December 31, 2025 and 2024, respectively. Additionally, the Bank acquired a portfolio of loans sold to the FHLB during the acquisitions of FNB and HVBC, which were sold under the Mortgage Partnership Finance Program (“MPF”). The Bank was not an active participant in the MPF program in 2025 or 2024. The MPF portfolio balance was $7,774,000 and $8,929,000 at December 31, 2025 and 2024, respectively. The FHLB maintained a first-loss position for the MPF portfolio that totaled $171,000 and $168,000 as of December 31, 2025 and 2024, respectively. Should the FHLB exhaust its first-loss position, recourse to the Bank’s credit enhancement would be up to the next $197,000 and $229,000 of losses as of December 31, 2025 and 2024, respectively. The Bank did not experience any losses for the MPF portfolio during 2025, 2024 or 2023.

Index
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

Allowance for Credit Losses

The following table presents the components of the allowance for credit losses as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Allowance for Credit Losses – Loans	$22,806	$21,699
Allowance for Credit Losses – Off-Balance Sheet credit Exposure	1,163	676
Total allowance for credit losses	$23,969	$22,375

Index
The following table presents the activity in the allowance for credit losses for 2025, 2024 and 2023 (in thousands):

	Allowance for Credit Losses – Loans	Allowance for Credit Losses – Off- Balance Sheet credit Exposure	Total
Balance at December 31, 2022	$18,552	$165	$18,717
Impact of adopting CECL	(3,300)	1,064	(2,236)
Allowance for credit loss on PCD acquired loans	1,689	-	1,689
Loans charge-off	(1,329)	-	(1,329)
Recoveries of loans previously charged-off	49	-	49
Net loans charged-off	(1,280)	-	(1,280)
Provision for credit losses – acquisition day 1 non-PCD	4,591	-	4,591
Provision for credit losses	901	36	937
Balance at December 31, 2023	$21,153	$1,265	$22,418

Balance at December 31, 2023	$21,153	$1,265	$22,418
Loans charge-off	(2,673)	-	(2,673)
Recoveries of loans previously charged-off	43	-	43
Net loans charged-off	(2,630)	-	(2,630)
Provision for credit losses	3,176	(589)	2,587
Balance at December 31, 2024	$21,699	$676	$22,375

Balance at December 31, 2024	$21,699	$676	$22,375
Loans charge-off	(858)	-	(858)
Recoveries of loans previously charged-off	77	-	77
Net loans charged-off	(781)	-	(781)
Provision for credit losses	1,888	487	2,375
Balance at December 31, 2025	$22,806	$1,163	$23,969

The following tables presents the activity in the allowance for credit losses – loans, by portfolio segment, for 2025, 2024 and 2023 (in thousands).

	Balance at December 31, 2024	Charge-offs	Recoveries	Provision	Balance at December 31, 2025
Real estate loans:
Residential	$1,940	$-	$-	$1,172	$3,112
Commercial	9,174	(40)	-	883	10,017
Agricultural	3,529	-	-	1,312	4,841
Construction	1,402	-	-	(486)	916
Consumer	1,338	(327)	41	149	1,201
Other commercial loans	3,766	(491)	36	(777)	2,534
Other agricultural loans	133	-	-	(18)	115
State and political subdivision loans	61	-	-	(6)	55
Unallocated	356	-	-	(341)	15
Total	$21,699	$(858)	$77	$1,888	$22,806

	Balance at December 31, 2023	Charge-offs	Recoveries	Provision	Balance at December 31, 2024
Real estate loans:
Residential	$2,354	$(5)	$-	$(409)	$1,940
Commercial	9,178	-	-	(4)	9,174
Agricultural	3,264	-	-	265	3,529
Construction	1,950	-	-	(548)	1,402
Consumer	1,412	(107)	22	11	1,338
Other commercial loans	2,313	(2,561)	21	3,993	3,766
Other agricultural loans	270	-	-	(137)	133
State and political subdivision loans	45	-	-	16	61
Unallocated	367	-	-	(11)	356
Total	$21,153	$(2,673)	$43	$3,176	$21,699

Index
	Balance at December 31, 2022	Impact of adopting CECL	Allowance for credit loss on PCD acquired loans	Charge-offs	Recoveries	Provision	Balance at December 31, 2023
Real estate loans:
Residential	$1,056	$79	$108	$(1)	$-	$1,112	$2,354
Commercial	10,120	(3,070)	39	-	-	2,089	9,178
Agricultural	4,589	(1,145)	-	-	-	(180)	3,264
Construction	801	(103)	37	-	-	1,215	1,950
Consumer	135	1,040	677	(365)	40	(115)	1,412
Other commercial loans	1,040	(328)	828	(963)	9	1,727	2,313
Other agricultural loans	489	(219)	-	-	-	-	270
State and political
subdivision loans	322	(280)	-	-	-	3	45
Unallocated	-	726	-	-	-	(359)	367
Total	$18,552	$(3,300)	$1,689	$(1,329)	$49	$5,492	$21,153

The following table presents loans and the allowance for credit losses by portfolio segment, under the CECL methodology as of December 31, 2025 and 2024 (in thousands):

	Allowance for Credit Losses – Loans			Loans
2025	Collectively evaluated for impairment	Individually evaluated for impairment	Total Allowance for Credit Losses – Loans	Collectively evaluated for impairment	Individually evaluated for impairment	Total Loans
Real estate loans:
Residential	$3,050	$62	$3,112	$338,600	$2,372	$340,972
Commercial	9,757	260	10,017	1,193,742	24,772	1,218,514
Agricultural	4,841	-	4,841	345,302	2,146	347,448
Construction	830	86	916	93,450	515	93,965
Consumer	327	874	1,201	87,301	909	88,210
Other commercial loans	1,903	631	2,534	171,343	7,823	179,166
Other agricultural loans	115	-	115	29,844	403	30,247
State and political subdivision loans	55	-	55	52,100	-	52,100
Unallocated	15	-	15	-	-	-
Total	$20,893	$1,913	$22,806	$2,311,682	$38,940	$2,350,622

2024
Real estate loans:
Residential	$1,902	$38	$1,940	$349,909	$1,489	$351,398
Commercial	9,070	104	9,174	1,105,847	15,588	1,121,435
Agricultural	3,529	-	3,529	323,660	4,062	327,722
Construction	1,402	-	1,402	164,043	283	164,326
Consumer	324	1,014	1,338	108,478	1,027	109,505
Other commercial loans	3,019	747	3,766	152,430	2,582	155,012
Other agricultural loans	133	-	133	29,125	537	29,662
State and political subdivision loans	61	-	61	54,182	-	54,182
Unallocated	356	-	356	-	-	-
Total	$19,796	$1,903	$21,699	$2,287,674	$25,568	$2,313,242

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

Index
The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of December 31, 2025 and 2024, respectively. The balances are presented by class of loan receivable (in thousands):

	December 31, 2025				December 31, 2024
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans
Real estate loans:
Mortgages	$153	$3,229	$-	$3,382	$165	$2,541	$-	$2,706
Home Equity	-	61	151	212	-	165	-	165
Commercial	2,860	8,637	-	11,497	2,099	12,265	-	14,364
Agricultural	-	2,145	55	2,200	-	4,062	269	4,331
Construction	233	283	-	516	-	283	-	283
Consumer	770	-	15	785	1,002	-	7	1,009
Other commercial loans	6,282	1,546	8	7,836	2,382	200	-	2,582
Other agricultural loans	-	403	-	403	-	537	-	537
	$10,298	$16,304	$229	$26,831	$5,648	$20,053	$276	$25,977

As of December 31, 2025 and 2024, there were $16,304,000 and $20,053,000, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025				December 31, 2024
	Real Estate	Other	None	Total	Real Estate	Other	None	Total
Real estate loans:
Mortgages	$3,382	$-	$-	$3,382	$2,706	$-	$-	$2,706
Home Equity	61	-	-	61	165	-	-	165
Commercial	11,497	-	-	11,497	14,364	-	-	14,364
Agricultural	2,145	-	-	2,145	4,062	-	-	4,062
Construction	516	-	-	516	283	-	-	283
Consumer	-	-	770	770	-	-	1,002	1,002
Other commercial loans	-	7,828	-	7,828	-	2,582	-	2,582
Other agricultural loans	-	403	-	403	-	537	-	537
	$17,601	$8,231	$770	$26,602	$21,580	$3,119	$1,002	$25,701

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

Index
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

The following tables represent credit exposures by internally assigned grades, by origination year, as of December 31, 2025 and 2024 (in thousands):

Index

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$127,490	$59,760	$128,989	$329,694	$172,617	$294,237	$34,709	$1,971	$1,149,467
Special Mention	-	5,042	797	5,784	8,770	7,208	733	-	28,334
Substandard	-	-	1,021	24,582	3,024	9,772	2,314	-	40,713
Doubtful	-	-	-	-	-	-	-	-	-
Total	$127,490	$64,802	$130,807	$360,060	$184,411	$311,217	$37,756	$1,971	$1,218,514
Current period gross charge-offs	$-	$-	$-	$-	$-	$40	$-	$-	$40

Agricultural real estate
Risk Rating
Pass	$54,278	$30,648	$18,810	$47,254	$20,747	$139,424	$18,558	$131	$329,850
Special Mention	55	40	3,276	1,384	1,731	1,893	1,723	-	10,102
Substandard	1,297	667	-	2,052	657	2,103	645	75	7,496
Doubtful	-	-	-	-	-	-	-	-	-
Total	$55,630	$31,355	$22,086	$50,690	$23,135	$143,420	$20,926	$206	$347,448
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$30,394	$15,456	$8,490	$25,772	$-	$-	$5,215	$-	$85,327
Special Mention	-	-	-	206	2,943	-	-	-	3,149
Substandard	-	-	789	4,417	283	-	-	-	5,489
Doubtful	-	-	-	-	-	-	-	-	-
Total	$30,394	$15,456	$9,279	$30,395	$3,226	$-	$5,215	$-	$93,965
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans					-
Risk Rating
Pass	$33,300	$27,244	$18,039	$4,938	$6,098	$3,819	$74,628	$232	$168,298
Special Mention	-	-	-	-	-	-	2,442	-	2,442
Substandard	-	117	-	1,784	40	714	4,257	1,443	8,355
Doubtful	-	-	-	-	-	-	66	5	71
Total	$33,300	$27,361	$18,039	$6,722	$6,138	$4,533	$81,393	$1,680	$179,166
Current period gross charge-offs	$-	$49	$-	$-	$-	$63	$379	$-	$491

Other agricultural loans					-
Risk Rating
Pass	$5,677	$3,520	$1,440	$408	$1,602	$288	$14,761	$-	$27,696
Special Mention	-	936	15	-	-	-	639	-	1,590
Substandard	-	-	294	438	-	-	229	-	961
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,677	$4,456	$1,749	$846	$1,602	$288	$15,629	$-	$30,247
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans					-
Risk Rating
Pass	$1,504	$27	$1,291	$12,737	$9,932	$26,509	$100	$-	$52,100
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,504	$27	$1,291	$12,737	$9,932	$26,509	$100	$-	$52,100
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total					-
Risk Rating
Pass	$252,643	$136,655	$177,059	$420,803	$210,996	$464,277	$147,971	$2,334	$1,812,738
Special Mention	55	6,018	4,088	7,374	13,444	9,101	5,537	-	45,617
Substandard	1,297	784	2,104	33,273	4,004	12,589	7,445	1,518	63,014
Doubtful	-	-	-	-	-	-	66	5	71
Total	$253,995	$143,457	$183,251	$461,450	$228,444	$485,967	$161,019	$3,857	$1,921,440

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$52,122	$84,465	$360,989	$200,869	$114,839	$223,601	$28,178	$1,786	$1,066,849
Special Mention	-	810	3,495	1,874	1,372	8,501	1,674	-	17,726
Substandard	85	1,057	19,884	2,843	629	11,785	176	401	36,860
Doubtful	-	-	-	-	-	-	-	-	-
Total	$52,207	$86,332	$384,368	$205,586	$116,840	$243,887	$30,028	$2,187	$1,121,435
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$32,199	$22,372	$46,644	$26,132	$29,770	$126,876	$14,351	$115	$298,459
Special Mention	2,930	3,138	7,109	-	-	5,315	2,248	-	20,740
Substandard	708	140	2,179	1,250	-	3,604	529	113	8,523
Doubtful	-	-	-	-	-	-	-	-	-
Total	$35,837	$25,650	$55,932	$27,382	$29,770	$135,795	$17,128	$228	$327,722
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction					-
Risk Rating
Pass	$48,026	$56,916	$34,995	$-	$-	$-	$1,355	$-	$141,292
Special Mention	-	-	19,391	2,950	-	-	-	-	22,341
Substandard	-	-	410	283	-	-	-	-	693
Doubtful	-	-	-	-	-	-	-	-	-
Total	$48,026	$56,916	$54,796	$3,233	$-	$-	$1,355	$-	$164,326
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans					-
Risk Rating
Pass	$33,211	$22,808	$6,773	$7,542	$2,150	$3,464	$68,573	$75	$144,596
Special Mention	20	-	1,798	178	62	56	4,888	32	7,034
Substandard	213	-	195	-	234	641	422	1,661	3,366
Doubtful	-	-	-	-	-	-	-	16	16
Total	$33,444	$22,808	$8,766	$7,720	$2,446	$4,161	$73,883	$1,784	$155,012
Current period gross charge-offs	$-	$-	$59	$-	$-	$-	$2,502	$-	$2,561

Other agricultural loans					-
Risk Rating
Pass	$4,576	$2,008	$888	$3,870	$407	$220	$14,812	$-	$26,781
Special Mention	1,341	-	-	-	-	400	67	-	1,808
Substandard	-	354	455	9	-	113	131	11	1,073
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,917	$2,362	$1,343	$3,879	$407	$733	$15,010	$11	$29,662
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans					-
Risk Rating
Pass	$-	$1,442	$13,460	$10,522	$5,319	$23,439	$-	$-	$54,182
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$1,442	$13,460	$10,522	$5,319	$23,439	$-	$-	$54,182
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total					-
Risk Rating
Pass	$170,134	$190,011	$463,749	$248,935	$152,485	$377,600	$127,269	$1,976	$1,732,159
Special Mention	4,291	3,948	31,793	5,002	1,434	14,272	8,877	32	69,649
Substandard	1,006	1,551	23,123	4,385	863	16,143	1,258	2,186	50,515
Doubtful	-	-	-	-	-	-	-	16	16
Total	$175,431	$195,510	$518,665	$258,322	$154,782	$408,015	$137,404	$4,210	$1,852,339

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity, by origination year, as of December 31, 2025 and 2024 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$13,909	$13,209	$23,135	$81,239	$41,842	$111,948	$-	$-	$285,282
Nonperforming	-	-	-	1,057	1,132	1,193	-	-	3,382
Total	$13,909	$13,209	$23,135	$82,296	$42,974	$113,141	$-	$-	$288,664
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Home equity					-
Payment Performance
Performing	$2,854	$2,528	$2,533	$1,727	$1,150	$6,918	$34,100	$286	$52,096
Nonperforming	63	-	18	-	-	110	21	-	212
Total	$2,917	$2,528	$2,551	$1,727	$1,150	$7,028	$34,121	$286	$52,308
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Payment Performance
Performing	$1,934	$1,050	$373	$354	$412	$2,577	$80,725	$-	$87,425
Nonperforming	-	10	-	-	11	764	-	-	785
Total	$1,934	$1,060	$373	$354	$423	$3,341	$80,725	$-	$88,210
Current period gross charge-offs	$-	$-	$11	$1	$-	$285	$30	$-	$327

Total					-
Payment Performance
Performing	$18,697	$16,787	$26,041	$83,320	$43,404	$121,443	$114,826	$286	$424,804
Nonperforming	63	10	18	1,057	1,143	2,067	20	-	4,378
Total	$18,760	$16,797	$26,059	$84,377	$44,547	$123,510	$114,846	$286	$429,182

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$11,487	$23,870	$88,581	$45,731	$27,537	$101,823	$-	$-	$299,029
Nonperforming	-	-	382	751	463	1,110	-	-	2,706
Total	$11,487	$23,870	$88,963	$46,482	$28,000	$102,933	$-	$-	$301,735
Current period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$-	$5
Home equity					-
Payment Performance
Performing	$2,987	$3,456	$2,418	$1,454	$1,525	$7,937	$29,302	$419	$49,498
Nonperforming	-	-	-	-	83	82	-	-	165
Total	$2,987	$3,456	$2,418	$1,454	$1,608	$8,019	$29,302	$419	$49,663
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer					-
Payment Performance
Performing	$2,076	$880	$589	$543	$317	$2,520	$101,570	$1	$108,496
Nonperforming	-	7	-	-	6	996	-	-	1,009
Total	$2,076	$887	$589	$543	$323	$3,516	$101,570	$1	$109,505
Current period gross charge-offs	$-	$13	$27	$-	$-	$38	$29	$-	$107

Total					-
Payment Performance
Performing	$16,550	$28,206	$91,588	$47,728	$29,379	$112,280	$130,872	$420	$457,023
Nonperforming	-	7	382	751	552	2,188	-	-	3,880
Total	$16,550	$28,213	$91,970	$48,479	$29,931	$114,468	$130,872	$420	$460,903

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of December 31, 2025 and 2024 (in thousands):

						Total
	30-59 Days	60-89 Days	90 Days	Total Past		Loans
December 31, 2025	Past Due	Past Due	Or Greater	Due	Current	Receivables
Real estate loans:
Mortgages	$2,737	$1,073	$1,675	$5,485	$283,179	$288,664
Home Equity	146	17	181	344	51,964	52,308
Commercial	1,733	2,695	9,871	14,299	1,204,215	1,218,514
Agricultural	1,020	158	1,982	3,160	344,288	347,448
Construction	-	233	283	516	93,449	93,965
Consumer	161	148	785	1,094	87,116	88,210
Other commercial loans	256	49	7,500	7,805	171,361	179,166
Other agricultural loans	17	-	403	420	29,827	30,247
State and political subdivision loans	-	-	-	-	52,100	52,100
Total	$6,070	$4,373	$22,680	$33,123	$2,317,499	$2,350,622

Loans considered non-accrual	$396	$778	$22,451	$23,625	$2,977	$26,602
Loans still accruing	5,674	3,595	229	9,498	2,314,522	2,324,020
Total	$6,070	$4,373	$22,680	$33,123	$2,317,499	$2,350,622

December 31, 2024
Real estate loans:
Mortgages	$1,464	$227	$1,605	$3,296	$298,439	$301,735
Home Equity	138	170	148	456	49,207	49,663
Commercial	2,782	1,360	6,528	10,670	1,110,765	1,121,435
Agricultural	1,569	140	1,845	3,554	324,168	327,722
Construction	1,119	-	283	1,402	162,924	164,326
Consumer	292	20	1,009	1,321	108,184	109,505
Other commercial loans	478	282	2,336	3,096	151,916	155,012
Other agricultural loans	403	-	-	403	29,259	29,662
State and political
subdivision loans	-	-	-	-	54,182	54,182
Total	$8,245	$2,199	$13,754	$24,198	$2,289,044	$2,313,242

Loans considered non-accrual	$2,428	$-	$13,478	$15,906	$9,795	$25,701
Loans still accruing	5,817	2,199	276	8,292	2,279,249	2,287,541
Total	$8,245	$2,199	$13,754	$24,198	$2,289,044	$2,313,242

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

Index
The following table shows the amortized cost basis, by class of loans receivable, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during 2025, 2024 and 2023 (dollars in thousands):

	For the year ended December 31, 2025
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$108	0.04%
Commercial	7	13,275	1.09%
Other commercial loans	1	178	0.10%
Total	9	$13,561

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	4	$1,369	0.11%
Agricultural	1	219	0.06%
Total	5	$1,588

	For the year ended December 31, 2024
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$12	0.00%
Total	1	$12

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Other commercial loans	1	$149	0.11%
Total	1	$149

	For the year ended December 31, 2023
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$126	0.04%
Commercial	4	1,142	0.10%
Agricultural	3	688	0.22%
Other commercial loans	1	610	0.45%
Total	9	$2,566

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$315	0.10%
Commercial	3	261	0.02%
Other commercial loans	5	1,108	0.81%
Total	9	$1,684

The following table shows, by class of loans receivable, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during 2025, 2024 and 2023:

For the year ended December 31, 2025
Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 5 years with a 30 year amortization
Commercial	7	Extended the loan maturity one year
Other commercial loans	1	Extended the loan maturity 10 years as termed out or line of credit
Total	9

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	4	Extended the loan maturity 5 years with 3 loans having a 30 year amortization and one loan having a 20 year amortization
Agricultural	1	Extended the loan maturity 5 years with amortization of 12 years
Total	5

For the year ended December 31, 2024
Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 4 months
Total	1

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Other commercial loans	1	Extended the loan maturity 120 months
Total	1

For the year ended December 31, 2023
Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 4 months
Commercial	4	Extended the weighted average loan maturity 4 months
Agricultural	3	Extended the weighted average loan maturity 5 months
Other commercial loans	1	Extended the loan maturity 60 months
Total	9

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturing 10 months
Commercial	3	Extended the weighted average loan maturity 5 months
Other commercial loans	5	Extended the weighted average loan maturity 13 months
Total	9

There were no accruing or nonaccrual modified loans to borrowers experiencing financial difficulty that were modified during 2025 for which there were payment defaults after the modification date for 2025.

The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at December 31, 2025 (in thousands):

		30-89 Days	90 Days
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Real estate loans:
Mortgages	$108	$-	$-	$108
Commercial	13,275	-	-	13,275
Other commercial loans	178	-	-	178
Total	$13,561	$-	$-	$13,561

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	$1,369	$-	$-	$1,369
Agricultural	219	-	-	219
Total	$1,588	$-	$-	$1,588

Index
Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2025 and 2024, included with other assets are $2,358,000 and $2,635,000, respectively, of foreclosed assets. As of December 31, 2025, there are no consumer residential mortgages included within the foreclosed assets. As of December 31, 2025, the Company has initiated formal foreclosure proceedings on $617,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

6. PREMISES & EQUIPMENT

Premises and equipment at December 31, 2025 and 2024 are summarized as follows (in thousands):

	December 31,
	2025	2024
Land	$5,839	$5,839
Buildings	22,970	23,012
Furniture, fixtures and equipment	9,439	9,047
Construction in process	1,999	2,172
	40,247	40,070
Less: accumulated depreciation	19,249	18,675
Premises and equipment, net	$20,998	$21,395

Depreciation expense amounted to $1,625,000, $1,242,000 and $1,147,000 for 2025, 2024 and 2023, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization of intangible assets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,362	$(1,793)	$569	$2,478	$(1,717)	$761
Core deposit intangibles	3,072	(1,420)	1,652	4,713	(2,582)	2,131
Total amortized intangible assets	$5,434	$(3,213)	$2,221	$7,191	$(4,299)	$2,892
Unamortized intangible assets:
Goodwill	$85,758			$85,758
(1) Excludes fully amortized intangible assets
The following table provides the current year and estimated future amortization expense for the next five years of amortized intangible assets (in thousands). We based our projections of amortization expense shown below on existing asset balances at December 31, 2025. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Year ended December 31, 2025	$266	$478	$744
Estimate for year ending December 31,
2026	205	395	600
2027	150	339	489
2028	103	284	387
2029	67	230	297
2030	33	177	210
2031 and thereafter	11	227	238
Total	569	1,652	2,221

Index
8. FEDERAL HOME LOAN BANK STOCK

As a member of the FHLB of Pittsburgh, the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2025, and 2024, included in other assets, the Bank held $16,745,000 and $14,524,000, respectively, of FHLB stock. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios are strong, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

9. DEPOSITS

The following table shows the breakdown of deposits as of December 31, 2025 and 2024, by deposit type (in thousands):

	2025	2024
Non-interest-bearing deposits	$516,657	$532,776
Interest bearing demand deposits	25,576	18,004
NOW accounts	593,825	581,673
Savings deposits	286,554	292,918
Money market deposit accounts	480,509	434,856
Certificates of deposit	473,858	521,801
Total	$2,376,979	$2,382,028

Certificates of deposit of $250,000 or more amounted to $138,366,000 and $191,015,000 at December 31, 2025 and 2024, respectively. Brokered deposits totaled $60,000,000 and $93,055,000 as of December 31, 2025 and 2024, respectively.

The following are maturities of certificates of deposit as of December 31, 2025 (in thousands):

2026	$366,083
2027	56,357
2028	26,605
2029	11,369
2030	8,087
Thereafter	5,357
Total certificates of deposit	$473,858

10. BORROWED FUNDS AND REPURCHASE AGREEMENTS

The following table shows the breakdown of borrowed funds as of December 31, 2025 and 2024 (dollars in thousands):

				Weighted average interest rate:
2025	Balance at December 31	Highest balance at any month-end	Average balance	Paid during the year	As of year-end
Securities Sold Under Agreements to Repurchases (a)	$15,497	$18,997	$16,891	3.89%	3.37%
FHLB Advances(b)	160,483	236,253	193,712	4.64%	3.93%
Bank Federal Funds Lines I	-	-	1	4.63%	0.00%
FRB BIC Line (d)	-	-	91	4.48%	0.00%
Line of Credit I	-	7,072	2,012	8.56%	0.00%
Other Secured Borrowings (g)	3,320	6,540	4,705	4.25%	3.64%
Subordinated Debt (h)	19,648	19,648	19,447	6.29%	6.22%
Notes Payable (i)	7,500	7,500	7,500	3.57%	3.57%
Term Loans (j)	103,000	134,536	81,667	3.19%	3.91%
Total Borrowed Funds	$309,448	$430,546	$326,026	4.33%	4.03%

Index
				Weighted average interest rate:
2024	Balance at December 31	Highest balance at any month-end	Average balance	Paid during the year	As of year-end
Securities Sold Under Agreements to Repurchases (a)	$17,338	$17,921	$16,768	4.79%	4.06%
FHLB Advances(b)	135,144	199,789	147,727	5.64%	4.71%
Bank Federal Funds Lines I	-	-	1	5.66%	0.00%
FRB BIC Line (d)	-	-	99	5.50%	0.00%
Line of Credit I	7,572	12,572	10,467	8.71%	7.76%
FRB Term Funding Program (f)	-	20,000	15,137	4.85%	0.00%
Other Secured Borrowings (g)	6,540	12,060	9,281	5.24%	4.33%
Subordinated Debt (h)	19,277	19,276	19,090	6.25%	6.11%
Notes Payable (i)	7,500	7,500	7,500	3.65%	3.65%
Term Loans (j)	104,350	109,170	97,339	2.88%	4.45%
Total Borrowed Funds	$297,721	$398,288	$323,409	4.80%	4.73%

(a)   We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The collateral pledged on the repurchase agreements by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 is presented in the following tables (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2025	Continuous	30 Days	30 – 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$21,977	$-	$-	$-	$21,977
Total carrying value of collateral pledged	$21,977	$-	$-	$-	$21,977
Total liability recognized for repurchase agreements					$15,497

2024
Repurchase Agreements:
U.S. agency securities	$21,364	$-	$-	$-	$21,364
Total carrying value of collateral pledged	$21,364	$-	$-	$-	$21,364
Total liability recognized for repurchase agreements					$17,338

(b)   FHLB Advances consist of an “Open RepoPlus” agreement with the FHLB of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the FHLB discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $1,115,189,000, inclusive of any outstanding advances and letters of credit. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  A portion of these advances, $28,000,000, are subject to interest rate swap arrangements as of December 31, 2025. See Note 18 for additional information.

(c)   The federal funds lines consist of unsecured lines from two third party banks at market rates.  The Bank has a borrowing limit totaling $34,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(d)   The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody agreement opened in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company’s possession.  As of December 31, 2025, and 2024, the Company has a borrowing limit of $11,798,000 and $14,353,000, respectively, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $21,827,000 and $25,750,000 as of December 31, 2025 and 2024, respectively.

(e)   The Company renewed a $15.0 million revolving line of credit in December 2025 with an unaffiliated bank with a maturity date of January 1, 2027, subject to certain covenants. The line is subject to an unused fee on the unborrowed portion of the Line of Credit on a quarterly basis, equal to 0.25% of the unused amount of the Line of Credit, calculated on a pro-rata basis, payable within thirty (30)-days after the end of each calendar quarter. Interest on outstanding borrowings is payable at 3 month term SOFR plus 300 bps. No specific collateral is required to be pledged for these borrowings.

Index
(f)   The Federal Reserve’s Bank Term Funding Program (BTFP) consisted of a loan agreement opened in the second quarter of 2023 with the Federal Reserve Bank of Philadelphia secured by US treasury and SBA securities. The BTFP offered loans of up to one year in length. The loan was repaid and closed in the fourth quarter of 2024.

(g)  The Company entered into an agreement with a counterparty that provides for the Company the right to obtain collateral from the counterparty depending on the value of the underlying derivative instrument. The value of the collateral obtained can fluctuate daily. A market interest rate is required to be paid on any collateral held. As of December 31, 2025, the Company is holding $3,320,000 of collateral, which is included in cash and cash equivalents on the Consolidated Balance sheet.

(h)   In April 2021, the Company issued $10.0 million of fixed to floating rate subordinated notes that mature on April 16, 2031, unless redeemed earlier. The notes bear interest at 4% per annum through April 16, 2026 and subsequently pay interest at the 90-day average secured overnight financing rate, determined on the determination date of the applicable interest period, plus 323 basis points. The Company may redeem the notes, in whole or in part, on or after April 16, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Issuance costs associated with the notes totaled $131,000 and were capitalized and will be amortized over the life of the note on a straight-line basis, which approximates the effective yield method. As of December 31, 2025, the net unamortized issuance costs totaled $69,000. As part of the HVBC acquisition, the Company acquired a subordinated note issued by HVBC with a par value of $10.0 million and a fair market value of $8,873,000 on the date of acquisition. This note has a maturity date of May 28, 2031, and has a coupon rate of 4.50% per annum through May 28, 2026. Thereafter, the note rate is adjustable and resets quarterly based on the then current 90-day average Secured Overnight Financing Rate (“SOFR”) plus 325 basis points for U.S. dollar denominated loans as published by the Federal Reserve Bank of New York. The Company may, at its option, at any time on an interest payment date, on or after May 28, 2026, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption. The carrying value of the note as of December 31, 2025 and 2024 was $9,717,000 and  $9,358,000, respectively.

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

(j)    Term Loans consist of separate loans with the FHLB of Pittsburgh as follows (dollars in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2025	2024
Fixed:
4.14%	January 2, 2026	10,000	-
4.15%	February 13, 2026	18,000	-
3.82%	January 30, 2026	75,000	-
4.92%	January 2, 2025	-	25,000
4.76%	February 14, 2025	-	18,000
5.05%	January 6, 2025	-	20,000
4.47%	May 12, 2025	-	10,000
5.03%	July 7, 2025	-	26,350
4.32%	November 12,2025	-	5,000
Total term loans		$103,000	$104,350

Index
The following are maturities of borrowed funds as of December 31, 2025 (in thousands):

2026	$282,300
2027	-
2028	-
2029	-
2030	-
Thereafter	27,148
Total borrowed funds	$309,448

11. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers hired prior to January 1, 2007.  The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during employment. Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plans’ actuary. The Bank did not make any contributions to the pension plans in 2025, 2024 or 2023.

In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $618,000, $539,000 and $354,000 for 2025, 2024 and 2023, respectively.

The following table sets forth the obligation and funded status of the pension plan as of December 31 (in thousands):

	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$8,871	$9,556
Service cost	274	329
Interest cost	452	422
Actuarial (Gain) / Loss	307	(395)
Settlement gain	-	(18)
Benefits paid	(944)	(1,023)
Benefit obligation at end of year	8,960	8,871
Change in plan assets
Fair value of plan assets at beginning of year	11,726	11,662
Actual return (loss) on plan assets	1,110	1,087
Employer contribution	-	-
Plan expenses	-	-
Benefits paid	(944)	(1,023)
Fair value of plan assets at end of year	11,892	11,726
Funded status	$2,932	$2,855

Amounts not yet recognized as a component of net periodic pension cost as of December 31 (in thousands):

Amounts recognized in accumulated other comprehensive loss consists of:	2025	2024
Net loss	$376	$385
Prior service cost	-	-
Total	$376	$385

The accumulated benefit obligation for the defined benefit pension plan was $8,960,000 and $8,871,000 at December 31, 2025 and 2024 respectively.

Index
The components of net periodic benefit costs for the years ended December 31 are as follows (in thousands):

	2025	2024	2023
Service cost	$274	$329	$306
Interest cost	452	422	433
Return on plan assets	(794)	(791)	(769)
Settlement loss	-	104	-
Net amortization and deferral	-	33	41
Net periodic benefit (income) cost	$(68)	$97	$11

The Company does not expect to amortize any estimated net loss from accumulated other comprehensive loss into the net periodic benefit cost (income) in 2026.

The weighted-average assumptions used to determine benefit obligations at December 31, 2025, 2024 and 2023 is summarized in the following table. The change in the discount rate is the primary driver of the actuarial loss that occurred in 2025 of $307,000.

	2025	2024	2023
Discount rate FCCB Plan	5.00%	5.25%	4.50%
Rate of compensation increase	3.00%	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31, 2025, 2024 and 2023 is summarized in the following table.

	2025	2024	2023
Discount rate FCCB Plan	5.25%	4.50%	4.75%
Expected long-term return on plan assets FCCB plan	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2025, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 20, the Plan’s assets at fair value as of December 31, 2025 and 2024 (dollars in thousands):

2025	Level I	Level II	Level III	Total	Allocation
Cash and cash equivalents	$362	$-	$-	$362	3.0%
Equity Securities	671	-	-	671	5.6%
Mutual Funds and ETF’s	7,804	-	-	7,804	65.6%
Corporate Bonds	-	3,055	-	3,055	25.8%
Total	$8,837	$3,055	$-	$11,892	100.0%

2024	Level I	Level II	Level III	Total	Allocation
Cash and cash equivalents	$312	$-	$-	$312	2.7%
Equity Securities	5,902	-	-	5,902	50.3%
Mutual Funds and ETF’s	3,025	-	-	3,025	25.8%
Corporate Bonds	-	2,487	-	2,487	21.2%
Total	$9,239	$2,487	$-	$11,726	100.0%

Equity securities include the Company’s common stock in the amounts of $671,000 (5.6% of total plan assets) and $737,000 (6.3% of total plan assets) at December 31, 2025 and 2024, respectively.

Index
The Bank does not expect to make a contribution to its pension plan in 2026.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2026	$1,141
2027	956
2028	684
2029	608
2030	274
2031- 2035	5,911

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $903,000, $898,000 and $769,000 for 2025, 2024 and 2023, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2025, and 2024, an obligation of $648,000 and $626,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $26,000, $30,000 and $27,000 for the years ended December 31, 2025 2024 and 2023, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (“the Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and may be subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In April 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of December 31, 2025, 99,781 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation. The following table details the vesting, awarding and forfeiting of unearned restricted shares during 2025:

	2025
		Weighted
		Average
	Shares	Market Price
Outstanding, beginning of year	10,927	$53.81
Granted	4,431	57.28
Forfeited	(1,162)	49.83
Vested	(5,682)	56.23
Outstanding, end of year	8,514	$54.54

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $291,000, $264,000 and $239,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The per share weighted-average grant-date fair value of restricted shares granted during 2025, 2024 and 2023 was $57.28, $45.59 and $77.77, respectively.  At December 31, 2025, the total compensation cost related to nonvested awards that has not yet been recognized was $464,000, which is expected to be recognized over the next 3 years.

Index
Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2025 and 2024, an obligation of $2,367,000 and $2,131,000, respectively, for the SERP was included in other liabilities in the Consolidated Balance Sheet.  Expenses related to the SERP totaled $278,000, $124,000 and $233,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Benefit payments for 2025, 2024 and 2023 were $42,000, $889,000 and $42,000, respectively.

Deferred Compensation Plan

In 2018, the Company initiated a non-qualified executive deferred compensation plan for eligible employees designated by the Board of Directors.  At December 31, 2025 and 2024, an obligation of $2,037,000 and $1,757,000, respectively, was included in other liabilities for the deferred compensation plan in the Consolidated Balance Sheet. Expenses related to the deferred compensation plan totaled $302,000, $254,000 and $268,000 for the years ended December 31, 2025, 2024 and 2023, respectively. There were no benefit payments in 2025, 2024 and 2023. Benefit payments related to the deferred compensation plan totaled $22,000 for the year ended December 31, 2025. There were no benefit payments made in 2024 or 2023.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 95 percent of market value on the last day of the quarterly purchase period. The ESPP authorizes the issuance, and the purchase by employees, of up to 100,000 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 1,157 shares at a weighted average price of $59.16 under the ESPP during 2025. During 2024, employees purchased 234 shares at a weighted average price of $70.61 under the ESPP. At December 31, 2025, 98,609 shares remained available to be issued through the ESPP.

Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees acquired through the acquisition of FNB.  At December 31, 2025 and 2024 an obligation of $471,000 and $525,000 respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to the salary continuation plan totaled $37,000, $41,000 and  $44,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Benefit payments related to the salary continuation plan totaled $91,000, $91,000 and $87,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Continuation of Life Insurance Plan

The Company has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person’s term of service. The estimated present value of future benefits to be paid totaled $529,000 and $514,000 at December 31, 2025 and 2024, respectively, which is included in other liabilities in the Consolidated Balance Sheet. (Benefits)/Expenses for the plan totaled $51,000, ($96,000) and ($50,000) for the years ended December 31, 2025, 2024 and 2023, respectively.

12. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Currently payable	$7,869	$4,294	$3,169
Deferred	797	1,771	595
Provision for income taxes	$8,666	$6,065	$3,764

Index
The following temporary differences gave rise to the net deferred tax asset and liabilities at December 31, 2025 and 2024, respectively (in thousands):

	2025	2024
Deferred tax assets:
Allowance for credit losses	$5,439	$5,449
Deferred compensation	704	648
Allowance for losses on available-for-sale securities	112	130
Interest on non-accrual loans	1,886	1,588
Incentive plan accruals	684	682
Other real estate owned	16	16
Unrealized losses on available-for-sale securities	3,733	7,061
Low income housing tax credits	-	15
NOL carry forward	898	1,458
Non-PCD loan interest rate	3,575	4,200
Right of use asset	2,263	2,120
Accrued vacation	301	308
Other	429	334
Total	$20,040	$24,009
Deferred tax liabilities:
Premises and equipment	$(926)	$(745)
Investment securities accretion	(652)	(611)
Loan fees and costs	(1,056)	(933)
Goodwill and core deposit intangibles	(2,736)	(2,804)
Pension and other retirement obligation	(119)	(152)
Low income housing tax credits	(17)	-
Mortgage servicing rights	(120)	(160)
Unrealized gains on equity securities	(21)	(3)
Unrealized gains on interest rate swap	(522)	(890)
Borrowings fair value adjustment	(59)	(254)
Right of use asset	(2,226)	(2,093)
Other	(146)	(165)
Total	(8,600)	(8,810)
Deferred tax (liability) asset, net	$11,440	$15,199

No valuation allowance was established at December 31, 2025 and 2024, due to the certain tax strategies and anticipated future taxable income as evidenced by the Company’s expected earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
Provision at statutory rates on pre-tax income	$9,500	21.0%	$7,115	21.0%	$4,531	21.0%
Effect of tax-exempt income	(934)	-2.1%	(854)	-2.5%	(895)	-4.1%
State and local income taxes, net of federal income tax benefit (a)	150	0.3%	172	0.5%	62	0.3%
Low income housing tax credits	(820)	-1.8%	(688)	-2.1%	(585)	-2.8%
Low income housing expense	755	1.7%	339	1.0%	399	1.8%
Bank owned life insurance	(301)	-0.7%	(354)	-1.0%	(263)	-1.2%
Nondeductible interest	290	0.7%	308	0.9%	251	1.2%
Nondeductible merger and acquisition expenses	-	0.0%	-	0.0%	247	1.1%
Other items	26	0.1%	27	0.1%	17	0.1%
Provision for income taxes	$8,666	19.2%	$6,065	17.9%	$3,764	17.4%

(a)	Taxes in New York and New Jersey make up the majority of the effect of the state and local tax category.

Income taxes paid for 2025, 2024 and 2023 were $6,590,000, $2,826,000 and $5,130,000, respectively. The following table provides a breakdown of the payments by taxing entity as well as the 5% threshold used to determine whether further disaggregation of information is required (dollars in thousands):

Taxes Paid	2025	2024	2023
U.S. Federal Taxes	$6,500	$2,500	$5,100
State and Local Taxes
New Jersey	35	320	-
New York	55	6	30
Total income taxes paid	$6,590	$2,826	$5,130
Threshold %	5%	5%	5%
Threshold amount	$330	$141	$257

Index
The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2021 have been closed for purposes of examination by the federal and state taxing authorities.

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

The general partner or managing member of each entity has both the power to direct the activities which most significantly affect the performance of each entity and the obligation to absorb losses or the right to receive benefits that could be significant to the entities.  Therefore, the Company has determined that it is not the primary beneficiary of any LIHTC entity.  The Company uses the effective yield method to account for its pre-2015 investments in these entities.  Beginning January 1, 2015, any new investments that meet the requirements of the proportional amortization method are recognized using the proportional amortization method.  The Company’s net affordable housing tax credit investments were $7,139,000 and $7,915,000 as of December 31, 2025 and 2024, respectively, and are included in other assets in the consolidated balance sheet. The Company’s net affordable housing tax credit unfunded commitments were $1,539,000 and $5,997,000 as of December 31, 2025 and 2024, respectively, and are included in other liabilities in the consolidated balance sheet. All partnerships entered into prior to 2015 were fully amortized as of December 31, 2022.

Unfunded Commitments

As of December 31, 2025, the expected payments for unfunded affordable housing commitments were as follows (in thousands):

2026	$605
2027	491
2028	296
2029	12
2030	14
Thereafter	121
$1,539

Index
The following table presents tax credits and other tax benefits recognized and amortization expense related to affordable housing for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 (in thousands).

	2025	2024	2023
Proportional Amortization Method
Tax credits and other tax benefits recognized	$971	$976	$948
Amortization Expense in Provision for Income Taxes	776	627	762

There were no impairment losses related to LIHTC investments for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, as of December 31, were as follows (in thousands):

	2025	2024
Net unrealized gain on securities available for sale	$(17,778)	$(33,624)
Tax effect	3,733	7,060
Net -of-tax amount	(14,045)	(26,564)
Unrealized loss on interest rate swap	2,486	4,236
Tax effect	521	889
Net -of-tax amount	1,965	3,347
Unrecognized pension costs	(376)	(385)
Tax effect	79	81
Net -of-tax amount	(297)	(304)

Total accumulated other comprehensive income	$(12,377)	$(23,521)

The following tables present the changes in accumulated other comprehensive loss by component net of tax for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2022	$(37,514)	$5,429	$(1,056)	$(33,141)
Other comprehensive income (loss) before reclassifications (net of tax)	9,237	610	52	9,899
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	39	(1,740)	32	(1,669)
Net current period other comprehensive income (loss)	9,276	(1,130)	84	8,230
Balance as of December 31, 2023	$(28,238)	$4,299	$(972)	$(24,911)

Balance as of December 31, 2023	$(28,238)	$4,299	$(972)	$(24,911)
Other comprehensive income (loss) before reclassifications (net of tax)	1,674	1,036	642	3,352
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	(1,988)	26	(1,962)
Net current period other comprehensive income (loss)	1,674	(952)	668	1,390
Balance as of December 31, 2024	$(26,564)	$3,347	$(304)	$(23,521)

Balance as of December 31, 2024	$(26,564)	$3,347	$(304)	$(23,521)
Other comprehensive income (loss) before reclassifications (net of tax)	12,519	(13)	7	12,513
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	(1,369)	-	(1,369)
Net current period other comprehensive income (loss)	12,519	(1,382)	7	11,144
Balance as of December 31, 2025	$(14,045)	$1,965	$(297)	$(12,377)

(a) Amounts in parentheses indicate debits

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)			Affected line item in the Consolidated Statement of Income
	December 31,
	2025	2024	2023
Unrealized gains and losses on available for sale securities
	$-	$-	$(51)	Available for sale securities (losses) gains, net
	-	-	12	Provision for income taxes
	$-	$-	$(39)	Net of tax
Unrealized gain (loss) on interest rate swap	$1,733	$2,516	$2,203	Interest expense
	(364)	(528)	(463)	Provision for income taxes
	$1,369	$1,988	$1,740	Net of tax

Defined benefit pension items
	$-	$(33)	$(41)	Other expenses
	-	7	9	Provision for income taxes
	$-	$(26)	$(32)	Net of tax
Total reclassifications	$1,369	$1,962	$1,669

(a) Amounts in parentheses indicate debits
15. RELATED PARTY TRANSACTIONS

Certain executive officers and directors of the Company, or companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank. A summary of loan activity for the years ended December 31, 2025 and 2024 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$10,985	$12,915
New loans	3,444	3,388
Repayments	(4,267)	(5,318)
Balance, end of year	$10,162	$10,985

letter of credits	$-	$10

16. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Federal Reserve Board (“FRB”) is required for the Bank to pay dividends to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2026 without approval of the FRB or Pennsylvania Department of Banking of approximately $31,723,000, plus the Bank’s 2026 year-to-date net income at the time of the dividend declaration.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2025, the Bank’s regulatory lending limit amounted to approximately $46,266,000.

Index
Regulatory Capital Requirements:

Federal regulations require the Bank to maintain minimum amounts of capital. Specifically, the Bank is required to maintain certain minimum dollar amounts and ratios of Total, Tier I and Common Equity Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically under-capitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized”, it would become subject to a series of increasingly restrictive regulatory actions.

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. If a qualifying community bank’s leverage ratio falls below 9%, then it will have two calendar quarters to return to 9%, subject to the qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2025, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 9.54%. At December 31, 2024, the Bank leverage ratio under the CBLR framework was 8.99%, which is less than the 9.0% requirement to be considered “well-capitalized” under the CBLR. As such, as of December 31, 2024, the Bank reverted to the prompt corrective action framework. The following table provides the Bank’s computed risk‑based capital ratios as of December 31, 2024, which reflects the Bank being well capitalized on that date (dollars in thousands):

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

Credit Extension Commitments

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2025 and 2024, are as follows (in thousands):

Index
	2025	2024
Commitments to extend credit	$503,969	$432,123
Standby letters of credit	11,612	9,799
	$515,581	$441,922

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

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use. The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2025 was $12,207,000. The Company reserves the right to discontinue this service without prior notice.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest payments. As of December 31, 2025, the Company had five interest rate swaps with a notional of $35,500,000 associated with the Company’s cash outflows associated with various floating-rate amounts. As of December 31, 2024, the Company had six interest rate swaps with a notional of $50,500,000 associated with the Company’s cash outflows with various floating-rate amounts.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the periods ended December 31, 2025 and 2024. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities.

Customer Swaps

The Company also enters into derivative contracts, which consist of interest rate swaps, to facilitate the needs of customers desiring to manage interest rate risk. These swaps are not designated as accounting hedges under ASC 815, Derivatives and Hedging. In order to economically hedge the interest rate risk associated with offering this product, the Company simultaneously enters into derivative contracts with third parties to offset the customer contracts, such that the Company minimizes its net risk exposure resulting from such transactions. The derivative contracts are structured such that the notional amounts decrease over time to generally match the expected amortization of the underlying loans. These derivatives are not speculative and arise from a service provided to customers. The Company utilizes a loan hedging program to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, the Company enters into a dealer facing trade exactly mirroring the terms of the loan addendum. At December 31, 2025, the Company had interest rate swaps related to this program with an aggregate notional amount of $54,089,000.

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

Index
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

Forward Loan Sales Commitments

Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancellation or expiration. IRLC, generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Forward loan sales commitments are recognized at fair value on the Consolidated Statements of Financial Condition as mortgage banking derivatives or as other liabilities with changes in their fair values recorded as a gain (loss) from hedging instruments in non-interest income in the Consolidated Statements of Income.

Counterparty Credit Risk

As a result of its derivative contracts, the Company is exposed to credit risk. Specifically, approved counterparties and exposure limits are defined. On at least an annual basis, the customer derivative contracts and related counterparties are evaluated for credit risk with an adjustment made to the contract’s fair value. In accordance with the interest rate agreements with derivative dealers, the Company may be required to post margin to these counterparties. At December 31, 2025, the Company has required collateral with certain of its derivative counterparties in the amount of $5,560,000 and was holding $3,320,000 of collateral from derivative counterparties.

The following table reflects the estimated fair value positions of derivative contracts as of December 31, 2025 and 2024:

Derivatives designated as hedging instruments under ASC 815 (in thousands):

		Notional Amount				Fair Value December 31,
Third party interest rate swaps	Balance Sheet Location	2025	2024	Interest rate Paid	Interest rate Received	2025	2024
Maturing in 2027	Fair value of derivative instruments - asset	$10,000	$10,000	Fixed - 0.65%	Compounded Overnight SOFR + 26.161	$366	$786
Maturing in 2027	Fair value of derivative instruments - asset	7,500	7,500	Fixed - 3.57%	Compounded Overnight SOFR + 26.161+280	303	620
Maturing in 2027	Fair value of derivative instruments - asset	6,000	6,000	Fixed - 0.61%	Compounded Overnight SOFR + 26.161	241	500
Maturing in 2029	Fair value of derivative instruments - asset	6,000	6,000	Fixed - 0.72%	Compounded Overnight SOFR + 26.161	552	854
Maturing in 2032	Fair value of derivative instruments - asset	6,000	6,000	Fixed - 0.82%	Compounded Overnight SOFR + 26.161	1,025	1,326
Maturing in 2025	Fair value of derivative instruments - asset	-	15,000	Fixed - 0.57%	Compounded Overnight SOFR + 26.161	-	150
		$35,500	$50,500			$2,487	$4,236

Derivatives not designated as hedging instruments under ASC 815 (in thousands):

		December 31, 2025		December 31, 2024
Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Zero Premium Collar	(Fair value of derivative instruments - liability)	$38,348	$(3,693)	$49,678	$(5,817)
Zero Premium Collar	Fair value of derivative instruments - asset	15,741	407	-	-
IRLCs	Fair value of derivative instruments - asset	11,596	340	10,728	317
Dealer Offset to Zero Premium Collar	Fair value of derivative instruments - asset	38,348	3,693	49,678	5,817
Dealer Offset to Zero Premium Collar	(Fair value of derivative instruments - liability)	15,741	(407)	-	-

Index
The following table presents the effect of the Company’s cash flow hedge accounting on Accumulated Other Comprehensive Income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

The Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

	Amount of (Loss) Gain Recognized in OCI on Derivatives			Location of Gain Reclassified from Accumulated OCI into Income	Amount of (loss) gain reclassified from Accumulated OCI into income
	Year Ended December 31,				Year Ended December 31,
Derivatives in Hedging relationships	2025	2024	2023		2025	2024	2023
Interest rate Products	$(1,749)	$(1,205)	$(1,431)	Interest Expense	$1,733	$2,516	$2,203

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

	Balance at December 31,
Lease Type	2025	2024	Affected line item on the Consolidated Balance Sheet
Right of Use Assets
Operating	$10,600	$9,966	Other Assets

Lease Liabilities:
Operating	$10,777	$10,095	Other Liabilities

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For leases obtained as of the HVBC acquisition, the rate for the remaining lease term as of June 16, 2023 was used. The following table displays the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases outstanding as of December 31, 2025:

Operating
Weighted average term (years)	7.78
Weighted average discount rate	4.29%

The following table represents lease costs and other lease information for the years ended December 31, 2025, 2024, and 2023, respectively (in thousands). As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Index
	December 31,
Lease Cost	2025	2024	2023
Operating lease cost	$1,895	$1,953	$1,400
Variable lease cost	264	250	177
Total lease cost	$2,159	$2,203	$1,577

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2025 along with a reconciliation to the discounted amount recorded on the December 31, 2025 Consolidated Balance Sheet (in thousands):

Undiscounted cash flows due within	Operating
2026	$1,921
2027	1,951
2028	1,863
2029	1,643
2030	1,392
2031 and thereafter	4,285
Total undiscounted cash flows	13,055
Impact of present value discount	2,278
Amount reported on balance sheet	$10,777

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

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

2025	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,815	$-	$-	$1,815
Available for sale securities:
U.S. Agency securities	-	49,755	-	49,755
U.S. Treasuries securities	-	82,654	-	82,654
Obligations of state and political subdivisions	-	115,886	-	115,886
Corporate obligations	-	11,297	-	11,297
Mortgage-backed securities in government sponsored entities	-	185,149	-	185,149
Other Assets
Derivative instruments	-	6,587	340	6,927
Liabilities
Derivative instruments	-	(4,100)	-	(4,100)

2024	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,747	$-	$-	$1,747
Available for sale securities:
U.S. Agency securities	-	53,487	-	53,487
U.S. Treasuries securities	-	120,502	-	120,502
Obligations of state and political subdivisions	-	94,902	-	94,902
Corporate obligations	-	10,438	-	10,438
Mortgage-backed securities in government sponsored entities	-	146,583	-	146,583
Other Assets
Derivative instruments	-	10,053	317	10,370
Liabilities
Derivative instruments	-	(5,817)	-	(5,817)

The following tables represent assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2025 and 2024 (in thousands):

	Level 3
	IRLC - Asset	IRLC - Liability
Beginning Balance: December 31, 2024	$317	$-
Total gains (losses) (unrealized): Included in other comprehensive loss	-	-
Total (loss) gains included in earnings and held at reporting date	23	-
Purchases, sales and settlements	-	-
Transfers out of Level 3	-	-
Ending Balance December 31, 2025	$340	$-
Change in unrealized (losses) gains for the period included in earnings (or changes in net assets) for assets held as of December 31, 2025	$23	-
Change in unrealized losses for the period included other comprehensive loss for assets held as of December 31, 2025	$-	-

Index
	Level 3
	IRLC - Asset	IRLC - Liability
Beginning Balance: December 31, 2023	$324	$-
Total gains (losses) (unrealized): Included in other comprehensive loss	-	-
Total (loss) gains included in earnings and held at reporting date	(7)	-
Purchases, sales and settlements	-	-
Transfers out of Level 3	-	-
Ending Balance December 31, 2024	$317	$-
Change in unrealized (losses) gains for the period included in earnings (or changes in net assets) for assets held as of December 31, 2024	$(7)	-
Change in unrealized losses for the period included other comprehensive loss for assets held as of December 31, 2024	$-	-

At December 31, 2025 and 2024, the Company has classified $340,000 and $317,000, respectively, of net derivative assets related to IRLC as Level 3. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024 (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
2025	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	340	Discounted cashflows	Pull-though rates	75.39%-97.16%	85.90%

2024
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	317	Discounted cashflows	Pull-though rates	76.35%-100.00%	89.65%

Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2025 and 2024 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

Assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024 (in thousands) are included in the table below:

2025	Level I	Level II	Level III	Total
Collateral dependent loans	$-	$-	$8,628	$8,628
Other real estate owned	-	-	2,358	2,358

Index
2024	Level I	Level II	Level III	Total
Collateral dependent loans	$-	$-	$3,579	$3,579
Other real estate owned	-	-	2,486	2,486

•
Collateral-Dependent Loans (in accordance with ASC 326) - The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $259,000 at December 31, 2025.

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

Quantitative Information about Level 3 Fair Value Measurements
2025	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral dependent loans	8,628	Appraised Collateral Values	Discount for time since appraisal	0-100%	32.18%
			Selling costs	8%-10%	9.43%
			Holding period	1 - 12 months	11.62 months

Other real estate owned	2,358	Appraised Collateral Values	Discount for time since appraisal	7.5%	7.50%

2024	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral dependent loans	3,579	Appraised Collateral Values	Discount for time since appraisal	0-100%	36.67%
			Selling costs	4%-12%	7.05%
			Holding period	1 - 12 months	11.04 months

Other real estate owned	2,486	Appraised Collateral Values	Discount for time since appraisal	20-32%	31.32%

Index
Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

December 31, 2025	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,802	$-	$-	$3,802
Loans held for sale	9,393	9,393	-	-	9,393
Net loans	2,327,816	2,295,926	-	-	2,295,926

Financial liabilities:
Deposits	2,376,979	2,375,552	1,877,545	-	498,007
Borrowed funds	309,448	304,486	-	-	304,486

December 31, 2024
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,820	$-	$-	$3,820
Loans held for sale	9,607	9,607	-	-	9,607
Net loans	2,291,543	2,209,083	-	-	2,209,083

Financial liabilities:
Deposits	2,382,028	2,377,438	1,842,223	-	535,215
Borrowed funds	297,721	284,852	-	-	284,952

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

	Community Banking
	2025	2024	2023
Total Interest and Dividend Income	$159,168	$154,317	$127,118
Total non-interest income	14,344	15,401	11,605
Total Consolidated Revenues	173,512	169,718	138,723
Less:
Interest Expense	61,167	67,862	46,858
Segment net interest income and non-interest income	112,345	101,856	91,865
Less:
Provision for credit losses	2,375	2,587	5,528
Salaries and employee benefits	39,402	39,347	34,990
Occupancy	5,299	5,013	4,123
Other segment expenses	20,181	21,226	25,709
Income Taxes	8,516	5,865	3,704
Segment net income/consolidated net income	$36,572	$27,818	$17,811

22. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is condensed financial information for Citizens Financial Services, Inc.:

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET
	December 31,
(in thousands)	2025	2024
Assets:
Cash	$2,904	$1,743
Investments	1,682	1,599
Investment in subsidiary:
First Citizens Community Bank	358,001	328,190
Other assets	3,342	3,389
Total assets	$365,929	$334,921
Liabilities:
Other liabilities	$730	$840
Borrowed funds	27,148	34,348
Total liabilities	27,878	35,188
Stockholders’ equity	338,051	299,733
Total liabilities and stockholders’ equity	$365,929	$334,921

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
(in thousands)	2025	2024	2023
Dividends from:
Bank subsidiary	$21,053	$16,676	$13,213
Equity securities	101	98	113
Interest income	6	12	20
Total income	21,160	16,786	13,346
Realized securities gains (losses)	83	153	(209)
Expenses	3,087	2,427	3,130
Income before equity in undistributed earnings of subsidiary	18,156	14,512	10,007
Equity in undistributed earnings - First Citizens Community Bank	18,416	13,306	7,804
Net income	$36,572	$27,818	$17,811
Comprehensive income	$47,716	$29,208	$26,041

Index
CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$36,572	$27,818	$17,811
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(18,416)	(13,306)	(7,804)
Investment securities losses (gains), net	(83)	(153)	209
Other, net	685	(84)	(206)
Net cash provided by operating activities	18,758	14,275	10,010
Cash flows from investing activities:
Proceeds from the sale of equity securities	-	335	127
Investment in subsidiaries	-	-	(15,000)
Acquisition of HVB	-	-	(10,780)
Net cash provided by (used in) investing activities	-	335	(25,653)
Cash flows from financing activities:
Cash dividends paid	(9,548)	(9,302)	(8,503)
(Repayment) Issuance of short-term debt	(7,572)	(5,000)	12,572
Purchase of treasury stock	(358)	(202)	(265)
Sale of treasury stock	-	-	34
Issuance of common stock for employee stock purchase plan	68	16	-
Purchase of restricted stock	(187)	(64)	-
Net cash (used in) provided by financing activities	(17,597)	(14,552)	3,838
Net increase (decrease) in cash	1,161	58	(11,805)
Cash at beginning of year	1,743	1,685	13,490
Cash at end of year	$2,904	$1,743	$1,685

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of December 31, 2025, and this report is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 12, 2026

/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial & Accounting Officer)
Date: March 12, 2026

Index
Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Citizens Financial Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Citizens Financial Services, Inc. and subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024; and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, of the Company; and our report dated March 12, 2026, expressed an unqualified opinion.

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

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 12, 2026

Index
ITEM 9B – OTHER INFORMATION.

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

Index
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2026 Proxy Statement is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2026 Proxy Statement is incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2026 Proxy Statement is incorporated by reference.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2026 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2026 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2026 Proxy Statement.

(c)
Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Index
(d)
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2025 about Company common stock that may be issued under the Company’s 2016 Restricted Stock Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	n/a	n/a	99,781

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	99,781

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2026 Proxy Statement is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2026 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2026 Proxy Statement is incorporated by reference.

Index
PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

 1. The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID 74)
Consolidated Balance Sheet as of December 31, 2025 and 2024
Consolidated Statement of Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statement of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

 2. All financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection(a)(1) of this item.

3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report

3.1	Restated Articles of Incorporation of Citizens Financial Services, Inc.(1)

3.2	Articles of Amendment of Restated Articles of Incorporation of Citizens Financial Services, Inc. (2)

3.3	Bylaws of Citizens Financial Services, Inc.(3)

3.4	Amendment No. 1 to Amended and restated Bylaws of Citizens Financial Services, Inc. (4)

4.1	Form of Common Stock Certificate of Citizens Financial Services, Inc (5)

4.2	Form of Subordinated Note – Citizens Financial Services, Inc. (6)

4.3	Form of Subordinated Note – HV Bancorp, Inc. (7)

10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(8)

10.2	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(9)

10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(10)

10.4	*Supplemental Executive Retirement Plan(11)

10.5	*Second Amendment to First Citizens Community Bank Supplemental Executive Retirement Plan(12)

10.6	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey R, White

10.7	*First Citizens Community Bank Annual Incentive Plan (13)

10.8	*Amended and Restated First Citizens Community Bank Annual Incentive Plan(14)

10.9	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (15)

10.10	Citizens Financial Services, Inc. 2016 Equity Incentive Plan (16)

10.11	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey L. Wilson (17)

10.12	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and David Z. Richards, Jr. (18)

10.13	*First Citizens Community Bank Executive Deferred Compensation Plan (19)

10.14	*Amended and Restated First Citizens Community Bank Executive Deferred Compensation Plan (20)

10.15	*First Citizens Community Bank Long Term Incentive Plan (21)

10.16	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Stephen J. Guillaume(22)

10.17	2023 Employee Stock Purchase Plan(23)

19	Insider Trading Policy

Index
21	List of Subsidiaries

23	Consent of S.R. Snodgrass, P.C., Independent Registered Public Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

97	Citizens Financial Services, Inc. Clawback Policy

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

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

Index
(13)          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on August 8, 2013.

(14)          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, as filed with the Commission on November 7, 2024

(15)          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 7, 2015.

(16)          Incorporated by reference to Exhibit A to the Company’s definitive proxy statements for the 2016 Annual Meeting of Shareholders, as filed with the Commission on March 10, 2016.

(17)          Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Commission on March 6, 2025.

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
Date: March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date

/s/ Randall E. Black	March 12, 2026
Randall E. Black, Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Stephen J. Guillaume	March 12, 2026
Stephen J. Guillaume, Chief Financial Officer
(Principal Financial & Accounting Officer)

/s/ Robert W. Chappell	March 12, 2026
Robert W. Chappell, Director

/s/ R. Joseph Landy	March 12, 2026
R. Joseph Landy, Director

/s/ Roger C. Graham, Jr.	March 12, 2026
Roger C. Graham, Director

/s/ Rinaldo A. DePaola	March 12, 2026
Rinaldo A. DePaola, Director

/s/ Thomas E. Freeman	March 12, 2026
Thomas E. Freeman, Director

/s/ Christopher W. Kunes	March 12, 2026
Christopher W. Kunes

/s/ David Z, Richards, Jr.	March 12, 2026
David Z. Richards, Jr., Director

/s/ Mickey L. Jones.	March 12, 2026
Mickey L. Jones, Director

/s/ Janie M Hifiger	March 12, 2026
Janie M Hilfiger, Director

/s/ Terry B, Osborne	March 12, 2026
Terry B. Osborne, Director

/s/ John P, Painter II	March 12, 2026
/s/ John P, Painter II, Director

/s/ Joseph B. Bower Jr	March 12, 2026
Joseph B. Bower Jr, Director