Form 10-Q
period 2026-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2026-05-07
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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

The number of outstanding shares of the Registrant’s Common Stock, as of April 29, 2026, was 4,804,936.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(in thousands except share data)	2026	2025
ASSETS:
Cash and due from banks:
Noninterest-bearing	$26,798	$23,933
Interest-bearing	6,307	10,358
Total cash and cash equivalents	33,105	34,291
Interest bearing time deposits with other banks	3,820	3,820
Equity securities	1,834	1,815
Available-for-sale securities	448,286	444,741
Loans held for sale	5,874	9,393

Loans (net of allowance for credit losses: 2026 $22,894 and 2025, $22,806)	2,275,328	2,327,816

Premises and equipment	20,715	20,998
Accrued interest receivable	10,941	10,698
Goodwill	85,758	85,758
Bank owned life insurance	74,071	51,501
Other intangibles	2,073	2,221
Derivative assets	7,104	6,927
Deferred tax asset	12,240	11,440
Other assets	45,329	53,145

TOTAL ASSETS	$3,026,478	$3,064,564

LIABILITIES:
Deposits:
Noninterest-bearing	$509,638	$516,657
Interest-bearing	1,931,547	1,860,322
Total deposits	2,441,185	2,376,979
Borrowed funds	198,738	309,448
Accrued interest payable	3,748	3,130
Derivative liabilities	4,186	4,100
Other liabilities	35,043	32,856
TOTAL LIABILITIES	2,682,900	2,726,513
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at March 31, 2026 and December 31, 2025; none issued in 2026 or 2025	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at March 31, 2026 and December 31, 2025, issued 5,256,083 at March 31, 2026 and 5,255,807 at December 31, 2025	5,256	5,256
Additional paid-in capital	147,986	147,965
Retained earnings	221,597	213,623
Accumulated other comprehensive loss	(14,682)	(12,377)
Treasury stock, at cost: 451,147 shares at March 31, 2026 and 448,727 shares at December 31, 2025	(16,579)	(16,416)
TOTAL STOCKHOLDERS’ EQUITY	343,578	338,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,026,478	$3,064,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2026	2025
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$36,362	$35,556
Interest-bearing deposits with banks	103	143
Investment securities:
Taxable	2,511	2,339
Nontaxable	879	547
Dividends	422	429
TOTAL INTEREST AND DIVIDEND INCOME	40,277	39,014
INTEREST EXPENSE:
Deposits	11,305	12,294
Borrowed funds	2,859	3,718
TOTAL INTEREST EXPENSE	14,164	16,012
NET INTEREST INCOME	26,113	23,002
Provision for credit losses	500	625
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	25,613	22,377
NON-INTEREST INCOME:
Service charges	1,324	1,291
Trust	235	224
Brokerage and insurance	569	683
Gains on loans sold	265	272
Equity security gains (losses), net	19	(11)
Earnings on bank owned life insurance	570	346
Other	708	622
TOTAL NON-INTEREST INCOME	3,690	3,427
NON-INTEREST EXPENSES:
Salaries and employee benefits	10,276	10,289
Occupancy	1,412	1,356
Furniture and equipment	287	265
Professional fees	540	517
FDIC insurance	395	450
Pennsylvania shares tax	377	319
Amortization of intangibles	106	127
Software expenses	455	432
Other real estate owned expenses	196	119
Other	2,557	2,504
TOTAL NON-INTEREST EXPENSES	16,601	16,378
Income before provision for income taxes	12,702	9,426
Provision for income taxes	2,326	1,805
NET INCOME	$10,376	$7,621

PER COMMON SHARE DATA:
Net Income - Basic	$2.16	$1.59
Net Income - Diluted	$2.16	$1.59

Number of shares used in computation - basic	4,798,170	4,797,611
Number of shares used in computation - diluted	4,799,078	4,799,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net income	$10,376	$7,621
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	(2,826)	4,939
Income tax effect	594	(1,038)
Change in unrealized loss on interest rate swaps	(92)	(784)
Income tax effect	19	165
Other comprehensive income (loss), net of tax	(2,305)	3,282
Comprehensive income	$8,071	$10,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance, December 31, 2025	5,255,807	$5,256	$147,965	$213,623	$(12,377)	$(16,416)	$338,051

Comprehensive income:
Net income				10,376			10,376
Net other comprehensive loss					(2,305)		(2,305)
Issuance of Common stock for ESPP	276		16				16
Purchase of treasury stock (2,315 shares)						(158)	(158)
Forfeited restricted stock (106 Shares)			5			(5)	-
Cash dividends, $0.500 per share				(2,402)			(2,402)
Balance, March 31, 2026	5,256,083	$5,256	$147,986	$221,597	$(14,682)	$(16,579)	$343,578

Balance, December 31, 2024	5,207,577	$5,208	$144,984	$189,443	$(23,521)	$(16,380)	$299,734

Comprehensive income:
Net income				7,621			7,621
Net other comprehensive income					3,282		3,282
Issuance of Common stock	247	-	15				15
Purchase of treasury stock (968 shares)						(57)	(57)
Restricted stock, executive and Board of Director awards (900 shares)			2			52	54
Restricted stock vesting			2				2
Forfeited restricted stock (119 shares)			7			(7)	-
Cash dividends, $0.49 per share				(2,355)			(2,355)
Balance, March 31, 2025	5,207,824	$5,208	$145,010	$194,709	$(20,239)	$(16,392)	$308,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,376	$7,621
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	500	625
Depreciation and amortization	470	449
Amortization and accretion of loans, other assets and borrowings	(884)	(793)
Amortization and accretion of investment securities	71	217
Deferred income taxes	(187)	(109)
Equity securities (gains) losses, net	(19)	11
Earnings on bank owned life insurance	(570)	(346)
Vesting of restricted stock	-	2
Originations of loans held for sale	(25,287)	(25,525)
Proceeds from sales of loans held for sale	29,046	29,337
Realized gains on loans sold	(265)	(272)
Increase in accrued interest receivable	(243)	(612)
Increase (decrease) in accrued interest payable	618	(1,550)
Other, net	4,392	1,890
Net cash provided by operating activities	18,018	10,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments	19,793	14,094
Purchase of securities	(26,236)	(14,161)
Proceeds from life insurance	-	108
Purchase of bank owned life insurance	(22,000)	-
Proceeds from redemption of regulatory stock	12,886	10,079
Purchase of regulatory stock	(7,424)	(8,950)
Net decrease (increase) in loans	53,047	(1,386)
Purchase of premises and equipment	(125)	(585)
Proceeds from sale of premises and equipment	-	12
Proceeds from sale of foreclosed assets held for sale	-	61
Net cash provided by (used in) investing activities	29,941	(728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	64,206	(17,174)
Net (decrease) increase in short-term borrowed funds	(110,807)	3,938
Purchase of treasury and restricted stock	(158)	(57)
Issuance of common stock for ESPP	16	15
Dividends paid	(2,402)	(2,355)
Net cash used in financing activities	(49,145)	(15,633)
Net (decrease) in cash and cash equivalents	(1,186)	(5,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,291	42,202
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,105	$36,786

Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,546	$17,562
Income taxes paid	$-	$-
Loans transferred to foreclosed property	$-	$40
Right of use asset and liability	$(828)	$377

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at March 31, 2026 and for the periods ended March 31, 2026 and 2025 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the three month period ended March 31, 2026 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2 – Revenue Recognition

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31, 2026 and 2025 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time. Revenue transactions that do not fall into the scope of ASC Topic 606 are not included in the table.

	Three Months Ended
	March 31,
Revenue stream	2026	2025
Service charges on deposit accounts
Overdraft fees	$393	$359
Statement fees	88	50
Interchange revenue	724	761
ATM income	28	31
Other service charges	91	90
Total Service Charges	1,324	1,291
Trust	235	224
Brokerage and insurance	569	683
Other	209	241
Total	$2,337	$2,439

Index
Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended
	March 31,
	2026	2025
Net income applicable to common stock	$10,376,000	$7,621,000

Basic earnings per share computation
Weighted average common shares outstanding	4,798,170	4,797,611
Earnings per share - basic	$2.16	$1.59

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	4,798,170	4,797,611
Add: Dilutive effects of restricted stock	908	1,405
Weighted average common shares outstanding for dilutive earnings per share	4,799,078	4,799,016
Earnings per share - diluted	$2.16	$1.59

For the three months ended March 31, 2026 and 2025, there were 966 and 2,276 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $60.96-$83.38 for the three month period ended March 31, 2026 and per share prices ranging from $61.98-$83.38 for the three months ended March 31, 2025.

Note 4 – Available for Sale Securities

The amortized cost, gross unrealized gains and losses, allowance of credit losses and fair value of investment securities at March 31, 2026 and December 31, 2025 were as follows (in thousands):

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
March 31, 2026	Cost	Gains	Losses	Losses	Value
Available-for-sale securities:
U.S. agency securities	$52,647	$11	$(3,109)	$-	$49,549
U.S. treasury securities	77,625	103	(2,092)	-	75,636
Obligations of state and political subdivisions	130,743	558	(7,017)	-	124,284
Corporate obligations	8,829	449	(238)	-	9,040
Mortgage-backed securities in government sponsored entities	199,046	740	(10,009)	-	189,777
Total available-for-sale securities	$468,890	$1,861	$(22,465)	$-	$448,286

December 31, 2025
Available-for-sale securities:
U.S. agency securities	$52,651	$12	$(2,908)	$-	$49,755
U.S. treasury securities	84,551	225	(2,122)	-	82,654
Obligations of state and political subdivisions	120,608	1,070	(5,792)	-	115,886
Corporate obligations	11,304	405	(412)	-	11,297
Mortgage-backed securities in government sponsored entities	193,405	1,103	(9,359)	-	185,149
Total available-for-sale securities	$462,519	$2,815	$(20,593)	$-	$444,741

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2026 and December 31, 2025 (in thousands). As of March 31, 2026, the Company owned 232 securities whose fair value was less than their cost basis.

Index
March 31, 2026	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$-	$-	$44,903	$(3,109)	$44,903	$(3,109)
U.S. treasury securities	-	-	65,856	(2,092)	65,856	(2,092)
Obligations of state and political subdivisions	19,111	(428)	69,791	(6,589)	88,902	(7,017)
Corporate obligations	-	-	4,262	(238)	4,262	(238)
Mortgage-backed securities in government sponsored entities	46,593	(545)	72,682	(9,464)	119,275	(10,009)
Total securities	$65,704	$(973)	$257,494	$(21,492)	$323,198	$(22,465)

December 31, 2025
U.S. agency securities	$-	$-	$45,104	$(2,908)	$45,104	$(2,908)
U.S. treasury securities	-	-	72,784	(2,122)	72,784	(2,122)
Obligations of states and political subdivisions	5,642	(98)	72,858	(5,694)	78,500	(5,792)
Corporate obligations	-	-	6,588	(412)	6,588	(412)
Mortgage-backed securities in government sponsored entities	36,858	(247)	79,922	(9,112)	116,780	(9,359)
Total securities	$42,500	$(345)	$277,256	$(20,248)	$319,756	$(20,593)

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

The allowance for credit losses on available-for-sale debt securities is included within available-for-sale securities on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Company believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met. There was no allowance for credit losses for available for sale securities as of March 31, 2026 and December 31, 2025.

Accrued interest receivable on available-for-sale debt securities totaled $2,361,000 and $2,399,000 at March 31, 2026 and December 31, 2025 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Index
There were no sales of available for sale securities during the three months ended March 31, 2026 and 2025.

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three month periods ended March 31, 2026 and 2025, and the portion of unrealized gains for the period that relates to equity investments held at March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
Equity Securities	2026	2025
Net gains (losses) recognized in equity securities during the period	$19	$(11)
Less: Net gains realized on the sale of equity securities during the period	-	-
Net unrealized gains (losses)	$19	$(11)

Investment securities with an approximate carrying value of $351.3 million and $367.9 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at March 31, 2026, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$41,226	$40,771
Due after one year through five years	108,958	104,668
Due after five years through ten years	92,092	87,319
Due after ten years	226,614	215,528
Total	$468,890	$448,286

Note 5 – Loans

The Company originates commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central, south central and south eastern Pennsylvania, southern New York, Wilmington, Dover and Georgetown, Delaware and Burlington County, New Jersey. Although the Company had a diversified loan portfolio at March 31, 2026 and December 31, 2025, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of March 31, 2026 and December 31, 2025 (in thousands):

Index
	March 31, 2026	December 31, 2025
Real estate loans:
Residential	$336,066	$340,972
Commercial	1,249,900	1,218,514
Agricultural	344,938	347,448
Construction	83,217	93,965
Consumer	19,592	88,210
Other commercial loans	170,628	179,166
Other agricultural loans	30,004	30,247
State and political subdivision loans	63,877	52,100
Total	2,298,222	2,350,622
Allowance for credit losses - loans	(22,894)	(22,806)
Net loans	$2,275,328	$2,327,816

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

The following table presents the components of the allowance for credit losses as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Allowance for Credit Losses - Loans	$22,894	$22,806
Allowance for Credit Losses - Off-Balance Sheet Credit Exposure	1,519	1,163
Total allowance for credit losses	$24,413	$23,969

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet Credit Exposure	Total
Balance at December 31, 2025	$22,806	$1,163	$23,969
Loans charge-off	(78)	-	(78)
Recoveries of loans previously charged-off	22	-	22
Net loans charged-off	(56)	-	(56)
Provision for credit losses	144	356	500
Balance at March 31, 2026	$22,894	$1,519	$24,413

Balance at December 31, 2024	$21,699	$676	$22,375
Loans charge-off	(185)	-	(185)
Recoveries of loans previously charged-off	29	-	29
Net loans charged-off	(156)	-	(156)
Provision for credit losses	538	87	625
Balance at March 31, 2025	$22,081	$763	$22,844

Index
The following tables present the activity in the allowance for credit losses – loans, by portfolio segment, for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31, 2026
	Balance at December 31, 2025	Charge-offs	Recoveries	Provision	Balance at March 31, 2026
Real estate loans:
Residential	$3,112	$-	$12	$(383)	$2,741
Commercial	10,017	-	-	588	10,605
Agricultural	4,841	-	-	(328)	4,513
Construction	916	-	-	(114)	802
Consumer	1,201	(13)	7	(159)	1,036
Other commercial loans	2,534	(65)	3	343	2,815
Other agricultural loans	115	-	-	108	223
State and political
subdivision loans	55	-	-	99	154
Unallocated	15	-	-	(10)	5
Total	$22,806	$(78)	$22	$144	$22,894

	For the three months ended March 31, 2025
	Balance at December 31, 2024	Charge-offs	Recoveries	Provision	Balance at March 31, 2025
Real estate loans:
Residential	$1,940	$-	$-	$1,273	$3,213
Commercial	9,174	(40)	-	103	9,237
Agricultural	3,529	-	-	821	4,350
Construction	1,402	-	-	150	1,552
Consumer	1,405	(22)	26	9	1,418
Other commercial loans	3,699	(123)	3	(1,547)	2,032
Other agricultural loans	133	-	-	4	137
State and political
subdivision loans	61	-	-	(4)	57
Unallocated	356	-	-	(271)	85
Total	$21,699	$(185)	$29	$538	$22,081

The provision for the first three months of 2026 was driven by changes in economic forecasts and the annual update of the loss driver analysis. This update includes revising prepayment and curtailment speeds as well as the historical loss factor. In addition, loss rates are updated to include the most recent completed year of 2025. The provision for 2026 was impacted by the Iran conflict as we adjusted qualitative factors due to the impact this conflict is having on gas and diesel prices, as well as fertilizer prices as the spring growing season starts.

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

The following table presents the allowance for credit losses – loans and amortized cost basis of loans as of March 31, 2026 and December 31, 2025 (in thousands):

Index
	Allowance for Credit Losses - Loans			Loans
March 31, 2026	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$2,682	$59	$2,741	$333,300	$2,766	$336,066
Commercial	10,364	241	10,605	1,225,728	24,172	1,249,900
Agricultural	4,513	-	4,513	342,801	2,137	344,938
Construction	721	81	802	82,714	503	83,217
Consumer	114	922	1,036	18,669	923	19,592
Other commercial loans	2,285	530	2,815	162,807	7,821	170,628
Other agricultural loans	194	29	223	29,504	500	30,004
State and political subdivision loans	154	-	154	63,877	-	63,877
Unallocated	5	-	5	-	-	-
Total	$21,032	$1,862	$22,894	$2,259,400	$38,822	$2,298,222

December 31, 2025
Real estate loans:
Residential	$3,050	$62	$3,112	$338,600	$2,372	$340,972
Commercial	9,757	260	10,017	1,193,742	24,772	1,218,514
Agricultural	4,841	-	4,841	345,302	2,146	347,448
Construction	830	86	916	93,450	515	93,965
Consumer	327	874	1,201	87,301	909	88,210
Other commercial loans	1,903	631	2,534	171,343	7,823	179,166
Other agricultural loans	115	-	115	29,844	403	30,247
State and political subdivision loans	55	-	55	52,100	-	52,100
Unallocated	15	-	15	-	-	-
Total	$20,893	$1,913	$22,806	$2,311,682	$38,940	$2,350,622

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

The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of March 31, 2026 and December 31, 2025, respectively. The balances are presented by class of loan receivable (in thousands):

	March 31, 2026				December 31, 2025
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans
Real estate loans:
Mortgages	$441	$2,824	$-	$3,265	$153	$3,229	$-	$3,382
Home Equity	-	635	-	635	-	61	151	212
Commercial	2,860	19,027	60	21,947	2,860	8,637	-	11,497
Agricultural	-	2,137	-	2,137	-	2,145	55	2,200
Construction	228	275	-	503	233	283	-	516
Consumer	920	-	15	935	770	-	15	785
Other commercial loans	6,321	1,500	-	7,821	6,282	1,546	8	7,836
Other agricultural loans	98	404	-	502	-	403	-	403
	$10,868	$26,802	$75	$37,745	$10,298	$16,304	$229	$26,831

Index
As of March 31, 2026, there were $26.8 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans receivable, the amortized cost basis of collateral-dependent loans and type of collateral as of March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$3,265	$-	$-	$3,265
Home Equity	635	-	-	635
Commercial	21,887	-	-	21,887
Agricultural	2,137	-	-	2,137
Construction	503	-	-	503
Consumer	-	-	920	920
Other commercial loans	-	7,821	-	7,821
Other agricultural loans	-	502	-	502
	$28,427	$8,323	$920	$37,670

December 31, 2025	Real Estate	Business Assets	None	Total
Real estate loans:
Mortgages	$3,382	$-	$-	$3,382
Home Equity	61	-	-	61
Commercial	11,497	-	-	11,497
Agricultural	2,145	-	-	2,145
Construction	516	-	-	516
Consumer	-	-	770	770
Other commercial loans	-	7,828	-	7,828
Other agricultural loans	-	403	-	403
	$17,601	$8,231	$770	$26,602

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Company’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management. Commercial, agricultural and state and political relationships over $750,000 in all Bank regions other than the Delaware region are reviewed annually to ensure the appropriateness of the loan grade. In the Delaware region all loan relationships greater than $1,000,000 are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Company engages an external consultant on at least an annual basis to: 1) review a minimum of 50% of the dollar volume of the commercial loan portfolio on an annual basis, 2) a large sample of relationships in aggregate over $1,000,000, 3) selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 4) such other loans which management or the consultant deems appropriate.

Index
The following tables represent credit exposures by internally assigned grades, by origination year, as of March 31, 2026 and December 31, 2025 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$59,237	$120,276	$59,068	$112,794	$340,943	$452,669	$33,851	$1,894	$1,180,732
Special Mention	-	-	-	792	9,382	14,633	-	-	24,807
Substandard	-	-	5,043	1,021	21,438	14,516	2,343	-	44,361
Doubtful	-	-	-	-	-	-	-	-	-
Total	$59,237	$120,276	$64,111	$114,607	$371,763	$481,818	$36,194	$1,894	$1,249,900
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$9,641	$54,397	$29,878	$18,406	$44,942	$152,503	$18,531	$131	$328,429
Special Mention	-	45	37	3,251	1,352	3,646	1,298	-	9,629
Substandard	-	798	644	-	2,050	2,669	645	74	6,880
Doubtful	-	-	-	-	-	-	-	-	-
Total	$9,641	$55,240	$30,559	$21,657	$48,344	$158,818	$20,474	$205	$344,938
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$12,021	$29,501	$15,620	$5,976	$6,166	$-	$5,333	$-	$74,617
Special Mention	-	-	-	-	204	2,939	-	-	3,143
Substandard	-	-	-	789	4,393	275	-	-	5,457
Doubtful	-	-	-	-	-	-	-	-	-
Total	$12,021	$29,501	$15,620	$6,765	$10,763	$3,214	$5,333	$-	$83,217
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$1,725	$30,176	$26,349	$17,333	$4,611	$8,830	$69,632	$219	$158,875
Special Mention	-	-	-	-	-	70	3,290	-	3,360
Substandard	-	-	113	-	3,925	700	2,147	1,443	8,328
Doubtful	-	-	-	-	-	-	63	2	65
Total	$1,725	$30,176	$26,462	$17,333	$8,536	$9,600	$75,132	$1,664	$170,628
Current period gross charge-offs	$-	$-	$-	$-	$-	$23	$42	$-	$65

Other agricultural loans
Risk Rating
Pass	$6,326	$5,269	$2,419	$1,290	$415	$1,205	$10,452	$-	$27,376
Special Mention	-	-	913	12	-	-	748	-	1,673
Substandard	-	-	-	292	434	-	229	-	955
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,326	$5,269	$3,332	$1,594	$849	$1,205	$11,429	$-	$30,004
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans					-
Risk Rating
Pass	$11,047	$2,961	$-	$1,275	$12,706	$35,732	$156	$-	$63,877
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$11,047	$2,961	$-	$1,275	$12,706	$35,732	$156	$-	$63,877
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$99,997	$242,580	$133,334	$157,074	$409,783	$650,939	$137,955	$2,244	$1,833,906
Special Mention	-	45	950	4,055	10,938	21,288	5,336	-	42,612
Substandard	-	798	5,800	2,102	32,240	18,160	5,364	1,517	65,981
Doubtful	-	-	-	-	-	-	63	2	65
Total	$99,997	$243,423	$140,084	$163,231	$452,961	$690,387	$148,718	$3,763	$1,942,564
Total current period gross charge-offs	$-	$-	$-	$-	$-	$23	$42	$-	$65

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$127,490	$59,760	$128,989	$329,694	$172,617	$294,237	$34,709	$1,971	$1,149,467
Special Mention	-	5,042	797	5,784	8,770	7,208	733	-	28,334
Substandard	-	-	1,021	24,582	3,024	9,772	2,314	-	40,713
Doubtful	-	-	-	-	-	-	-	-	-
Total	$127,490	$64,802	$130,807	$360,060	$184,411	$311,217	$37,756	$1,971	$1,218,514
Current period gross charge-offs	$-	$-	$-	$-	$-	$40	$-	$-	$40

Agricultural real estate
Risk Rating
Pass	$54,278	$30,648	$18,810	$47,254	$20,747	$139,424	$18,558	$131	$329,850
Special Mention	55	40	3,276	1,384	1,731	1,893	1,723	-	10,102
Substandard	1,297	667	-	2,052	657	2,103	645	75	7,496
Doubtful	-	-	-	-	-	-	-	-	-
Total	$55,630	$31,355	$22,086	$50,690	$23,135	$143,420	$20,926	$206	$347,448
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$30,394	$15,456	$8,490	$25,772	$-	$-	$5,215	$-	$85,327
Special Mention	-	-	-	206	2,943	-	-	-	3,149
Substandard	-	-	789	4,417	283	-	-	-	5,489
Doubtful	-	-	-	-	-	-	-	-	-
Total	$30,394	$15,456	$9,279	$30,395	$3,226	$-	$5,215	$-	$93,965
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$33,300	$27,244	$18,039	$4,938	$6,098	$3,819	$74,628	$232	$168,298
Special Mention	-	-	-	-	-	-	2,442	-	2,442
Substandard	-	117	-	1,784	40	714	4,257	1,443	8,355
Doubtful	-	-	-	-	-	-	66	5	71
Total	$33,300	$27,361	$18,039	$6,722	$6,138	$4,533	$81,393	$1,680	$179,166
Current period gross charge-offs	$-	$49	$-	$-	$-	$63	$379	$-	$491

Other agricultural loans
Risk Rating
Pass	$5,677	$3,520	$1,440	$408	$1,602	$288	$14,761	$-	$27,696
Special Mention	-	936	15	-	-	-	639	-	1,590
Substandard	-	-	294	438	-	-	229	-	961
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,677	$4,456	$1,749	$846	$1,602	$288	$15,629	$-	$30,247
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$1,504	$27	$1,291	$12,737	$9,932	$26,509	$100	$-	$52,100
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,504	$27	$1,291	$12,737	$9,932	$26,509	$100	$-	$52,100
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$252,643	$136,655	$177,059	$420,803	$210,996	$464,277	$147,971	$2,334	$1,812,738
Special Mention	55	6,018	4,088	7,374	13,444	9,101	5,537	-	45,617
Substandard	1,297	784	2,104	33,273	4,004	12,589	7,445	1,518	63,014
Doubtful	-	-	-	-	-	-	66	5	71
Total	$253,995	$143,457	$183,251	$461,450	$228,444	$485,967	$161,019	$3,857	$1,921,440

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following tables present the recorded investment in those loan classes based on payment activity, by origination year, as of March 31, 2026 and December 31, 2025 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$1,509	$14,110	$13,060	$21,342	$80,576	$150,124	$-	$-	$280,721
Nonperforming	-	-	-	-	1,043	2,222	-	-	3,265
Total	$1,509	$14,110	$13,060	$21,342	$81,619	$152,346	$-	$-	$283,986
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity
Payment Performance
Performing	$146	$2,435	$2,300	$2,415	$1,638	$7,526	$34,699	$286	$51,445
Nonperforming	-	60	-	38	-	537	-	-	635
Total	$146	$2,495	$2,300	$2,453	$1,638	$8,063	$34,699	$286	$52,080
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$432	$1,817	$957	$288	$314	$2,638	$12,211	$-	$18,657
Nonperforming	-	-	11	3	-	921	-	-	935
Total	$432	$1,817	$968	$291	$314	$3,559	$12,211	$-	$19,592
Current period gross charge-offs	$-	$-	$-	$-	$1	$4	$8	$-	$13

Total
Payment Performance
Performing	$2,087	$18,362	$16,317	$24,045	$82,528	$160,287	$46,910	$286	$350,822
Nonperforming	-	60	11	41	1,043	3,681	-	-	4,836
Total	$2,087	$18,422	$16,328	$24,086	$83,571	$163,968	$46,910	$286	$355,658

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$13,909	$13,209	$23,135	$81,239	$41,842	$111,948	$-	$-	$285,282
Nonperforming	-	-	-	1,057	1,132	1,193	-	-	3,382
Total	$13,909	$13,209	$23,135	$82,296	$42,974	$113,141	$-	$-	$288,664
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Home equity
Payment Performance
Performing	$2,854	$2,528	$2,533	$1,727	$1,150	$6,918	$34,101	$286	$52,097
Nonperforming	63	-	18	-	-	110	20	-	211
Total	$2,917	$2,528	$2,551	$1,727	$1,150	$7,028	$34,121	$286	$52,308
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,934	$1,050	$373	$354	$412	$2,577	$80,725	$-	$87,425
Nonperforming	-	10	-	-	11	764	-	-	785
Total	$1,934	$1,060	$373	$354	$423	$3,341	$80,725	$-	$88,210

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of March 31, 2026 and December 31, 2025 (in thousands):

						Total
	30-59 Days	60-89 Days	90 Days	Total Past		Loans
March 31, 2026	Past Due	Past Due	Or Greater	Due	Current	Receivables
Real estate loans:
Mortgages	$1,786	$283	$1,939	$4,008	$279,978	$283,986
Home Equity	546	-	124	670	51,410	52,080
Commercial	1,247	2,410	19,593	23,250	1,226,650	1,249,900
Agricultural	449	159	1,927	2,535	342,403	344,938
Construction	670	-	503	1,173	82,044	83,217
Consumer	39	456	935	1,430	18,162	19,592
Other commercial loans	115	1	1,825	1,941	168,687	170,628
Other agricultural loans	258	1	501	760	29,244	30,004
State and political subdivision loans	-	-	-	-	63,877	63,877

Total	$5,110	$3,310	$27,347	$35,767	$2,262,455	$2,298,222

Loans considered non-accrual	$757	$606	$27,272	$28,635	$9,035	$37,670
Loans still accruing	4,353	2,704	75	7,132	2,253,420	2,260,552
Total	$5,110	$3,310	$27,347	$35,767	$2,262,455	$2,298,222

December 31, 2025
Real estate loans:
Mortgages	$2,737	$1,073	$1,675	$5,485	$283,179	$288,664
Home Equity	146	17	181	344	51,964	52,308
Commercial	1,733	2,695	9,871	14,299	1,204,215	1,218,514
Agricultural	1,020	158	1,982	3,160	344,288	347,448
Construction	-	233	283	516	93,449	93,965
Consumer	161	148	785	1,094	87,116	88,210
Other commercial loans	256	49	7,500	7,805	171,361	179,166
Other agricultural loans	17	-	403	420	29,827	30,247
State and political subdivision loans	-	-	-	-	52,100	52,100

Total	$6,070	$4,373	$22,680	$33,123	$2,317,499	$2,350,622

Loans considered non-accrual	$396	$778	$22,451	$23,625	$2,977	$26,602
Loans still accruing	5,674	3,595	229	9,498	2,314,522	2,324,020
Total	$6,070	$4,373	$22,680	$33,123	$2,317,499	$2,350,622

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

Index
The following table shows the amortized cost basis by class of loans receivable, information regarding accrual and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025 (dollars in thousands).

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended March 31, 2026
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	$2,207	0.18%
Total	1	$2,207

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	$250	0.02%
Other commercial loans	2	5,818	3.41%
Total	3	$6,068

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended March 31, 2025
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Other commercial loans	1	$190	0.14%
Total	1	$190

The following table shows, by class of loans receivable, information regarding the financial effect on accrual and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025:

Three months ended March 31, 2026
Term Extension
Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	Extended the term of the loan 6 months
Total	1

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	Extended term to 30 years
Other commercial loans	2	Extended the term five years
Total	3

Three months ended March 31, 2025
Term Extension
Loan Type	Number of loans	Financial Effect
Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Other commercial loans	1	Extended the loan maturity 10 years as termed out or line of credit
Total	1

There were no accrual or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults after the modification date for the three months ended March 31, 2026.

The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at March 31, 2026 (in thousands):

		March 31, 2026
			30-89 Days	90 Days
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty		Current	Past Due	Or Greater	Total
Real estate loans:
Commercial		$2,207	-	-	2,207
	Total	$2,207	$-	$-	$2,207
Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial		$250	-	-	$250
Other commercial loans		5,818	-	-	5,818
	Total	$6,068	$-	$-	$6,068

Index
Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2026 and December 31, 2025, included within other assets are $2,358,000 of foreclosed assets. As of March 31, 2026, there are no consumer residential mortgages included within foreclosed assets. As of March 31, 2026, the Company had initiated formal foreclosure proceedings on $1,227,000 of residential mortgage loans, the collateral properties of which have not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
Mortgage servicing rights	$2,154	$(1,628)	$526	$2,362	$(1,793)	$569
Core deposit intangibles	3,072	(1,525)	1,547	3,072	(1,420)	1,652
Total amortized intangible assets	$5,226	$(3,153)	$2,073	$5,434	$(3,213)	$2,221
Unamortized intangible assets:
Goodwill	$85,758			$85,758
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). The Company based its projections of amortization expense shown below on existing asset balances at March 31, 2026. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended March 31, 2026 (actual)	$68	$105	$173
Three months ended March 31, 2025 (actual)	$70	$127	197
Estimate for year ending December 31,
Remaining 2026	151	290	441
2027	152	339	491
2028	105	284	389
2029	70	230	300
2030	36	177	213
Thereafter	12	227	239
Total	$526	$1,547	$2,073

Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefit plans, please refer to Note 11 of the Company's Audited Consolidated Financial Statements included in the 2024 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Affected line item on the Consolidated Statement of Income
Service cost	$73	$83	Salary and Employee Benefits
Interest cost	105	113	Other Expenses
Expected return on plan assets	(198)	(201)	Other Expenses
Net amortization and deferral	-	-	Other Expenses
Net periodic benefit cost	$(20)	$(5)

The Bank does not expect to contribute to the Pension Plan during 2026.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. This plan matured in the first quarter of 2026.

The following table details the vesting, awarding and forfeiting of restricted stock during the three months ended March 31, 2026:

	Three months
		Weighted
	Unvested	Average
	Shares	Market Price
Outstanding, beginning of period	8,514	$54.54
Forfeited	(106)	(53.34)
Outstanding, end of period	8,408	$54.56

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $76,000 and $73,000 for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, the total compensation cost related to nonvested awards that had not yet been recognized was $459,000, which is expected to be recognized over the next three years.

Index
Note 8 – Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31, 2026
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain (loss) on interest rate swap (a)	Total
Balance as of December 31, 2025	$(14,045)	$(297)	$1,965	$(12,377)
Other comprehensive income (loss) before reclassifications (net of tax)	(2,232)	-	169	(2,063)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	-	(242)	(242)
Net current period other comprehensive income (loss)	(2,232)	-	(73)	(2,305)
Balance as of March 31, 2026	$(16,277)	$(297)	$1,892	$(14,682)

	Three months ended March 31, 2025
Balance as of December 31, 2024	$(26,564)	$(304)	$3,347	$(23,521)
Other comprehensive income (loss) before reclassifications (net of tax)	3,901	-	(195)	3,706
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	-	(424)	(424)
Net current period other comprehensive income (loss)	3,901	-	(619)	3,282
Balance as of March 31, 2025	$(22,663)	$(304)	$2,728	$(20,239)
(a)	Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended March 31,
	2026	2025
Unrealized gain (loss) on interest rate swap	$306	$537	Interest expense
	(64)	(113)	Provision for income taxes
	$242	$424	Net of tax

Total reclassifications	$242	$424
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

Index
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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2026 and December 31, 2025 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Index
March 31, 2026	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,834	$-	$-	$1,834
Available for sale securities:
U.S. Agency securities	-	49,549	-	49,549
U.S. Treasury securities	-	75,636	-	75,636
Obligations of state and political subdivisions	-	124,284	-	124,284
Corporate obligations	-	9,040	-	9,040
Mortgage-backed securities in government sponsored entities	-	189,777	-	189,777
Loans held for sale	-	5,874	-	5,874
Derivative assets	-	6,582	522	7,104
Derivative liabilities	-	(4,186)	-	(4,186)

December 31, 2025	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,815	$-	$-	$1,815
Available for sale securities:
U.S. Agency securities	-	49,755	-	49,755
U.S. Treasuries securities	-	82,654	-	82,654
Obligations of state and political subdivisions	-	115,886	-	115,886
Corporate obligations	-	11,297	-	11,297
Mortgage-backed securities in government sponsored entities	-	185,149	-	185,149
Derivative assets	-	6,587	340	6,927
Derivative liabilities	-	(4,100)	-	(4,100)

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025 for interest rate lock commitments (IRLC) (in thousands):

IRLC-
For the three months ended March 31, 2026	Asset
Balance: December 31, 2025	$340
Total unrealized losses:
Included in other comprehensive loss	-
Total gains included in earnings and held at reporting date	182
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: March 31, 2026	$522
Change in unrealized gains for the period included in earnings for assets held as of March 31, 2026	182
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2025	-

Index
IRLC-
For the three months ended March 31, 2025	Asset
Balance: December 31, 2024	$317
Total unrealized losses:
Included in other comprehensive loss	-
Total gains included in earnings and held at reporting date	155
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: March 31, 2025	$472
Change in unrealized gains for the period included in earnings for assets held as of March 31, 2025	155
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2024	-

At March 31, 2026 and December 31, 2025, the Company had classified as Level 3 $522,000 and $340,000, respectively, of net derivative assets and liabilities related to interest rate lock commitments. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 74.76% to 100.00% at March 31, 2026.

Significant unobservable inputs for assets measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2026	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$522	Discounted cash flows	Pull-through rates	74.76%-100.00%	90.89%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2025	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$340	Discounted cash flows	Pull-through rates	75.39%-97.16%	85.90%

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025 are included in the table below (in thousands):

March 31, 2026	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$8,721	$8,721
Other real estate owned	-	-	2,358	2,358

December 31, 2025	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$8,628	$8,628
Other real estate owned	-	-	2,358	2,358

•
Collateral-Dependent Loans - The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less estimated cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $906,000 and $259,000 at March 31, 2026 and December 31, 2025, respectively.

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

Quantitative Information about Level III Fair Value Measurements
March 31, 2026	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	$ 8,721	Appraised Collateral Values	Discount for time since appraisal	0-100%	22.94%
			Selling costs	0%-10%	9.38%
			Holding period	0 - 12 months	11.50 months

Other real estate owned	2,358	Appraised Collateral Values	Discount for time since appraisal	7.50%	7.50%

December 31, 2025	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral dependent loans	8,628	Appraised Collateral Values	Discount for time since appraisal	0-100%	32.18%
			Selling costs	8%-10%	9.43%
			Holding period	1 - 12 months	11.62 months

Other real estate owned	2,358	Appraised Collateral Values	Discount for time since appraisal	7.50%	7.50%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

	Carrying
March 31, 2026	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,802	$-	$-	$3,802
Net loans	2,275,328	2,256,059	-	-	2,256,059

Financial liabilities:
Deposits	2,441,185	2,438,959	1,870,741	-	568,218
Borrowed funds	198,738	193,638	-	-	193,638

Index
	Carrying
December 31, 2025	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,802	$-	$-	$3,802
Net loans	2,327,816	2,295,926	-	-	2,295,926

Financial liabilities:
Deposits	2,376,979	2,375,552	1,877,545	-	498,007
Borrowed funds	309,448	304,486	-	-	304,486

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

The measure of segment assets is reported on the balance sheet as total consolidated assets. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements (in thousands):

	Community Banking Three months ended
	March 31,
	2026	2025
Total Interest and Dividend Income	$40,277	$39,014
Total non-interest income	3,690	3,427
Total Consolidated Revenues	43,967	42,441
Less:
Interest Expense	14,164	16,012
Segment net interest income and non-interest income	29,803	26,429
Less:
Provision for credit losses	500	625
Salaries and employee benefits	10,276	10,289
Occupancy	1,412	1,356
Other segment expenses	4,913	4,733
Income Taxes	2,326	1,805
Segment net income/consolidated net income	$10,376	$7,621

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
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505), Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, which requires paid-in-kind (PIK) dividends to be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. The measurement will be used for both recording the dividend in the financial statements and calculating earnings per share. The new guidance does not change when PIK dividends are recorded or when they impact earnings per share. It is effective for all entities for annual reporting periods beginning after December 15, 2026 (and interim periods within those annual periods), with early adoption permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

•
A budget impasse in the Commonwealth of Pennsylvania or a Federal Government shutdown could impact our asset values, liquidity and profitability as a result of either delayed or reduced funding to school districts and municipalities who are customers of the Bank, as well as individuals who receive state and federal benefits.

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

Index
Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2025 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.” Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the Company’s consolidated financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I and the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results you may expect for the full year.

The Company engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Lycoming, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York, and the Cities of Wilmington and Dover, Delaware. We also have limited branch offices in Union county, Pennsylvania and Georgetown Delaware, which primarily serve agricultural and commercial customers in those markets. With the HVBC acquisition in 2023, we expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branches, four mortgage centers and one business banking facility. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 47 banking facilities, 37 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square, Warrington, Williamsport, Plumsteadville, Philadelphia, two branches near the city of Lebanon and two branches in Huntington Valley. The Company has limited branch offices located in Winfield, Pennsylvania and Georgetown, Delaware. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. The mortgage centers acquired as part of the acquisition are located in Huntington Valley, PA, Philadelphia, PA and Mount Laurel, NJ. The business banking facility is located in Philadelphia, PA. During the first quarter of 2026, the Williamsport branch moved to a new location and we have received regulatory approval to move the business banking facility located in Philadelphia to a new location.

Risk Management

Risk identification and management are essential elements for the successful management of the Company.  In the normal course of business, the Company is subject to various types of risk, including interest rate risk, credit risk, liquidity risk and regulatory and compliance risk.

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

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities. In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of March 31, 2026 and December 31, 2025, the Trust Department had $191.6 million and $194.8 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc. The assets associated with these products are not included in the Consolidated Balance Sheets since such assets are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $317.9 million at December 31, 2025 to $319.5 million at March 31, 2026 with the increase due to an increase in market values. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central, south central and south eastern Pennsylvania and Delaware markets.

Index
Results of Operations

Overview of the Income Statement

The Company had net income of $10,376,000 for the first three months of 2026 compared to $7,621,000 for last year’s comparable period, an increase of $2,755,000, or 36.2%, primarily due to an increase in net interest income after the provision for credit losses of $3,236,000. Basic earnings per share for the first three months of 2026 was $2.16, compared to $1.59 for last year’s comparable period, representing a 35.9% increase. Annualized return on assets and return on equity for the three months of 2026 were 1.34% and 12.03%, respectively, compared with 1.00% and 10.00% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first three months of 2026 was $26,113,000, an increase of $3,111,000, or 13.5%, compared to the same period in 2025.  For the first three months of 2026 the provision for credit losses was $500,000. The provision for the first three months of 2025 was $625,000. Consequently, net interest income after the provision for credit losses was $25,613,000 in the first three months of 2026 compared to $22,377,000 during the first three months of 2025.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2026 and 2025 on a tax equivalent basis (dollars in thousands):

Index
	Analysis of Average Balances and Interest Rates
	Three Months Ended
	March 31, 2026			March 31, 2025
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	21,668	74	1.39	23,985	114	1.93
Total short-term investments	21,668	74	1.39	23,985	114	1.93
Interest bearing time deposits at banks	3,820	29	3.08	3,820	29	3.08
Investment securities:
Taxable	358,323	2,933	3.27	382,640	2,768	2.89
Tax-exempt (3)	125,051	1,112	3.56	103,015	693	2.69
Total investment securities	483,374	4,045	3.35	485,655	3,461	2.85
Loans (2)(3)(4):
Residential mortgage loans	338,473	4,941	5.92	352,194	5,099	5.87
Construction loans	89,831	1,526	6.89	163,440	2,922	7.25
Commercial loans	1,414,754	21,505	6.16	1,274,453	19,779	6.29
Agricultural loans	376,065	6,260	6.75	356,868	4,726	5.37
Loans to state & political subdivisions	60,220	672	4.53	53,731	517	3.90
Other loans	97,777	1,595	6.62	145,450	2,615	7.29
Loans, net of discount (2)(3)(4)	2,377,120	36,499	6.23	2,346,136	35,658	6.16
Total interest-earning assets	2,885,982	40,647	5.71	2,859,596	39,262	5.57
Cash and due from banks	9,240			9,620
Bank premises and equipment	20,932			21,545
Other assets	194,190			175,273
Total non-interest earning assets	224,362			206,438
Total assets	3,110,344			3,066,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Business Interest Checking	25,443	57	0.91	17,640	40	0.94
NOW accounts	710,694	3,322	1.90	739,808	4,054	2.22
Savings accounts	288,772	338	0.47	292,981	348	0.48
Money market accounts	461,474	2,915	2.56	417,907	3,025	2.94
Certificates of deposit	540,278	4,673	3.51	507,944	4,827	3.85
Total interest-bearing deposits	2,026,661	11,305	2.26	1,976,280	12,294	2.52
Other borrowed funds	304,144	2,859	3.81	346,416	3,718	4.35
Total interest-bearing liabilities	2,330,805	14,164	2.46	2,322,696	16,012	2.80
Demand deposits	381,074			371,893
Other liabilities	42,241			43,493
Total non-interest-bearing liabilities	423,315			415,386
Stockholders’ equity	356,224			327,952
Total liabilities & stockholders’ equity	3,110,344			3,066,034
Net interest income		26,483			23,250
Net interest spread (5)			3.25%			2.77%
Net interest income as a percentage of average interest-earning assets			3.72%			3.30%
Ratio of interest-earning assets to interest-bearing liabilities			124%			123%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-GAAP) for proper comparison using a federal statutory income tax rate of 21% for the three months ended March 31, 2026 and 2025.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2026 and 2025 (in thousands):

	For the Three Months
	Ended March 31,
	2026	2025
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$3,915	$3,458
Tax equivalent adjustment	233	146
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$4,148	$3,604

Interest and fees on loans (non-tax adjusted)	$36,362	$35,556
Tax equivalent adjustment	137	102
Interest and fees on loans (tax equivalent basis)	$36,499	$35,658

Total interest income	$40,277	$39,014
Total interest expense	14,164	16,012
Net interest income	26,113	23,002
Total tax equivalent adjustment	370	248
Net interest income (tax equivalent basis)	$26,483	$23,250

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2026 vs 2025 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(10)	$(30)	$(40)
Interest bearing time deposits at banks	-	-	-
Investment securities:
Taxable	(158)	323	165
Tax-exempt	167	252	419
Total investments	9	575	584
Loans:
Residential mortgage loans	(202)	44	(158)
Construction	(1,257)	(139)	(1,396)
Commercial Loans	2,122	(396)	1,726
Agricultural Loans	265	1,269	1,534
Loans to state & political subdivisions	66	89	155
Other loans	(795)	(225)	(1,020)
Total loans, net of discount	199	642	841
Total Interest Income	198	1,187	1,385
Interest Expense:
Interest-bearing deposits:
Business Interest Checking	18	(1)	17
NOW accounts	(159)	(573)	(732)
Savings accounts	(6)	(4)	(10)
Money Market accounts	494	(604)	(110)
Certificates of deposit	371	(525)	(154)
Total interest-bearing deposits	718	(1,707)	(989)
Other borrowed funds	(428)	(431)	(859)
Total interest expense	290	(2,138)	(1,848)
Net interest income	$(92)	$3,325	$3,233

(1)
The portion of the total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $23,250,000 for the three month period ended March 31, 2025 to $26,483,000 for the three month period ended March 31, 2026, an increase of $3,233,000. This increase was primarily due to rate. Asset yields increased 14 basis points (bps), increasing interest income $1,187,000, while the cost of interest bearing liabilities decreased from 2.80% to 2.46%, resulting in a decrease in interest expense of $2,138,000. The tax equivalent net interest margin increased from 3.30% for the first three months of 2025 to 3.72% for the comparable period in 2026.

Total tax equivalent interest income for the 2026 three month period increased $1,385,000 as compared to the 2025 three month period. This increase was a result of an increase of $1,187,000 due to an increase in the yield on interest earning assets from 5.57% to 5.71%. Average interest earning assets increased $26,386,000 resulting in an increase in interest income due to volume of $198,000.

Index
Tax equivalent investment income for the three months ended March 31, 2026 increased $584,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 50 basis points to 3.35%.

•
The average balance of taxable securities decreased $24,317,000, which resulted in a decrease in investment income of $158,000. The yield on taxable securities increased 38 basis points from 2.89% to 3.27% as a result of lower yielding securities maturing and purchases made in a higher market interest rate environment. This resulted in an increase in investment income of $323,000.

•
The average balance of tax-exempt securities increased $22,036,000, which resulted in an increase in investment income of $167,000. The yield on taxable securities increased 87 basis points from 2.69% to 3.56%. This resulted in an increase in investment income of $252,000. For a discussion of the Company’s current investment strategy, see  “Financial Condition – Investments”.

Total loan interest income increased $841,000 for the three months ended March 31, 2026 compared to the same period last year.

•
Interest income on residential mortgage loans decreased $158,000. The change due to rate was an increase of $44,000 as the average yield on residential mortgages increased from 5.87% to 5.92%. The average balance of residential mortgage loans decreased $13,721,000. This resulted in a decrease of $202,000 on total interest income due to volume.

•
The average balance of construction loans decreased $73,609,000 as a result of projects in our Delaware market and the southeast Pennsylvania market being completed and the related construction loans either transferring to other portfolios or being paid off. This resulted in a decrease of $1,257,000 on total interest income due to volume. The change due to rate was a decrease of $139,000 as the average yield on construction loans decreased from 7.25% to 6.89% as a result of a decrease in market interest rates in 2025 and the first quarter of 2026.

•
The average balance of commercial loans increased $140,301,000 from a year ago. The growth was primarily attributable to completed construction projects converting to permanent financing and growth in our Delaware and south central Pennsylvania markets. This had a positive impact of $2,122,000 on total interest income due to volume. The yield decreased 0.13% to 6.16%, which decreased loan interest income $396,000.

•
Interest income on agricultural loans increased $1,534,000 from 2025 to 2026. The yield increased 138 bps to 6.75% as a result of lower yielding loans maturing and repricing at higher rates and the pay-off of a loan relationship that was previously on non-accrual status, which increased loan interest income $1,269,000. The average balance of agricultural loans increased $19,197,000 from a year ago, resulting in an increase in interest income of $265,000.

•
The average balance of other loans decreased $47,673,000 as a result of a decrease in outstanding student loans. This resulted in a decrease of $795,000 on total interest income due to volume. The average yield of other loans decreased 67 basis points to 6.62% as a result of a decrease in market interest rates in 2025 and the first quarter of 2026 resulting in a decrease in income of $225,000.

Total interest expense decreased $1,848,000 for the three months ended March 31, 2026 compared with the comparative period last year as a result of a decrease in rate on interest-bearing liabilities. Interest expense increased $290,000 due to volume as a result of an increase in interest bearing liabilities of $8,109,000. The average rate paid on interest-bearing liabilities decreased from 2.80% to 2.46%. The decrease was driven by the Federal Reserve interest rate cuts in the second half of 2025, which caused interest expense to decrease $2,138,000.

Index
•
The average balance of interest bearing deposits increased $50,381,000 from March 31, 2025 to March 31, 2026. The increase was due to organic growth across all regions of the Company’s market areas as well as an increase in brokered deposits of $17,402,000. The effect of these volume changes was an increase in interest expense of $718,000. The average rate paid on interest bearing deposits was 2.26% for the first three months of 2026 and 2.52% for the comparable period in 2025. This resulted in a decrease in interest expense of $1,707,000. The decrease was due to the Federal Reserve decreasing interest rates during the second half of 2025.

•
The average balance of other borrowed funds decreased $42,272,000. This resulted in a decrease in interest expense of $428,000. There was a decrease in the average rate paid on other borrowed funds from 4.35% to 3.81% due to the interest rate decreases by the Federal Reserve in the second half of 2025 that decreased borrowings costs resulting in a decrease in interest expense of $431,000.

Provision for Credit Losses

For the three month period ended March 31, 2026, we recorded a provision for credit losses of $500,000, which represents a decrease of $125,000 from the $625,000 provision recorded in the corresponding three months of last year. The decrease in the provision is due to the updated loss driver analysis completed in the first quarter of 2026 and the Iran war that started in the first quarter of 2026. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three months ended March 31,		Change
	2026	2025	Amount	%
Service charges	$1,324	$1,291	$33	2.6
Trust	235	224	11	4.9
Brokerage and insurance	569	683	(114)	(16.7)
Gains on loans sold	265	272	(7)	(2.6)
Equity security gains, net	19	(11)	30	(272.7)
Earnings on bank owned life insurance	570	346	224	64.7
Other	708	622	86	13.8
Total	$3,690	$3,427	$263	7.7

Non-interest income for the three months ended March 31, 2026 totaled $3,690,000, an increase of $263,000 when compared to the same period in 2025. During the first three  months of 2026, net equity security gains amounted to $19,000 as a result of market gains associated with general banking stock gains compared with an $11,000 loss in the comparable 2025 period associated with market conditions for that period. There were no sales of available for sale securities during the first three months of 2026 or 2025.

The increase in earnings on bank owned life insurance is due to purchasing $22.0 million of additional insurance in January of 2026. The decrease in brokerage and insurance commissions was due to the resignation of a broker in the third quarter of 2025.

Index
Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three months ended March 31,		Change
	2026	2025	Amount	%
Salaries and employee benefits	$10,276	$10,289	$(13)	(0.1)
Occupancy	1,412	1,356	56	4.1
Furniture and equipment	287	265	22	8.3
Professional fees	540	517	23	4.4
FDIC insurance	395	450	(55)	(12.2)
Pennsylvania shares tax	377	319	58	18.2
Amortization of intangibles	106	127	(21)	(16.5)
Software expenses	455	432	23	5.3
Other real estate owned expenses	196	119	77	64.7
Other	2,557	2,504	53	2.1
Total	$16,601	$16,378	$223	1.4

Non-interest expenses increased $223,000 for the three months ended March 31, 2026 compared to the same period in 2025. Salaries and employee benefits decreased $13,000 or 0.1%. Full time equivalent employees (FTE) increased 6.7 or 1.8% when comparing 2026 to 2025. This increase in headcount in addition to merit increases resulted in payroll and payroll taxes increasing by $120,000. Due to actuarial assumptions, post retirement benefits decreased $50,000. As a result of the decrease in brokerage and insurance commissions due to the resignation of a broker in the third quarter of 2025, commission expense decreased $96,000.

Provision for Income Taxes

The provision for income taxes was $2,326,000 for the three month period ended March 31, 2026 compared to $1,805,000 for the same period in 2025. The increase is primarily attributable to the increase in income before the provision for income taxes of $3,276,000 for the comparable periods due to an increase in net interest income after the provision for credit losses. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 18.3% and 19.2% for the first three months of 2026 and 2025, respectively, compared to the federal statutory rate of 21%.

We are invested in seven limited partnerships that have established low-income housing projects in our market areas, with our most recent investments made in the second half of 2022. We are currently recognizing credits on three projects. The remaining four partnership credits are fully utilized as of December 31, 2024. We anticipate recognizing an aggregate of $6.6 million of tax credits over the next 11 years.

Financial Condition

Total assets were $3.03 billion at March 31, 2026, a decrease of $38.1 million from $3.06 billion at December 31, 2025, due primarily to a decrease in outstanding student loans. Cash and cash equivalents decreased $1.2 million to $33.1 million. Available for sale securities increased $3.5 million. Total loans decreased $52.5 million, while loans held for sale decreased $3.5 million. Total deposits increased $64.2 million to $2.44 billion since year-end 2025, while borrowed funds decreased $110.7 million to $198.7 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $33.1 million at March 31, 2026 compared to $34.3 million at December 31, 2025. The decrease is due to a decrease in the cash held at the Federal Reserve.  Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Index
Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$49,549	11.0	$49,755	11.1
U. S. Treasury notes	75,636	16.8	82,654	18.5
Obligations of state & political subdivisions	124,284	27.6	115,886	26.0
Corporate obligations	9,040	2.0	11,297	2.5
Mortgage-backed securities in government sponsored entities	189,777	42.2	185,149	41.5
Equity securities	1,834	0.4	1,815	0.4
Total	$450,120	100.0	$446,556	100.0

	March 31, 2026/
	December 31, 2025
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(206)	(0.4)
U. S. Treasury notes	(7,018)	(8.5)
Obligations of state & political subdivisions	8,398	7.2
Corporate obligations	(2,257)	(20.0)
Mortgage-backed securities in government sponsored entities	4,628	2.5
Equity securities	19	1.0
Total	$3,564	0.8

Our investment portfolio increased by $3.6 million, or 0.8%, from December 31, 2025 to March 31, 2026. During 2026, we purchased $13.9 million of mortgage-backed securities in U.S government sponsored entities and $12.3 million of state and political subdivision bonds. We experienced $8.3 million of principal repayments and $11.5 million of calls and maturities. As a result of increases in market interest rates, the unrealized loss on available for sale investment portfolio increased $2.8 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2026 yielded 3.35%, compared to 2.85% in the comparable period in 2025, on a tax equivalent basis.

The investment strategy for 2026 has been to utilize cashflows from the investment portfolio to repurchase investments primarily in mortgage backed and municipal securities. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans Held for Sale

Loans held for sale decreased $3.5 million to $5.9 million as of March 31, 2026 from December 31, 2025 due to the first quarter typically being the slowest quarter for residential home sales. For loans sold on the secondary market, the Company recognizes fee income for servicing certain sold loans, which is included in non-interest income.

Index
Loans

The following table shows the composition of the loan portfolio as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
Real estate:
Residential	$336,066	14.6	$340,972	14.5
Commercial	1,249,900	54.4	$1,218,514	51.8
Agricultural	344,938	15.0	$347,448	14.8
Construction	83,217	3.6	$93,965	4.0
Consumer	19,592	0.9	88,210	3.8
Other commercial loans	170,628	7.4	179,166	7.6
Other agricultural loans	30,004	1.3	30,247	1.3
State & political subdivision loans	63,877	2.8	52,100	2.2
Total loans	2,298,222	100.0	2,350,622	100.0
Less allowance for credit losses	22,894		22,806
Net loans	$2,275,328		$2,327,816

	March 31, 2026/ December 31, 2025 Change
	Amount	%
Real estate:
Residential	$(4,906)	(1.4)
Commercial	31,386	2.6
Agricultural	(2,510)	(0.7)
Construction	(10,748)	(11.4)
Consumer	(68,618)	(77.8)
Other commercial loans	(8,538)	(4.8)
Other agricultural loans	(243)	(0.8)
State & political subdivision loans	11,777	22.6
Total loans	$(52,400)	(2.2)

Lending efforts have historically been focused in north central Pennsylvania, the south central Pennsylvania counties of Lebanon, Schuylkill, Berks and Lancaster, the central Pennsylvania counties of Lycoming, Clinton and Centre, and southern New York. In Delaware, our activity is centered around the cities of Wilmington and Dover, Delaware. We have a limited service branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania and a loan production office in Georgetown, Delaware to also support our agricultural initiative. In June 2023, we completed the HVBC acquisition, which expanded our markets into south east Pennsylvania, including the counties of Montgomery, Bucks and Philadelphia. It also includes a Mortgage production office in Mount Laurel, New Jersey. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

Loan activity remained steady in the first months of 2026 with growth experienced across most markets even after a large pay-offs in our Delaware market. The decrease in consumer loans was driven by the seasonality of that portfolio with the expected pay-offs in the first or second quarter of a year.

Index
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of March 31, 2026, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 294.7% of consolidated risk based capital. Construction, land and land development loans represented 27.2% of consolidated risk based capital as of March 31, 2026. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios. The Company continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans. As of March 31, 2026, management believes that it has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by owner occupied status and by non-owner occupied status as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate:	Amount	%	Amount	%	Amount	%
Multifamily Rental	$-	0.00%	$201,340	16.11%	$201,340	16.11%
Residential Rental and Speculation	7,305	0.58%	181,768	14.54%	189,073	15.13%
Retail	40,803	3.26%	124,513	9.96%	165,316	13.23%
Mixed Use	14,027	1.12%	87,121	6.97%	101,148	8.09%
Hotel/Motel	-	0.00%	97,107	7.77%	97,107	7.77%
Office	13,903	1.11%	83,044	6.64%	96,947	7.76%
Industrial/Flex/Warehouse	27,804	2.22%	57,370	4.59%	85,174	6.81%
Specialty	50,845	4.07%	24,597	1.97%	75,442	6.04%
Land	2,556	0.20%	55,937	4.48%	58,493	4.68%
Student Housing	-	0.00%	52,002	4.16%	52,002	4.16%
Amusement/Entertainment	30,390	2.43%	833	0.07%	31,223	2.50%
Self Storage	275	0.02%	23,937	1.92%	24,212	1.94%
Schools/Higher Ed/Vocational	6,872	0.55%	13,085	1.05%	19,957	1.60%
Food and beverage	16,641	1.33%	1,206	0.10%	17,847	1.43%
Medical office	9,013	0.72%	7,435	0.59%	16,448	1.32%
Healthcare/Hospitals	6,645	0.53%	-	0.00%	6,645	0.53%
Senior Living	-	0.00%	6,434	0.51%	6,434	0.51%
Other	2,479	0.20%	2,613	0.21%	5,092	0.41%
Total	$229,558	18.37%	$1,020,342	81.63%	$1,249,900	100.00%

Index
	December 31, 2025
	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate:	Amount	%	Amount	%	Amount	%
Residential Rental and Speculation	$7,636	0.63%	$185,033	15.19%	$192,669	15.81%
Multifamily Rental	-	0.00%	185,860	15.25%	185,860	15.25%
Retail	41,287	3.39%	123,523	10.14%	164,810	13.53%
Mixed Use	14,699	1.21%	87,757	7.20%	102,456	8.41%
Hotel/Motel	-	0.00%	98,063	8.05%	98,063	8.05%
Office	14,224	1.17%	67,660	5.55%	81,884	6.72%
Industrial/Flex/Warehouse	21,865	1.79%	57,323	4.70%	79,188	6.50%
Specialty	51,019	4.19%	24,785	2.03%	75,804	6.22%
Land	2,425	0.20%	55,709	4.57%	58,134	4.77%
Student Housing	-	0.00%	52,797	4.33%	52,797	4.33%
Amusement/Entertainment	30,632	2.51%	837	0.07%	31,469	2.58%
Self Storage	479	0.04%	24,166	1.98%	24,645	2.02%
Schools/Higher Ed/Vocational	6,918	0.57%	13,187	1.08%	20,105	1.65%
Food and beverage	14,999	1.23%	1,221	0.10%	16,220	1.33%
Medical office	8,636	0.71%	7,521	0.62%	16,157	1.33%
Healthcare/Hospitals	6,748	0.55%	-	0.00%	6,748	0.55%
Senior Living	-	0.00%	6,529	0.54%	6,529	0.54%
Other	2,351	0.19%	2,625	0.22%	4,976	0.41%
Total	$223,918	18.38%	$994,596	81.62%	$1,218,514	100.00%

The following table provides a breakdown of our construction loan portfolio by collateral type as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
Construction	Amount	%	Amount	%
Residential	$35,503	42.66%	$32,732	34.83%
Industrial/Flex/Warehouse	16,996	20.42%	19,586	20.84%
Agricultural and land	14,061	16.90%	10,432	11.10%
Multifamily	7,219	8.67%	24,844	26.44%
Office	4,644	5.58%	3,148	3.35%
Food and beverage	1,501	1.80%	1,519	1.62%
Senior Living	1,121	1.35%	-	0.00%
Mixed Use	754	0.91%	558	0.59%
Specialty	652	0.78%	398	0.42%
Self Storage	470	0.56%	476	0.51%
Retail	158	0.19%	150	0.16%
Other	138	0.17%	122	0.13%
Total	$83,217	100.00%	$93,965	100.00%

The Company obtains an independent appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio (“LTV”). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at March 31, 2026 and December 31, 2025(dollars in thousands):

	March 31, 2026				December 31, 2025
LTV Range	Number of Loans	Amount	%	LTV Range	Number of Loans	Amount	%
0%-25%	936	$167,157	13.37%	0%-25%	832	$177,207	14.54%
25.01%-50%	577	431,005	34.48%	25.01%-50%	550	387,019	31.76%
50.01%-60%	280	224,023	17.92%	50.01%-60%	289	226,199	18.56%
60.01%-70%	338	270,544	21.65%	60.01%-70%	340	273,932	22.48%
70.01%-75%	128	122,297	9.78%	70.01%-75%	132	117,272	9.62%
75.01%-80%	44	28,210	2.26%	75.01%-80%	44	30,080	2.47%
>80%	5	6,664	0.53%	>80%	5	6,805	0.56%
Total	2,308	$1,249,900	100.00%	Total	2,192	$1,218,514	100.00%

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

Allowance for Credit Losses - Loans

The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $22,894,000 or 1.00% of total loans as of March 31, 2026 as compared to $22,806,000 or 0.97% of loans as of December 31, 2025. The $88,000 increase is a result of a $144,000 provision for credit losses – loans less net charge-offs of $56,000. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of March 31 30, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31 2025
	Amount	%	Amount	%
Real estate loans:
Residential	$2,741	14.6	$3,112	14.5
Commercial	10,605	54.4	10,017	51.8
Agricultural	4,513	15.0	4,841	14.8
Construction	802	3.6	916	4.0
Consumer	1,036	0.9	1,201	3.8
Other commercial loans	2,815	7.4	2,534	7.6
Other agricultural loans	223	1.3	115	1.3
State & political subdivision loans	154	2.8	55	2.2
Unallocated	5	N/A	15	N/A
Total allowance for credit losses	$22,894	100.0	$22,806	100.0

Index
The following table provides information related to credit loss experience and loan quality for the three months ended March 31, 2026 and the year ended December 31, 2025 (dollars in thousands).

March 31, 2026	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$(383)	$12	$338,473	0.00%	0.82%	1.16%	70.28%
Commercial	588	-	1,235,607	0.00%	0.85%	1.75%	48.45%
Agricultural	(328)	-	345,231	0.00%	1.31%	0.62%	211.18%
Construction	(114)	-	89,831	0.00%	0.96%	0.60%	159.44%
Consumer	(159)	(6)	97,777	-0.01%	5.29%	4.70%	112.61%
Other commercial loans	343	(62)	179,147	-0.03%	1.65%	4.58%	35.99%
Other agricultural loans	108	-	30,834	0.00%	0.74%	1.67%	44.42%
State & political subdivision loans	99	-	60,220	0.00%	0.24%	0.00%	NA
Unallocated	(10)	-	-	NA	NA	NA	NA
Total	$144	$(56)	$2,377,120	0.00%	1.00%	1.64%	60.78%

December 31, 2025
Real estate:
Residential	$1,172	$-	$346,313	0.00%	0.91%	1.01%	90.39%
Commercial	883	(40)	1,153,166	0.00%	0.82%	0.94%	87.13%
Agricultural	1,312	-	334,201	0.00%	1.39%	0.62%	225.69%
Construction	(486)	-	135,920	0.00%	0.97%	0.55%	177.52%
Consumer	149	(286)	96,097	-0.30%	1.36%	0.87%	155.97%
Other commercial loans	(777)	(455)	167,670	-0.27%	1.41%	4.37%	32.37%
Other agricultural loans	(18)	-	28,679	0.00%	0.38%	1.33%	28.54%
State & political subdivision loans	(6)	-	52,730	0.00%	0.11%	0.00%	NA
Unallocated	(341)	-	-	NA	NA	NA	NA
Total	$1,888	$(781)	$2,314,776	-0.03%	0.97%	1.13%	85.73%

The credit loss expense for the first three months of 2026 was driven by the economic forecast and the annual update of the loss driver analysis, as well as the Iran war. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2025.

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of March 31, 2026. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, credit loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Credit Losses - Loans” to the consolidated financial statements.

The following table is a summary of our non-performing assets as of March 31, 2026 and December 31, 2025.

(dollars in thousands)	March 31, 2026	December 31, 2025
Non-performing loans:
Non-accruing loans	$37,670	$26,602
Accrual loans - 90 days or more past due	75	229
Total non-performing loans	37,745	26,831
Foreclosed assets held for sale	2,358	2,358
Total non-performing assets	$40,103	$29,189

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2025 to March 31, 2026 in non-performing loans (in thousands).  Non-performing loans include  accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	March 31, 2026				December 31, 2025
		Non-Performing Loans				Non-Performing Loans
(in thousands)	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$1,891	$-	$3,900	$3,900	$3,168	$151	$3,443	$3,594
Commercial	3,018	60	21,887	21,947	4,394	-	11,497	11,497
Agricultural	608	-	2,137	2,137	1,178	55	2,145	2,200
Construction	670	-	503	503	-	-	516	516
Consumer	495	15	920	935	309	15	770	785
Other commercial loans	116	-	7,821	7,821	203	8	7,828	7,836
Other agricultural loans	259	-	502	502	17	-	403	403
Total nonperforming loans	$7,057	$75	$37,670	$37,745	$9,269	$229	$26,602	$26,831

Index
	Change in Non-Performing Loans March 31, 2026 /December 31, 2025
(in thousands)	Amount	%
Real estate:
Residential	$306	8.5
Commercial	10,450	90.9
Agricultural	(63)	(2.9)
Construction	(13)	(2.5)
Consumer	150	19.1
Other commercial loans	(15)	(0.2)
Other agricultural loans	99	24.6
Total nonperforming loans	$10,914	40.7

Nonperforming loans increased $10.9 million during the first three months of 2026. During the first three months of 2026, four commercial real estate relationships with a cumulative balance as of March 31, 2026 of $11.7 million were placed on non-accrual status, which accounts for the majority of the increase in non-performing loans. All non-performing commercial, agricultural and construction loans are reviewed on an individual basis to determine the need for a specific reserve at quarter end. In addition, non-performing residential loans with a balance in excess of $150,000 are individually evaluated. The specific reserves for these non-performing loans as of March 31, 2026 and December 31, 2025 was $940,000 and $1,039,000, respectively. In addition, the Bank policy is to reserve 100% of all non-performing student loans. The reserve for these loans was $920,000 and $770,000 as of March 31, 2026 and December 31, 2025, respectively.

Management believes that the allowance for credit losses - loans March 31, 2026 was adequate at that date, which was based on the following factors:
•	Specific reserves for non-performing loans total $1,860,000.
•	The Company has a history of low charge-offs, which were 0.01% of average loans on an annualized basis for 2026 and 0.03% for 2025.

Bank Owned Life Insurance

The Company owns bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of March 31, 2026, and December 31, 2025, the cash surrender value of the life insurance was $74.1 million and $51.5 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $570,000 and $346,000 for the three month periods ended March 31, 2026 and 2025, respectively. During the first quarter of 2026, the Bank purchased $22.0 million of additional bank owned life insurance policies. During the first three months of 2025, the Company received proceeds of $108,000 upon the passing of a former director of the First National Bank of Fredericksburg. There were no proceeds received in 2026. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies and acquired as part of the HVBC acquisition are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of an acquisition in 2015 provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of March 31, 2026 and December 31, 2025, included in other liabilities on the Consolidated Balance Sheet was a liability of $533,000 and $529,000, respectively, for the obligation under the split-dollar benefit agreements.

Index
Premises and Equipment

Premises and equipment decreased $283,000 to $20,715,000 as of March 31, 2026 from December 31, 2025 as a result of depreciation.

Other assets

Other assets decreased $7.8 million to $45.3 million as of March 31, 2026 from December 31, 2025. The primary drivers of the decrease was a reduction in FHLB stock held due to the decrease in outstanding borrowings and a reduction in the right of use asset for leases.

Deposits

The following table shows the composition of deposits as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
Non-interest-bearing deposits	$509,638	20.9	$516,657	21.7
Interest bearing demand deposits	28,416	1.2	25,576	1.1
NOW accounts	595,223	24.4	593,825	25.0
Savings deposits	287,743	11.8	286,554	12.1
Money market deposit accounts	449,721	18.4	480,509	20.2
Certificates of deposit	570,444	23.3	473,858	19.9
Total	$2,441,185	100.0	$2,376,979	100.0

	March 31, 2026/ December 31, 2025 Change
	Amount	%
Non-interest-bearing deposits	$(7,019)	(1.4)
Interest bearing demand deposits	2,840	11.1
NOW accounts	1,398	0.2
Savings deposits	1,189	0.4
Money market deposit accounts	(30,788)	(6.4)
Certificates of deposit	96,586	20.4
Total	$64,206	2.7

Deposits increased $64.2 million since December 31, 2025. The increase in deposits was driven by an increase in brokered deposits since year end of $52.8 million that were utilized to offset seasonal municipal deposit outflows and pay-down outstanding borrowings. We continue to see customer funds being transferred to higher-yielding investment alternatives. Brokered deposits totaled $112.8 million and $60.01 million as of March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the Bank estimates that balances held by customers in excess of the FDIC insurance limit ($250,000 per insured account) totaled $1.17 billion, or 47.9% of the Bank’s total deposits. Included in this balance are balances held through Intrafi, which provides customers with additional FDIC insurance, as well as deposits collateralized by securities  or letters of credit (almost exclusively municipal deposits). The total of these items was $593.7 million, or 24.3% of the Bank’s total deposits, as of March 31, 2026.

Borrowed Funds

Borrowed funds were $198.7 million and $309.4 million as of March 31, 2026 and December 31, 2025, respectively. The decrease in borrowed funds was due to the increase in deposit levels through March 31, 2025 due to the increase in brokered deposits and the decrease in outstanding consumer loans.

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

Total stockholders’ equity was $343,578,000 at March 31, 2026 compared to $338,051,000 at December 31, 2025, an increase of $5,527,000, or 1.6%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $7,832,000, or 2.2%. The accumulated comprehensive loss increased $2,305,000, which was primarily the result of the decrease in fair value of the Company’s available for sale investment portfolio caused by the increase in longer term market interest rates in the first quarter of 2026. For the first three months of 2026, the Company had net income of $10,376,000 and declared cash dividends of $2,402,000, or $0.50 per share, representing a cash dividend payout ratio of 23.2%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments due to changes in market interest rates. As a result of the increase in longer term market interest rates, accumulated other comprehensive loss increased approximately $2,305,000 from December 31, 2025.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. There is a two quarter grace period for a qualifying community bank to return to 9% as long as the CBLR is at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At March 31, 2026 and December 31, 2025, the Bank leverage ratio under the CBLR framework was 9.33% and 9.54%, respectively, which meet the 9.0% requirement to be considered “well-capitalized”  under the CBLR.

Index
Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Commitments to extend credit	$618,328	$503,969
Standby letters of credit	11,301	11,612
	$629,629	$515,581

Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$1,519	$1,163

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one-time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2026 and December 31, 2025 was $12,212,000 and $12,207,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2026 were $125,000 compared to $585,000 during the same time period in 2025.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $1.14 billion, of which $334.4 million was outstanding, at March 31, 2026. The Bank also has two federal funds lines with third party providers for $34.0 million as of March 31, 2026, which are unsecured and were undrawn upon as of March 31, 2026. The Company also has a borrower in custody line with the Federal Reserve Bank of approximately $11.6 million, which also was not drawn upon as of March 31, 2026. The Company has a $15.0 million line of credit with a New York community bank, which also was not drawn upon as of March 31, 2026. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Index
Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2026, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $16.1 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At March 31, 2026, the Company has equity securities that represent only 0.06% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2026 (dollars in thousands):

Index
Changes in Rates	Prospective One-Year Net Interest Income	Change In Prospective Net Interest Income	% Change In Prospective Net Interest Income
-300 Shock	109,805	6,501	6.29
-200 Shock	106,299	2,995	2.90
-100 Shock	104,504	1,200	1.16
Base	103,304	-	-
+100 Shock	101,980	(1,324)	(1.28)
+200 Shock	100,051	(3,253)	(3.15)
+300 Shock	98,316	(4,988)	(4.83)
+400 Shock	96,515	(6,789)	(6.57)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. At March 31, 2026, the risk factors of the Company have not changed materially from those reported in our 2025 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/26 to 1/31/26	-	-	-	140,138
2/1/26 to 2/28/26	-	-	-	140,138
3/1/26 to 3/31/26	2,283	$68.14	2,283	137,855
Total	2,283	$68.14	2,283	137,855

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

(2)
On February 18, 2026, the Company announced that the Board of Directors authorized the Company to repurchase up to an additional 200,000 shares at an aggregate purchase price not to exceed $15.0 million over a period of 36 months from April 22, 2026 and ending on April 22, 2029. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Additionally, during the quarter ended March 31, 2026, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the Amended and Restated First Citizens Community Bank Annual Incentive Plan. Additionally, during the quarter ended March 31, 2026, certain employees resigned from the Company and forfeited unvested restricted shares awarded to them through the Amended and Restated First Citizens Community Bank Annual Incentive Plan.

Index
Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc.
(Registrant)

May 7, 2026	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2026	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)