Form 10-Q
period 2026-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2026-08-06
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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

The number of outstanding shares of the Registrant’s Common Stock, as of July 29, 2026, was 4,809,855.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2026	2025
ASSETS:
Cash and due from banks:
Noninterest-bearing	$30,343	$23,933
Interest-bearing	9,086	10,358
Total cash and cash equivalents	39,429	34,291
Interest bearing time deposits with other banks	3,324	3,820
Equity securities	1,930	1,815
Available-for-sale securities	491,311	444,741
Loans held for sale	10,369	9,393

Loans (net of allowance for credit losses: 2026, $23,559 and 2025, $22,806)	2,371,469	2,327,816

Premises and equipment	20,660	20,998
Accrued interest receivable	10,922	10,698
Goodwill	85,758	85,758
Bank owned life insurance	74,465	51,501
Other intangibles	1,934	2,221
Derivative assets	6,755	6,927
Deferred tax asset	11,443	11,440
Other assets	62,347	53,145

TOTAL ASSETS	$3,192,116	$3,064,564

LIABILITIES:
Deposits:
Noninterest-bearing	$495,914	$516,657
Interest-bearing	1,898,623	1,860,322
Total deposits	2,394,537	2,376,979
Borrowed funds	394,024	309,448
Accrued interest payable	3,358	3,130
Derivative liabilities	3,948	4,100
Other liabilities	43,416	32,856
TOTAL LIABILITIES	2,839,283	2,726,513
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at June 30, 2026 and December 31, 2025; none issued in 2026 or 2025	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at June 30, 2026 and December 31, 2025, issued 5,262,935 at June 30, 2026 and 5,255,807 at December 31, 2025	5,263	5,256
Additional paid-in capital	148,341	147,965
Retained earnings	229,333	213,623
Accumulated other comprehensive loss	(13,362)	(12,377)
Treasury stock, at cost: 453,654 shares at June 30, 2026 and 448,727 shares at December 31, 2025	(16,742)	(16,416)
TOTAL STOCKHOLDERS’ EQUITY	352,833	338,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,192,116	$3,064,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$35,233	$35,227	$71,595	$70,783
Interest-bearing deposits with banks	89	132	192	275
Investment securities:
Taxable	2,823	2,397	5,334	4,736
Nontaxable	968	584	1,847	1,131
Dividends	392	409	814	838
TOTAL INTEREST AND DIVIDEND INCOME	39,505	38,749	79,782	77,763
INTEREST EXPENSE:
Deposits	11,160	11,449	22,465	23,743
Borrowed funds	2,651	3,652	5,510	7,370
TOTAL INTEREST EXPENSE	13,811	15,101	27,975	31,113
NET INTEREST INCOME	25,694	23,648	51,807	46,650
Provision for credit losses	500	750	1,000	1,375
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	25,194	22,898	50,807	45,275
NON-INTEREST INCOME:
Service charges	1,388	1,303	2,712	2,594
Trust	200	183	435	407
Brokerage and insurance	640	627	1,209	1,310
Gains on loans sold	621	739	886	1,011
Equity security gains, net	96	32	115	21
Earnings on bank owned life insurance	787	355	1,357	701
Other	282	426	990	1,048
TOTAL NON-INTEREST INCOME	4,014	3,665	7,704	7,092
NON-INTEREST EXPENSES:
Salaries and employee benefits	10,272	9,976	20,548	20,265
Occupancy	1,289	1,182	2,701	2,538
Furniture and equipment	336	318	623	583
Professional fees	528	525	1,068	1,042
FDIC insurance	370	495	765	945
Pennsylvania shares tax	340	305	717	624
Amortization of intangibles	105	127	211	254
Software expenses	429	453	884	885
Other real estate owned expenses	194	73	390	192
Other	3,004	2,693	5,561	5,247
TOTAL NON-INTEREST EXPENSES	16,867	16,147	33,468	32,575
Income before provision for income taxes	12,341	10,416	25,043	19,792
Provision for income taxes	2,154	1,953	4,480	3,708
NET INCOME	$10,187	$8,463	$20,563	$16,084

PER COMMON SHARE DATA:
Net Income - Basic	$2.12	$1.76	$4.29	$3.35
Net Income - Diluted	$2.12	$1.76	$4.28	$3.35

Number of shares used in computation - basic	4,797,940	4,797,716	4,798,104	4,797,642
Number of shares used in computation - diluted	4,802,193	4,800,384	4,801,951	4,800,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net income	$10,187	$8,463	$20,563	$16,084
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	1,744	(568)	(1,082)	4,371
Income tax effect	(367)	120	227	(918)
Change in unrealized loss on interest rate swaps	(72)	(429)	(164)	(1,213)
Income tax effect	15	90	34	255
Other comprehensive income (loss), net of tax	1,320	(787)	(985)	2,495
Comprehensive income	$11,507	$7,676	$19,578	$18,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance, March 31, 2026	5,256,083	$5,256	$147,986	$221,597	$(14,682)	$(16,579)	$343,578

Comprehensive income:
Net income				10,187			10,187
Net other comprehensive income					1,320		1,320
Issuance of Common stock	289	1	18				19
Issuance of Common Stock for restricted stock, executive and Board of Director Awards	6,563	6	192				198
Purchase of treasury stock (2,241 shares)						(147)	(147)
Restricted stock vesting			129				129
Forfeited restricted stock (266 Shares)			16			(16)	-
Cash dividends, $0.510 per share				(2,451)	-	-	(2,451)
Balance, June 30, 2026	5,262,935	$5,263	$148,341	$229,333	$(13,362)	$(16,742)	$352,833

Balance, December 31, 2025	5,255,807	$5,256	$147,965	$213,623	$(12,377)	$(16,416)	$338,051

Comprehensive income:
Net income				20,563			20,563
Net other comprehensive (loss)					(985)		(985)
Issuance of Common stock for ESPP	565	1	34				35
Issuance of Common Stock for restricted stock, executive and Board of Director Awards	6,563	6	192				198
Purchase of treasury stock (4,556 shares)						(305)	(305)
Restricted stock vesting			129				129
Forfeited restricted stock (372 shares)			21			(21)	-
Cash dividends, $1.010 per share				(4,853)			(4,853)
Balance, June 30, 2026	5,262,935	$5,263	$148,341	$229,333	$(13,362)	$(16,742)	$352,833

Balance, March 31, 2025	5,207,824	$5,208	$145,010	$194,709	$(20,239)	$(16,392)	$308,296

Comprehensive income:
Net income				8,463			8,463
Net other comprehensive (loss)					(787)		(787)
Stock dividend	47,073	47	2,797	(2,844)			-
Issuance of Common stock	293		17				17
Purchase of treasury stock (866 shares)						(52)	(52)
Restricted stock, executive and Board of Director awards (3,934 shares)			(187)			50	(137)
Restricted stock vesting			241				241
Cash dividends, $0.490 per share				(2,388)			(2,388)
Balance, June 30, 2025	5,255,190	$5,255	$147,878	$197,940	$(21,026)	$(16,394)	$313,653

Balance, December 31, 2024	5,207,577	$5,208	$144,984	$189,443	$(23,521)	$(16,380)	$299,734

Comprehensive income:
Net income				16,084			16,084
Net other comprehensive income					2,495		2,495
Stock dividend	47,073	47	2,797	(2,844)			-
Issuance of Common stock	540		32				32
Purchase of treasury stock (1,834 shares)						(109)	(109)
Restricted stock, executive and Board of Director awards (4,834 shares)			(185)			102	(83)
Restricted stock vesting			243				243
Forfeited restricted stock (119 shares)			7			(7)	-
Cash dividends, $0.980 per share				(4,743)			(4,743)
Balance, June 30, 2025	5,255,190	$5,255	$147,878	$197,940	$(21,026)	$(16,394)	$313,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,563	$16,084
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,000	1,375
Depreciation and amortization	914	921
Amortization and accretion of loans, other assets and borrowings	(1,661)	(1,691)
Amortization and accretion of investment securities	(43)	430
Deferred income taxes	258	623
Equity security gains, net	(115)	(21)
Earnings on bank owned life insurance	(1,357)	(701)
Vesting of restricted stock	129	243
Originations of loans held for sale	(66,528)	(73,045)
Proceeds from sales of loans held for sale	66,390	68,109
Realized gains on loans sold	(886)	(1,011)
Increase in accrued interest receivable	(224)	(296)
Increase (decrease) in accrued interest payable	228	(1,952)
Other, net	(739)	7,861
Net cash provided by operating activities	17,929	16,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments	41,157	33,486
Purchase of securities	(88,766)	(35,282)
Purchase of interest bearing time deposits with other banks	(100)	-
Proceeds from matured interest bearing time deposits with other banks	596	-
Proceeds from life insurance	393	272
Purchase of bank owned life insurance	(22,000)	-
Proceeds from redemption of regulatory stock	22,084	16,397
Purchase of regulatory stock	(22,958)	(17,146)
Net (increase) decrease in loans	(39,567)	73,137
Purchase of premises and equipment	(412)	(1,080)
Proceeds from sale of premises and equipment	-	12
Proceeds from sale of foreclosed assets held for sale	-	170
Net cash (used in) provided by investing activities	(109,573)	69,966
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	17,558	(89,366)
Repayments of long-term borrowings	(10,000)	(10,000)
Net increase in short-term borrowed funds	94,347	24,760
Purchase of treasury and restricted stock	(305)	(296)
Issuance of common stock for ESPP	35	32
Dividends paid	(4,853)	(4,743)
Net cash provided by (used in) financing activities	96,782	(79,613)
Net increase in cash and cash equivalents	5,138	7,282
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,291	42,202
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,429	$49,484

Supplemental Disclosures of Cash Flow Information:
Interest paid	$27,747	$33,065
Income taxes paid	$4,750	$2,500
Loans transferred to foreclosed property	$-	$40
Right of use asset and liability	$849	$377
Stock Dividend	$-	$2,844
Investments in Low Income Housing Projects	$1,000	$-
Participation Receivable, not settled	$7,500	$-
Participation Payable, not settled	$10,553	$-

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at June 30, 2026 and for the periods ended June 30, 2026 and 2025 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the six month period ended June 30, 2026 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2 – Revenue Recognition

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and six months ended June 30, 2026 and 2025 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time. Revenue transactions that do not fall into the scope of ASC Topic 606 are not included in the table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue stream	2026	2025	2026	2025
Service charges on deposit accounts
Overdraft fees	$377	$368	$770	$727
Statement fees	79	44	167	94
Interchange revenue	813	768	1,537	1,529
ATM income	26	29	54	60
Other service charges	93	94	184	184
Total Service Charges	1,388	1,303	2,712	2,594
Trust	200	183	435	407
Brokerage and insurance	640	627	1,209	1,310
Other	215	254	424	495
Total	$2,443	$2,367	$4,780	$4,806

Index
Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income applicable to common stock	$10,187,000	$8,463,000	$20,563,000	$16,084,000

Basic earnings per share computation
Weighted average common shares outstanding	4,797,940	4,797,716	4,798,104	4,797,642
Earnings per share - basic	$2.12	$1.76	$4.29	$3.35

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	4,797,940	4,797,716	4,798,104	4,797,642
Add: Dilutive effects of restricted stock	4,253	2,668	3,847	3,220
Weighted average common shares outstanding for dilutive earnings per share	4,802,193	4,800,384	4,801,951	4,800,862
Earnings per share - diluted	$2.12	$1.76	$4.28	$3.35

For the three months ended June 30, 2026 and 2025, there were 266 and 2,668 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $61.98-$81.94 for the three month period ended June 30, 2026 and per share prices ranging from $61.98-$83.38 for the three month period ended June 30, 2025. For the six months ended June 30, 2026 and 2025, 609 and 3,219 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $60.96-$81.94 for the six month period ended June 30, 2026 and prices ranging from $61.98-$83.38 for the six month period ended June 30, 2025.

Note 4 – Available for Sale Securities

The amortized cost, gross unrealized gains and losses, allowance of credit losses and fair value of investment securities at June 30, 2026 and December 31, 2025 were as follows (in thousands):

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
June 30, 2026	Cost	Gains	Losses	Losses	Value
Available-for-sale securities:
U.S. agency securities	$46,011	$-	$(3,121)	$-	$42,890
U.S. treasury securities	77,028	61	(1,805)	-	75,284
Obligations of state and political subdivisions	137,495	1,089	(5,544)	-	133,040
Corporate obligations	5,663	312	(106)	-	5,869
Mortgage-backed securities in government sponsored entities	243,973	524	(10,269)	-	234,228
Total available-for-sale securities	$510,170	$1,986	$(20,845)	$-	$491,311

December 31, 2025
Available-for-sale securities:
U.S. agency securities	$52,651	$12	$(2,908)	$-	$49,755
U.S. treasury securities	84,551	225	(2,122)	-	82,654
Obligations of state and political subdivisions	120,608	1,070	(5,792)	-	115,886
Corporate obligations	11,304	405	(412)	-	11,297
Mortgage-backed securities in government sponsored entities	193,405	1,103	(9,359)	-	185,149
Total available-for-sale securities	$462,519	$2,815	$(20,593)	$-	$444,741

Index
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2026 and December 31, 2025 (in thousands). As of June 30, 2026, the Company owned 276 securities whose fair value was less than their cost basis.

June 30, 2026	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$-	$-	$42,890	$(3,121)	$42,890	$(3,121)
U.S. treasury securities	-	-	58,178	(1,805)	58,178	(1,805)
Obligations of state and political subdivisions	14,813	(74)	70,972	(5,470)	85,785	(5,544)
Corporate obligations	-	-	2,041	(106)	2,041	(106)
Mortgage-backed securities in government sponsored entities	87,438	(998)	71,469	(9,271)	158,907	(10,269)
Total securities	$102,251	$(1,072)	$245,550	$(19,773)	$347,801	$(20,845)

December 31, 2025
U.S. agency securities	$-	$-	$45,104	$(2,908)	$45,104	$(2,908)
U.S. treasury securities	-	-	72,784	(2,122)	72,784	(2,122)
Obligations of states and political subdivisions	5,642	(98)	72,858	(5,694)	78,500	(5,792)
Corporate obligations	-	-	6,588	(412)	6,588	(412)
Mortgage-backed securities in government sponsored entities	36,858	(247)	79,922	(9,112)	116,780	(9,359)
Total securities	$42,500	$(345)	$277,256	$(20,248)	$319,756	$(20,593)

Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available-for-sale debt securities when the Company does not intend to sell, or when it is more likely than not that it not will be required to sell, the security before recovery of its amortized cost basis, which may be maturity. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Company obtains its forecast data through a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses on available-for-sale debt securities is included within available-for-sale securities on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Company believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met. There was no allowance for credit losses for available for sale securities as of June 30, 2026 and December 31, 2025.

Index
Accrued interest receivable on available-for-sale debt securities totaled $2,748,000 and $2,399,000 at June 30, 2026 and December 31, 2025 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

There were no sales of available for sale securities during the three and six months ended June 30, 2026 and 2025.

The following table presents the net gains on the Company’s equity investments recognized in earnings during the three and six month periods ended June 30, 2026 and  2025, and the portion of unrealized gains for the period that relates to equity investments held at June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Equity Securities	2026	2025	2026	2025
Net gains recognized in equity securities during the period	$96	$32	$115	$21
Less: Net gains realized on the sale of equity securities during the period	-	-	-	-
Net unrealized gains	$96	$32	$115	$21

Investment securities with an approximate carrying value of $357.0 million and $367.9 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at June 30, 2026, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$47,089	$46,488
Due after one year through five years	106,900	102,693
Due after five years through ten years	86,560	82,414
Due after ten years	269,621	259,716
Total	$510,170	$491,311

Note 5 – Loans

The Company originates commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central, south central and south eastern  Pennsylvania, southern New York, Wilmington, Dover and Georgetown, Delaware and Burlington County, New Jersey. Although the Company had a diversified loan portfolio at June 30, 2026 and December 31, 2025, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of June 30, 2026 and December 31, 2025 (in thousands):

Index
	June 30, 2026	December 31, 2025
Real estate loans:
Residential	$337,628	$340,972
Commercial	1,267,682	1,218,514
Agricultural	357,643	347,448
Construction	93,241	93,965
Consumer	39,623	88,210
Other commercial loans	180,997	179,166
Other agricultural loans	29,746	30,247
State and political subdivision loans	88,468	52,100
Total	2,395,028	2,350,622
Allowance for credit losses - loans	(23,559)	(22,806)
Net loans	$2,371,469	$2,327,816

Allowance for Credit Losses - Loans

The allowance for credit losses related to loans encompasses loans evaluated collectively and individually for expected credit losses. It represents an estimate of credit losses over the expected life of the loans as of the balance sheet date and is recorded as a reduction to net loans. Loans individually evaluated consist of non-accrual commercial loans and recently modified loans that were experiencing financial difficulty at the time of the modification. The allowance for credit losses for off-balance sheet credit exposures includes estimated losses on unfunded loan commitments, letters of credit and other off-balance sheet credit exposures. The total allowance for credit losses is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.

The following table presents the components of the allowance for credit losses as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Allowance for Credit Losses - Loans	$23,559	$22,806
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	1,441	1,163
Total allowance for credit losses	$25,000	$23,969

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at March 31, 2026	$22,894	$1,519	$24,413
Loans charged-off	(74)	-	(74)
Recoveries of loans previously charged-off	161	-	161
Net loans recovered	87	-	87
Provision for credit losses	578	(78)	500
Balance at June 30, 2026	$23,559	$1,441	$25,000

Balance at December 31, 2025	$22,806	$1,163	$23,969
Loans charged-off	(152)	-	(152)
Recoveries of loans previously charged-off	183	-	183
Net loans recovered	31	-	31
Provision for credit losses	722	278	1,000
Balance at June 30, 2026	$23,559	$1,441	$25,000

Index
	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at March 31, 2025	$22,081	$763	$22,844
Loans charged-off	(596)	-	(596)
Recoveries of loans previously charged-off	25	-	25
Net loans charged-off	(571)	-	(571)
Provision for credit losses	599	151	750
Balance at June 30, 2025	$22,109	$914	$23,023

Balance at December 31, 2024	$21,699	$676	$22,375
Loans charged-off	(781)	-	(781)
Recoveries of loans previously charged-off	54	-	54
Net loans charged-off	(727)	-	(727)
Provision for credit losses	1,137	238	1,375
Balance at June 30, 2025	$22,109	$914	$23,023

The following tables present the activity in the allowance for credit losses – loans, by portfolio segment, for the three and six months ended June 30, 2026 and 2025 (in thousands):
	For the three months ended June 30, 2026
	Balance at March 31, 2026	Charge-offs	Recoveries	Provision	Balance at June 30, 2026
Real estate loans:
Residential	$2,741	$-	$-	$(70)	$2,671
Commercial	10,605	-	-	401	11,006
Agricultural	4,513	-	-	(102)	4,411
Construction	802	-	-	111	913
Consumer	1,036	(7)	5	157	1,191
Other commercial loans	2,815	(67)	156	133	3,037
Other agricultural loans	223	-	-	(33)	190
State and political subdivision loans	154	-	-	(48)	106
Unallocated	5	-	-	29	34
Total	$22,894	$(74)	$161	$578	$23,559

	For the six months ended June 30, 2026
	Balance at December 31, 2025	Charge-offs	Recoveries	Provision	Balance at June 30, 2026
Real estate loans:
Residential	$3,112	$-	$12	$(453)	$2,671
Commercial	10,017	-	-	989	11,006
Agricultural	4,841	-	-	(430)	4,411
Construction	916	-	-	(3)	913
Consumer	1,201	(20)	12	(2)	1,191
Other commercial loans	2,534	(132)	159	476	3,037
Other agricultural loans	115	-	-	75	190
State and political subdivision loans	55	-	-	51	106
Unallocated	15	-	-	19	34
Total	$22,806	$(152)	$183	$722	$23,559

Index
	For the three months ended June 30, 2025
	Balance at March 31, 2025	Charge-offs	Recoveries	Provision	Balance at June 30, 2025
Real estate loans:
Residential	$3,213	$-	$-	$(151)	$3,062
Commercial	9,237	-	-	661	9,898
Agricultural	4,350	-	-	192	4,542
Construction	1,552	-	-	(279)	1,273
Consumer	1,360	(275)	7	27	1,119
Other commercial loans	2,090	(321)	18	206	1,993
Other agricultural loans	137	-	-	(5)	132
State and political subdivision loans	57	-	-	(1)	56
Unallocated	85	-	-	(51)	34
Total	$22,081	$(596)	$25	$599	$22,109

	For the six months ended June 30, 2025
	Balance at December 31, 2024	Charge-offs	Recoveries	Provision	Balance at June 30, 2025
Real estate loans:
Residential	$1,940	$-	$-	$1,122	$3,062
Commercial	9,174	(40)	-	764	9,898
Agricultural	3,529	-	-	1,013	4,542
Construction	1,402	-	-	(129)	1,273
Consumer	1,338	(297)	33	45	1,119
Other commercial loans	3,766	(444)	21	(1,350)	1,993
Other agricultural loans	133	-	-	(1)	132
State and political subdivision loans	61	-	-	(5)	56
Unallocated	356	-	-	(322)	34
Total	$21,699	$(781)	$54	$1,137	$22,109

The provision for the three and six months ended June 30, 2026 was driven by changes in economic forecasts and the annual update of the loss driver analysis. This update includes revising prepayment and curtailment speeds as well as the historical loss factor. In addition, loss rates are updated to include the most recent completed year of 2025. The provision for 2026 was also impacted by the Iran conflict as we adjusted qualitative factors due to the impact this conflict is having on gas and diesel prices, as well as fertilizer prices as the spring growing season starts.

The provision for the first six months of 2025 was driven by an increase in the amount of past due loans and the annual update of the loss driver analysis. This update included revising prepayment and curtailment speeds. In addition, loss rates were updated to include the completed year of 2024. For residential loans, the historical loss rate increased, while the prepayment speed slowed resulting in an increased provision. For other commercial loans, the historical loss rate decreased in the annual update resulting in a decrease in the provision for 2025.

The following table presents the allowance for credit losses – loans and amortized cost basis of loans as of June 30, 2026 and December 31, 2025 (in thousands):

Index
	Allowance for Credit Losses - Loans			Loans
June 30, 2026	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$2,626	$45	$2,671	$334,391	$3,237	$337,628
Commercial	10,525	481	11,006	1,242,249	25,433	1,267,682
Agricultural	4,411	-	4,411	355,514	2,129	357,643
Construction	839	74	913	92,014	1,227	93,241
Consumer	173	1,018	1,191	38,596	1,027	39,623
Other commercial loans	2,249	788	3,037	172,738	8,259	180,997
Other agricultural loans	164	26	190	29,249	497	29,746
State and political subdivision loans	106	-	106	88,468	-	88,468
Unallocated	34	-	34	-	-	-
Total	$21,127	$2,432	$23,559	$2,353,219	$41,809	$2,395,028

December 31, 2025
Real estate loans:
Residential	$3,050	$62	$3,112	$338,600	$2,372	$340,972
Commercial	9,757	260	10,017	1,193,742	24,772	1,218,514
Agricultural	4,841	-	4,841	345,302	2,146	347,448
Construction	830	86	916	93,450	515	93,965
Consumer	327	874	1,201	87,301	909	88,210
Other commercial loans	1,903	631	2,534	171,343	7,823	179,166
Other agricultural loans	115	-	115	29,844	403	30,247
State and political subdivision loans	55	-	55	52,100	-	52,100
Unallocated	15	-	15	-	-	-
Total	$20,893	$1,913	$22,806	$2,311,682	$38,940	$2,350,622

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

The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of June 30, 2026 and December 31, 2025, respectively. The balances are presented by class of loan receivable (in thousands):

	June 30, 2026				December 31, 2025
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans
Real estate loans:
Mortgages	$704	$2,994	$-	$3,698	$153	$3,229	$-	$3,382
Home Equity	-	595	27	622	-	61	151	212
Commercial	5,262	17,673	392	23,327	2,860	8,637	-	11,497
Agricultural	-	2,129	-	2,129	-	2,145	55	2,200
Construction	221	1,006	-	1,227	233	283	-	516
Consumer	1,010	-	3	1,013	770	-	15	785
Other commercial loans	6,815	1,443	5	8,263	6,282	1,546	8	7,836
Other agricultural loans	95	403	230	728	-	403	-	403
	$14,107	$26,243	$657	$41,007	$10,298	$16,304	$229	$26,831

Index
As of June 30, 2026, there were $26.2 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans receivable, the amortized cost basis of collateral-dependent loans and type of collateral as of June 30, 2026 and December 31, 2025 (in thousands):

June 30, 2026	Real Estate	Business Assets	Total
Real estate loans:
Mortgages	$3,698	$-	$3,698
Home Equity	595	-	595
Commercial	22,935	-	22,935
Agricultural	2,129	-	2,129
Construction	1,227	-	1,227
Other commercial loans	-	8,258	8,258
Other agricultural loans	-	498	498
	$30,584	$8,756	$39,340

December 31, 2025
Real estate loans:
Mortgages	$3,382	$-	$3,382
Home Equity	61	-	61
Commercial	11,497	-	11,497
Agricultural	2,145	-	2,145
Construction	516	-	516
Other commercial loans	-	7,828	7,828
Other agricultural loans	-	403	403
	$17,601	$8,231	$25,832

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

The following tables represent credit exposures by internally assigned grades, by origination year, as of June 30, 2026 and December 31, 2025 (in thousands):

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$102,536	$123,008	$56,644	$112,912	$333,617	$416,470	$38,879	$1,866	$1,185,932
Special Mention	-	-	-	787	13,013	23,907	-	-	37,707
Substandard	-	-	5,043	561	23,091	12,778	2,570	-	44,043
Doubtful	-	-	-	-	-	-	-	-	-
Total	$102,536	$123,008	$61,687	$114,260	$369,721	$453,155	$41,449	$1,866	$1,267,682
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$32,792	$54,572	$28,243	$17,808	$42,069	$146,770	$17,994	$130	$340,378
Special Mention	495	-	295	3,221	1,320	3,696	1,251	-	10,278
Substandard	-	988	630	-	2,048	2,604	644	73	6,987
Doubtful	-	-	-	-	-	-	-	-	-
Total	$33,287	$55,560	$29,168	$21,029	$45,437	$153,070	$19,889	$203	$357,643
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$35,353	$26,738	$8,520	$3,931	$6,120	$-	$4,055	$-	$84,717
Special Mention	-	-	-	-	202	2,928	-	-	3,130
Substandard	-	-	-	739	4,388	267	-	-	5,394
Doubtful	-	-	-	-	-	-	-	-	-
Total	$35,353	$26,738	$8,520	$4,670	$10,710	$3,195	$4,055	$-	$93,241
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$5,393	$29,028	$23,979	$16,489	$4,315	$6,906	$80,584	$209	$166,903
Special Mention	-	-	-	-	-	34	5,176	-	5,210
Substandard	-	-	240	-	3,895	753	2,553	1,443	8,884
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,393	$29,028	$24,219	$16,489	$8,210	$7,693	$88,313	$1,652	$180,997
Current period gross charge-offs	$-	$-	$1	$-	$-	$30	$101	$-	$132

Other agricultural loans
Risk Rating
Pass	$7,960	$4,985	$2,124	$1,060	$256	$820	$10,154	$-	$27,359
Special Mention	-	13	689	9	-	-	747	-	1,458
Substandard	-	-	-	272	431	-	226	-	929
Doubtful	-	-	-	-	-	-	-	-	-
Total	$7,960	$4,998	$2,813	$1,341	$687	$820	$11,127	$-	$29,746
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$33,064	$6,318	$-	$1,241	$12,646	$34,895	$304	$-	$88,468
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$33,064	$6,318	$-	$1,241	$12,646	$34,895	$304	$-	$88,468
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$217,098	$244,649	$119,510	$153,441	$399,023	$605,861	$151,970	$2,205	$1,893,757
Special Mention	495	13	984	4,017	14,535	30,565	7,174	-	57,783
Substandard	-	988	5,913	1,572	33,853	16,402	5,993	1,516	66,237
Doubtful	-	-	-	-	-	-	-	-	-
Total	$217,593	$245,650	$126,407	$159,030	$447,411	$652,828	$165,137	$3,721	$2,017,777

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$127,490	$59,760	$128,989	$329,694	$172,617	$294,237	$34,709	$1,971	$1,149,467
Special Mention	-	5,042	797	5,784	8,770	7,208	733	-	28,334
Substandard	-	-	1,021	24,582	3,024	9,772	2,314	-	40,713
Doubtful	-	-	-	-	-	-	-	-	-
Total	$127,490	$64,802	$130,807	$360,060	$184,411	$311,217	$37,756	$1,971	$1,218,514
Current period gross charge-offs	$-	$-	$-	$-	$-	$40	$-	$-	$40

Agricultural real estate
Risk Rating
Pass	$54,278	$30,648	$18,810	$47,254	$20,747	$139,424	$18,558	$131	$329,850
Special Mention	55	40	3,276	1,384	1,731	1,893	1,723	-	10,102
Substandard	1,297	667	-	2,052	657	2,103	645	75	7,496
Doubtful	-	-	-	-	-	-	-	-	-
Total	$55,630	$31,355	$22,086	$50,690	$23,135	$143,420	$20,926	$206	$347,448
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction
Risk Rating
Pass	$30,394	$15,456	$8,490	$25,772	$-	$-	$5,215	$-	$85,327
Special Mention	-	-	-	206	2,943	-	-	-	3,149
Substandard	-	-	789	4,417	283	-	-	-	5,489
Doubtful	-	-	-	-	-	-	-	-	-
Total	$30,394	$15,456	$9,279	$30,395	$3,226	$-	$5,215	$-	$93,965
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other commercial loans
Risk Rating
Pass	$33,300	$27,244	$18,039	$4,938	$6,098	$3,819	$74,628	$232	$168,298
Special Mention	-	-	-	-	-	-	2,442	-	2,442
Substandard	-	117	-	1,784	40	714	4,257	1,443	8,355
Doubtful	-	-	-	-	-	-	66	5	71
Total	$33,300	$27,361	$18,039	$6,722	$6,138	$4,533	$81,393	$1,680	$179,166
Current period gross charge-offs	$-	$49	$-	$-	$-	$63	$379	$-	$491
Other agricultural loans
Risk Rating
Pass	$5,677	$3,520	$1,440	$408	$1,602	$288	$14,761	$-	$27,696
Special Mention	-	936	15	-	-	-	639	-	1,590
Substandard	-	-	294	438	-	-	229	-	961
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,677	$4,456	$1,749	$846	$1,602	$288	$15,629	$-	$30,247
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
State and political subdivision loans
Risk Rating
Pass	$1,504	$27	$1,291	$12,737	$9,932	$26,509	$100	$-	$52,100
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,504	$27	$1,291	$12,737	$9,932	$26,509	$100	$-	$52,100
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total
Risk Rating
Pass	$252,643	$136,655	$177,059	$420,803	$210,996	$464,277	$147,971	$2,334	$1,812,738
Special Mention	55	6,018	4,088	7,374	13,444	9,101	5,537	-	45,617
Substandard	1,297	784	2,104	33,273	4,004	12,589	7,445	1,518	63,014
Doubtful	-	-	-	-	-	-	66	5	71
Total	$253,995	$143,457	$183,251	$461,450	$228,444	$485,967	$161,019	$3,857	$1,921,440

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following tables present the recorded investment in those loan classes based on payment activity, by origination year, as of June 30, 2026 and December 31, 2025 (in thousands):

								Revolving	Revolving
								Loans	Loans
								Amortized	Converted
June 30, 2026	2026	2025	2024	2023	2022		Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$5,772	$17,357	$12,864	$21,207		$79,564	$144,928	$-	$-	$281,692
Nonperforming	-	-	-	-		1,289	2,409	-	-	3,698
Total	$5,772	$17,357	$12,864	$21,207		$80,853	$147,337	$-	$-	$285,390
Current period gross charge-offs	$-	$-	$-	$-		$-	$-	$-	$-	$-

Home equity
Payment Performance
Performing	$451	$2,248	$2,040	$2,798		$1,405	$6,995	$35,416	$264	$51,617
Nonperforming	-	58	-	-		-	563	-	-	621
Total	$451	$2,306	$2,040	$2,798		$1,405	$7,558	$35,416	$264	$52,238
Current period gross charge-offs	$-	$-	$-	$-		$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,288	$1,350	$856	$229		$274	$2,385	$32,228	$-	$38,610
Nonperforming	-	-	-	3		-	1,010	-	-	1,013
Total	$1,288	$1,350	$856	$232		$274	$3,395	$32,228	$-	$39,623
Current period gross charge-offs	$-	$-	$-	$-		$1	$4	$15	$-	$20

Total					$
Payment Performance
Performing	$7,511	$20,955	$15,760	$24,234		$81,243	$154,308	$67,644	$264	$371,919
Nonperforming	-	58	-	3		1,289	3,982	-	-	5,332
Total	$7,511	$21,013	$15,760	$24,237		$82,532	$158,290	$67,644	$264	$377,251

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$13,909	$13,209	$23,135	$81,239	$41,842	$111,948	$-	$-	$285,282
Nonperforming	-	-	-	1,057	1,132	1,193	-	-	3,382
Total	$13,909	$13,209	$23,135	$82,296	$42,974	$113,141	$-	$-	$288,664
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Home equity
Payment Performance
Performing	$2,854	$2,528	$2,533	$1,727	$1,150	$6,918	$34,100	$286	$52,096
Nonperforming	63	-	18	-	-	110	21	-	212
Total	$2,917	$2,528	$2,551	$1,727	$1,150	$7,028	$34,121	$286	$52,308
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,934	$1,050	$373	$354	$412	$2,577	$80,725	$-	$87,425
Nonperforming	-	10	-	-	11	764	-	-	785
Total	$1,934	$1,060	$373	$354	$423	$3,341	$80,725	$-	$88,210
Current period gross charge-offs	$-	$-	$11	$1	$-	$285	$30	$-	$327

Total
Payment Performance
Performing	$18,697	$16,787	$26,041	$83,320	$43,404	$121,443	$114,825	$286	$424,803
Nonperforming	63	10	18	1,057	1,143	2,067	21	-	4,379
Total	$18,760	$16,797	$26,059	$84,377	$44,547	$123,510	$114,846	$286	$429,182

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of June 30, 2026 and December 31, 2025 (in thousands):

						Total
	30-59 Days	60-89 Days	90 Days	Total Past		Loans
June 30, 2026	Past Due	Past Due	Or Greater	Due	Current	Receivables
Real estate loans:
Mortgages	$1,645	$30	$1,340	$3,015	$282,375	$285,390
Home Equity	209	7	562	778	51,460	52,238
Commercial	843	4,511	21,479	26,833	1,240,849	1,267,682
Agricultural	910	349	1,927	3,186	354,457	357,643
Construction	-	-	1,227	1,227	92,014	93,241
Consumer	41	206	1,013	1,260	38,363	39,623
Other commercial loans	366	8	1,851	2,225	178,772	180,997
Other agricultural loans	252	-	633	885	28,861	29,746
State and political subdivision loans	-	-	-	-	88,468	88,468
Total	$4,266	$5,111	$30,032	$39,409	$2,355,619	$2,395,028

Loans considered non-accrual	$652	$30	$29,375	$30,057	$10,293	$40,350
Loans still accruing	3,614	5,081	657	9,352	2,345,326	2,354,678
Total	$4,266	$5,111	$30,032	$39,409	$2,355,619	$2,395,028

						Total
	30-59 Days	60-89 Days	90 Days	Total Past		Loans
December 31, 2025	Past Due	Past Due	Or Greater	Due	Current	Receivables
Real estate loans:
Mortgages	$2,737	$1,073	$1,675	$5,485	$283,179	$288,664
Home Equity	146	17	181	344	51,964	52,308
Commercial	1,733	2,695	9,871	14,299	1,204,215	1,218,514
Agricultural	1,020	158	1,982	3,160	344,288	347,448
Construction	-	233	283	516	93,449	93,965
Consumer	161	148	785	1,094	87,116	88,210
Other commercial loans	256	49	7,500	7,805	171,361	179,166
Other agricultural loans	17	-	403	420	29,827	30,247
State and political subdivision loans	-	-	-	-	52,100	52,100
Total	$6,070	$4,373	$22,680	$33,123	$2,317,499	$2,350,622

Loans considered non-accrual	$396	$778	$22,451	$23,625	$2,977	$26,602
Loans still accruing	5,674	3,595	229	9,498	2,314,522	2,324,020
Total	$6,070	$4,373	$22,680	$33,123	$2,317,499	$2,350,622

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

The following table shows the amortized cost basis by class of loans receivable, information regarding accrual and nonaccrual modified loans to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and during the three and six months ended June 30, 2025 (dollars in thousands). There were no financial difficulty modifications during the three months ended June 30, 2026.

Index
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Six months ended June 30, 2026
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	$2,472	0.20%
Total	1	$2,472

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	$216	0.02%
Other commercial loans	2	6,307	3.48%
Total	3	$6,523

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended June 30, 2025
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$109	0.04%
Total	1	$109

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	$1,059	0.09%
Total	3	$1,059

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Six months ended June 30, 2025
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$109	0.04%
Total	1	$109

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	$1,059	0.09%
Other commercial loans	1	185	0.12%
Total	4	$1,244

The following table shows, by class of loans receivable, information regarding the financial effect on accrual and nonaccrual modified loans to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and the three and six months ended June 30, 2025. There were no financial difficulty modifications during the three months ended June 30, 2026.

Index
Six months ended June 30, 2026
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

There were no accrual or nonaccrual modified loans to borrowers experiencing financial difficulty for which there were payment defaults after the modification date for the three and six months ended June 30, 2026.

The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at June 30, 2026 (in thousands):

Index
	June 30, 2026
		30-89 Days	90 Days
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	Past Due	Or Greater	Total
Real estate loans:
Commercial	$2,472	-	-	2,472
Total	$2,472	$-	$-	$2,472

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	$216	-	-	$216
Other commercial loans	6,307	-	-	6,307
Total	$6,523	$-	$-	$6,523

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2026 and December 31, 2025, included within other assets are $2,358,000 of foreclosed assets. As of June 30, 2026, there are no consumer residential mortgages included within foreclosed assets. As of June 30, 2026, the Company had initiated formal foreclosure proceedings on $1,443,000 of residential mortgage loans, the collateral properties of which have not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,168	$(1,675)	$493	$2,362	$(1,793)	$569
Core deposit intangibles	3,072	(1,631)	1,441	3,072	(1,420)	1,652
Total amortized intangible assets	$5,240	$(3,306)	$1,934	$5,434	$(3,213)	$2,221
Unamortized intangible assets:
Goodwill	$85,758			$85,758

(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). The Company based its projections of amortization expense shown below on existing asset balances at June 30, 2026. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended June 30, 2026 (actual)	$58	$105	$163
Six months ended June 30,2026 (actual)	126	211	337
Three months ended June 30, 2025 (actual)	64	127	191
Six months ended June 30,2025 (actual)	134	254	388
Estimate for year ending December 31,
Remaining 2026	100	184	284
2027	156	339	495
2028	108	284	392
2029	74	230	304
2030	40	177	217
Thereafter	15	227	242
Total	$493	$1,441	$1,934

Index
Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company’s pension and employee benefit plans, please refer to Note 11 of the Company’s Audited Consolidated Financial Statements included in the 2025 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and six months ended June 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$56	$54	$129	$137
Interest cost	106	113	211	226
Expected return on plan assets	(195)	(196)	(393)	(397)
Net amortization and deferral	-	-	-	-
Net periodic benefit cost	$(33)	$(29)	$(53)	$(34)

The Bank does not expect to contribute to the Pension Plan during 2026.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April 2026, the Company’s stockholders authorized a total of 250,000 shares of the Company’s common stock to be made available under an equity incentive plan, of which the Restricted Stock plan is a component.

The following table details the vesting, awarding and forfeiting of restricted stock during the three and six months ended June 30, 2026:

Index
	Three months		Six months
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	8,408	$54.56	8,514	$54.54
Granted	3,517	70.99	3,517	70.99
Forfeited	(266)	(56.24)	(372)	(55.41)
Vested	(2,317)	(55.58)	(2,317)	(55.58)
Outstanding, end of period	9,342	$60.44	9,342	$60.44

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $149,000 and $147,000 for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, compensation expense totaled $74,000. At June 30, 2026, the total compensation cost related to nonvested awards that had not yet been recognized was $565,000, which is expected to be recognized over the next three years.

Note 8 – Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30, 2026
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of March 31, 2026	$(16,277)	$(297)	$1,892	$(14,682)
Other comprehensive income (loss) before reclassifications (net of tax)	1,377	-	168	1,545
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	-	(225)	(225)
Net current period other comprehensive income (loss)	1,377	-	(57)	1,320
Balance as of June 30, 2026	$(14,900)	$(297)	$1,835	$(13,362)

	Six months ended June 30, 2026
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2025	$(14,045)	$(297)	$1,965	$(12,377)
Other comprehensive income (loss) before reclassifications (net of tax)	(855)	-	337	(518)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	-	(467)	(467)
Net current period other comprehensive income (loss)	(855)	-	(130)	(985)
Balance as of June 30, 2026	$(14,900)	$(297)	$1,835	$(13,362)

	Three months ended June 30, 2025
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of March 31, 2025	$(22,663)	$(304)	$2,728	$(20,239)
Other comprehensive income (loss) before reclassifications (net of tax)	(448)	-	55	(393)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	-	(394)	(394)
Net current period other comprehensive income (loss)	(448)	-	(339)	(787)
Balance as of June 30, 2025	$(23,111)	$(304)	$2,389	$(21,026)

Index
	Six months ended June 30, 2025
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2024	$(26,564)	$(304)	$3,347	$(23,521)
Other comprehensive income (loss) before reclassifications (net of tax)	3,453	-	(140)	3,313
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	-	(818)	(818)
Net current period other comprehensive income (loss)	3,453	-	(958)	2,495
Balance as of June 30, 2025	$(23,111)	$(304)	$2,389	$(21,026)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended June 30,
	2026	2025
Unrealized gain (loss) on interest rate swap	$285	$498	Interest expense
	(60)	(104)	Provision for income taxes
	$225	$394	Net of tax
Total reclassifications	$225	$394

	Six Months Ended June 30,
	2026	2025
Unrealized gain (loss) on interest rate swap	$591	$1,035	Interest expense
	(124)	(217)	Provision for income taxes
	$467	$818	Net of tax
Total reclassifications	$467	$818

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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2026 and December 31, 2025 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2026	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,930	$-	$-	$1,930
Available for sale securities:
U.S. Agency securities	-	42,890	-	42,890
U.S. Treasury securities	-	75,284	-	75,284
Obligations of state and political subdivisions	-	133,040	-	133,040
Corporate obligations	-	5,869	-	5,869
Mortgage-backed securities in government sponsored entities	-	234,228	-	234,228
Loans held for sale	-	10,369	-	10,369
Derivative instruments	-	6,270	485	6,755
Liabilities
Derivative instruments	-	(3,948)	-	(3,948)

Index
December 31, 2025	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,815	$-	$-	$1,815
Available for sale securities:
U.S. Agency securities	-	49,755	-	49,755
U.S. Treasuries securities	-	82,654	-	82,654
Obligations of state and political subdivisions	-	115,886	-	115,886
Corporate obligations	-	11,297	-	11,297
Mortgage-backed securities in government sponsored entities	-	185,149	-	185,149
Derivative instruments	-	6,587	340	6,927
Liabilities
Derivative instruments	-	(4,100)	-	(4,100)

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2026 and 2025 for interest rate lock commitments (IRLC) (in thousands):

For the three months ended June 30, 2026	IRLC-Asset
Balance: March 31, 2026	$522
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(37)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2026	$485
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30, 2026	(37)
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2025	-

For the six months ended June 30, 2026	IRLC-Asset
Balance: December 31, 2025	$340
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	145
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2026	$485
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30, 2026	145
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2025	-

For the three months ended June 30, 2025	IRLC-Asset
Balance: March 31, 2025	$472
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	76
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2025	$548
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30, 2025	76
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2024	-

Index
IRLC-Asset
Balance: December 31, 2024	$317
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	231
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: June 30, 2025	$548
Change in unrealized (losses) for the period included in earnings (or changes in net assets) for assets held as of June 30, 2025	231
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2024	-

At June 30, 2026 and December 31, 2025, the Company had classified as Level 3 $485,000 and $340,000, respectively, of net derivative assets and liabilities related to interest rate lock commitments. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 75.75% to 99.42% at June 30, 2026.

Significant unobservable inputs for assets measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2026	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$485	Discounted cash flows	Pull-through rates	75.75%-99.42%	87.99%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2025	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$340	Discounted cash flows	Pull-through rates	75.39%-97.16%	85.90%

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025 are included in the table below (in thousands):

June 30, 2026	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$11,531	$11,531
Other real estate owned	-	-	2,358	2,358

December 31, 2025	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$8,628	$8,628
Other real estate owned	-	-	2,358	2,358

•
Collateral-Dependent Loans - The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less estimated cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $1,153,000 and $259,000 at June 30, 2026 and December 31, 2025, respectively.

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
Quantitative Information about Level III Fair Value Measurements
June 30, 2026	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	$11,531	Appraised Collateral Values	Discount for time since appraisal	0-100%	23.99%
			Selling costs	0%-10%	8.92%
			Holding period	0 - 12 months	11.63 months

Other real estate owned	2,358	Appraised Collateral Values	Discount for time since appraisal	7.50%	7.50%

December 31, 2025	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral dependent loans	8,628	Appraised Collateral Values	Discount for time since appraisal	0-100%	32.18%
			Selling costs	8%-10%	9.43%
			Holding period	1 - 12 months	11.62 months

Other real estate owned	2,358	Appraised Collateral Values	Discount for time since appraisal	7.50%	7.50%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

	Carrying
June 30, 2026	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,324	$3,306	$-	$-	$3,306
Net loans	2,371,469	2,351,503	-	-	2,351,503

Financial liabilities:
Deposits	2,394,537	2,391,487	1,877,262	-	514,225
Borrowed funds	394,024	387,863	-	-	387,863

Index
	Carrying
December 31, 2025	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,802	$-	$-	$3,802
Net loans	2,327,816	2,295,926	-	-	2,295,926

Financial liabilities:
Deposits	2,376,979	2,375,552	1,877,545	-	498,007
Borrowed funds	309,448	304,486	-	-	304,486

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

The measure of segment assets is reported on the balance sheet as total consolidated assets. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements (in thousands):

	Community Banking
	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Total Interest and Dividend Income	$39,505	$38,749	$79,782	$77,763
Total non-interest income	4,014	3,665	7,704	7,092
Total Consolidated Revenues	43,519	42,414	87,486	84,855
Less:
Interest Expense	13,811	15,101	27,975	31,113
Segment net interest income and non-interest income	29,708	27,313	59,511	53,742
Less:
Provision for credit losses	500	750	1,000	1,375
Salaries and employee benefits	10,272	9,976	20,548	20,265
Occupancy	1,289	1,182	2,701	2,538
Other segment expenses	5,306	4,989	10,219	9,772
Income Taxes	2,154	1,953	4,480	3,708
Segment net income/consolidated net income	$10,187	$8,463	$20,563	$16,084

Index
Note 11 – Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which clarifies the accounting for share-based consideration payable to a customer under ASC 718 and ASC 606. The amendments refine key aspects of the guidance, including the definition of “performance condition” as well as the measurement requirements and the treatment of forfeitures.  The amendments will be effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted for financial statements that have not yet been issued. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software that is developed using an incremental and iterative method (e.g., agile method). The guidance removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The guidance specifies that the property, plant, and equipment disclosure requirements under ASC 360-10 apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance, which applies to all entities, is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective, or modified transition approach. Early adoption is permitted.  The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

Index
In  2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which (1) refines the scope of the guidance on derivatives in ASC 815 (Issue 1) and (2) clarifies the guidance on share-based payments from a customer in ASC 606 (Issue 2). The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts.  The ASU adds a new scope exception for certain contracts that are not traded on an exchange and have an underlying that is based on operations or activities specific to one of the parties to the contract.  This ASU clarifies that when an entity has a right to receive a share-based payment from its customer in exchange for the transfer of goods or services, the share-based payment should be accounted for as noncash consideration within the scope of ASC 606.  ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods.  Early adoption is permitted.  The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326), which amends the guidance in Topic 326 to expand the population of acquired financial assets subject to the gross-up approach to include loans (excluding credit cards) that are acquired without credit deterioration and deemed “seasoned.” All non-purchased credit deteriorated loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-purchased credit deteriorated loans (excluding credit cards) are considered to be seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. ASU 2025-08 should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted.  The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), which amends certain aspects of the hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments, among other things, provide more flexibility for cash flow hedges and hedging of raw materials and other nonfinancial assets, as well as simplify hedge accounting for flexible debt and foreign currency debt. ASU 2025-09 should be applied prospectively for public business entities for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. For all other entities, the ASU is to be applied prospectively and is effective for fiscal years beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

Index
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify interim disclosure requirements, the form and content of interim financial statements, and when ASC Topic 270 applies. The amendments in the ASU provide a list of specific interim disclosures that are required by generally accepted accounting principles (GAAP), which, together with the disclosure principle, represent the complete population of required disclosures in interim reporting periods. The intent of the disclosure principle is to help entities determine whether any disclosures not specified in Topic 270 should be provided in interim reporting periods. ASU 2025-11 may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements for public business entities for interim periods in fiscal years beginning after December 15, 2027, and all other entities in interim periods in fiscal years beginning after December 15, 2028.  The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

Index
ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We have made forward-looking statements in this document, and in documents that we may incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or expected future results of operations of Citizens Financial Services, Inc., First Citizens Community Bank, First Citizens Insurance Agency, Inc. or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company cautions readers that the following important factors, among others, could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:

•	Interest rates could change more rapidly or more significantly than we expect or the yield curve could invert for a longer period than anticipated.
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

Introduction

The following is management’s discussion and analysis of the Company’s consolidated financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I and the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results you may expect for the full year.

The Company engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Lycoming, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York, and the Cities of Wilmington and Dover, Delaware. We also have limited branch offices in Union county, Pennsylvania and Georgetown Delaware, which primarily serve agricultural and commercial customers in those markets. With the HVBC acquisition in 2023, we expanded further into southeast Pennsylvania, including Montgomery, Bucks and Philadelphia Counties as well as Burlington County, New Jersey through the acquisition of five full service branches, four mortgage centers and one business banking facility. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 47 banking facilities, 37 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Ephrata, Fivepointville, State College, Kennett Square, Warrington, Williamsport, Plumsteadville, Philadelphia, two branches near the city of Lebanon and two branches in Huntington Valley. The Company has limited branch offices located in Winfield, Pennsylvania and Georgetown, Delaware. In New York, our office is in Wellsville. In Delaware, we have three branches in Wilmington and one in Dover. The mortgage centers acquired as part of the acquisition are located in Huntington Valley, PA, Philadelphia, PA and Mount Laurel, NJ. The business banking facility is located in Philadelphia, PA. During the first half of 2026, the Williamsport branch and the business banking facility located in Philadelphia moved to new locations.

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

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of June 30, 2026 and December 31, 2025, the Trust Department had $207.6 million and $194.8 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such assets are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $317.9 million at December 31, 2025 to $347.8 million at June 30, 2026 with the increase due to an increase in market values. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central, south central and south eastern Pennsylvania and Delaware markets.

Index
Results of Operations

Overview of the Income Statement

The Company had net income of $20,563,000 for the first six months of 2026 compared to $16,084,000 for last year’s comparable period, an increase of $4,479,000, or 27.9%, primarily due to an increase in net interest income after the provision for credit losses of $5,532,000. Basic earnings per share for the first six months of 2026 was $4.29, compared to $3.35 for last year’s comparable period, representing a 28.1% increase.  Annualized return on assets and return on equity for the six months of 2026 were 1.33% and 11.84%, respectively, compared with 1.07% and 10.44% for last year’s comparable period.

Net income for the three months ended June 30, 2026 was $10,187,000 compared to net income of $8,463,000 in the comparable 2025 period, an increase of $1,724,000. Basic earnings per share for the three months ended June 30, 2026 was $2.12, compared to $1.76 for last year’s comparable period, representing a 20.5% increase due to organic growth in net interest income of $2,046,000. Annualized return on assets and return on equity for the quarter ended June 30, 2026 was 1.32% and 11.64%, respectively, compared with 1.13% and 10.88% for the same 2025 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first six months of 2026 was $51,807,000, an increase of $5,157,000, or 11.1%, compared to the same period in 2025.  For the first six months of 2026 the provision for credit losses was $1,000,000. The provision for the first six months of 2025 was $1,375,000. Consequently, net interest income after the provision for credit losses was $50,807,000 in the first six months of 2026 compared to $45,275,000 during the first six months of 2025.

For the three months ended June 30, 2026, net interest income was $25,694,000 compared to $23,648,000, an increase of $2,046,000, or 8.7%, over the comparable period in 2025. The provision for credit losses in the second quarter of 2026 was $500,000 compared to $750,000 in 2025. Consequently, net interest income after the provision for credit losses was $25,194,000 for the quarter ended June 30, 2026 compared to $22,898,000 in 2025.

Index
The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and six months ended June 30, 2026 and 2025 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates Six Months Ended
	June 30, 2026			June 30, 2025
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	21,981	135	1.24	24,052	216	1.81
Total short-term investments	21,981	135	1.24	24,052	216	1.81
Interest bearing time deposits at banks	3,721	57	3.09	3,820	59	3.11
Investment securities:
Taxable	359,114	6,148	3.42	381,886	5,574	2.92
Tax-exempt (3)	129,056	2,338	3.62	102,854	1,431	2.78
Total investment securities	488,170	8,486	3.48	484,740	7,005	2.89
Loans (2)(3)(4):
Residential mortgage loans	337,899	9,945	5.94	349,226	10,312	5.95
Construction	90,381	3,145	7.02	164,252	5,888	7.23
Commercial Loans	1,427,517	43,273	6.11	1,283,174	40,141	6.31
Agricultural Loans	374,681	11,940	6.43	357,561	9,696	5.47
Loans to state & political subdivisions	66,719	1,560	4.72	53,389	1,034	3.91
Other loans	62,784	2,054	6.60	109,198	3,916	7.23
Loans, net of discount	2,359,981	71,917	6.15	2,316,800	70,987	6.18
Total interest-earning assets	2,873,853	80,595	5.66	2,829,412	78,267	5.58
Cash and due from banks	9,380			9,643
Bank premises and equipment	20,808			21,691
Other assets	196,894			177,531
Total non-interest earning assets	227,082			208,865
Total assets	3,100,935			3,038,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Business Interest Checking	27,109	123	0.91	17,995	85	0.95
NOW accounts	712,025	6,586	1.87	723,673	7,796	2.17
Savings accounts	289,898	675	0.47	290,576	677	0.47
Money market accounts	453,348	5,736	0.55	432,891	6,206	2.89
Certificates of deposit	539,795	9,345	0.49	481,272	8,979	3.76
Total interest-bearing deposits	2,022,175	22,465	2.24	1,946,407	23,743	2.46
Other borrowed funds	291,547	5,510	3.81	337,737	7,370	4.40
Total interest-bearing liabilities	2,313,722	27,975	2.44	2,284,144	31,113	2.75
Demand deposits	384,952			381,048
Other liabilities	42,165			42,426
Total non-interest-bearing liabilities	427,117			423,474
Stockholders’ equity	360,096			330,659
Total liabilities & stockholders’ equity	3,100,935			3,038,277
Net interest income		52,620			47,154
Net interest spread (5)			3.22%			2.83%
Net interest income as a percentage of average interest-earning assets			3.69%			3.36%
Ratio of interest-earning assets to interest-bearing liabilities			124.21%			123.87%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
	Analysis of Average Balances and Interest Rates
	Three Months Ended
	June 30, 2026			June 30, 2025
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	18,626	61	1.31	17,879	102	2.31
Total short-term investments	18,626	61	1.31	17,879	102	2.31
Interest bearing time deposits at banks	3,624	28	3.10	3,820	30	3.18
Investment securities:
Taxable	359,897	3,215	3.57	381,141	2,806	2.95
Tax-exempt (3)	133,017	1,225	3.68	102,694	739	2.88
Total investment securities	492,914	4,440	3.60	483,835	3,545	2.93
Loans (2)(3)(4):
Residential mortgage loans	338,351	5,004	5.93	347,408	5,212	6.08
Construction	90,925	1,620	7.15	165,056	2,967	7.29
Commercial Loans	1,440,839	21,768	6.06	1,292,501	20,362	6.32
Agricultural Loans	373,312	5,679	6.10	358,245	4,970	5.63
Loans to state & political subdivisions	73,147	888	4.87	53,051	517	3.95
Other loans	28,176	459	6.53	73,344	1,300	7.11
Loans, net of discount	2,344,750	35,418	6.06	2,289,605	35,328	6.26
Total interest-earning assets	2,859,914	39,947	5.60	2,795,139	39,005	5.66
Cash and due from banks	9,519			9,665
Bank premises and equipment	20,686			21,836
Other assets	201,511			184,184
Total non-interest earning assets	231,716			215,685
Total assets	3,091,630			3,010,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Business Interest Checking	28,757	66	0.92	18,345	45	0.99
NOW accounts	713,343	3,264	1.84	707,715	3,742	2.14
Savings accounts	291,013	337	0.46	288,198	329	0.46
Money market accounts	445,311	2,822	2.54	447,711	3,181	2.88
Certificates of deposit	539,316	4,671	3.47	454,893	4,152	3.70
Total interest-bearing deposits	2,017,740	11,160	2.22	1,916,862	11,449	2.42
Other borrowed funds	279,088	2,651	3.81	329,154	3,652	4.50
Total interest-bearing liabilities	2,296,828	13,811	2.41	2,246,016	15,101	2.73
Demand deposits	388,265			390,102
Other liabilities	42,613			41,369
Total non-interest-bearing liabilities	430,878			431,471
Stockholders’ equity	363,924			333,337
Total liabilities & stockholders’ equity	3,091,630			3,010,824
Net interest income		26,136			23,904
Net interest spread (5)			3.19%			2.93%
Net interest income as a percentage of average interest-earning assets			3.67%			3.47%
Ratio of interest-earning assets to interest-bearing liabilities			124.52%			124.45%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-GAAP) for proper comparison using a federal statutory income tax rate of 21% for the three and six months ended June 30, 2026 and 2025.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended June 30, 2026 and 2025 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$4,272	$3,522	$8,187	$6,980
Tax equivalent adjustment	257	155	491	300
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$4,529	$3,677	$8,678	$7,280

Interest and fees on loans (non-tax adjusted)	$35,233	$35,227	$71,595	$70,783
Tax equivalent adjustment	185	101	322	204
Interest and fees on loans (tax equivalent basis)	$35,418	$35,328	$71,917	$70,987

Total interest income	$39,505	$38,749	$79,782	$77,763
Total interest expense	13,811	15,101	27,975	31,113
Net interest income	25,694	23,648	51,807	46,650
Total tax equivalent adjustment	442	256	813	504
Net interest income (tax equivalent basis)	$26,136	$23,904	$52,620	$47,154

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2026 vs 2025 (1)			Six months ended June 30, 2026 vs 2025 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$6	$(47)	$(41)	$(17)	$(64)	$(81)
Interest bearing time deposits at banks	(1)	(1)	(2)	(2)	-	(2)
Investment securities:
Taxable	(143)	552	409	(301)	875	574
Tax-exempt	250	236	486	415	492	907
Total investments	107	788	895	114	1,367	1,481
Loans:
Residential mortgage loans	(78)	(130)	(208)	(333)	(34)	(367)
Construction	(1,289)	(58)	(1,347)	(2,575)	(168)	(2,743)
Commercial Loans	2,188	(782)	1,406	4,323	(1,191)	3,132
Agricultural Loans	272	437	709	482	1,762	2,244
Loans to state & political subdivisions	232	139	371	287	239	526
Other loans	(743)	(98)	(841)	(1,543)	(319)	(1,862)
Total loans, net of discount	582	(492)	90	641	289	930
Total Interest Income	694	248	942	736	1,592	2,328
Interest Expense:
Interest-bearing deposits:
Business Interest Checking	24	(3)	21	41	(3)	38
NOW accounts	72	(550)	(478)	(124)	(1,086)	(1,210)
Savings accounts	7	1	8	(2)	-	(2)
Money Market accounts	18	(377)	(359)	316	(786)	(470)
Certificates of deposit	754	(235)	519	899	(533)	366
Total interest-bearing deposits	875	(1,164)	(289)	1,130	(2,408)	(1,278)
Other borrowed funds	(478)	(523)	(1,001)	(940)	(920)	(1,860)
Total interest expense	397	(1,687)	(1,290)	190	(3,328)	(3,138)
Net interest income	$297	$1,935	$2,232	$546	$4,920	$5,466

(1)
The portion of the total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $47,154,000 for the six month period ended June 30, 2025 to $52,620,000 for the six month period ended June 30, 2026, an increase of $5,466,000. This increase was a result of an increase of $546,000 due to a change in volume as average interest-earning assets increased $44,441,000 due to organic loan growth throughout our market areas and investment purchases. As a result of the lower market interest rates, the yield on average interest bearing liabilities decreased 31 basis points from 2.75% to 2.44% resulting in a decrease in interest expense of $3,328,000. The tax equivalent net interest margin increased from 3.36% for the first six months of 2025 to 3.69% for the comparable period in 2026. The increase was primarily caused by the decrease in the cost of interest-bearing liabilities due to lower market interest rates in 2026 compared to 2025.

Index
Total tax equivalent interest income for the 2026 six month period increased $2,328,000 as compared to the 2025 six month period. This increase was a result of an increase of $736,000 due to a change in volume as average interest-earning assets increased $44,441,000. The yield on interest earning assets increased from 5.58% to 5.66% resulting in an increase in interest income of $1,592,000.

Tax equivalent investment income for the six months ended June 30, 2026 increased $1,481,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 59 basis points to 3.48%.

•
The average balance of taxable securities decreased $22,772,000, which resulted in a decrease in investment income of $301,000. The yield on taxable securities increased 50 basis points from 2.92% to 3.42% as a result of lower yielding securities maturing and purchases made in a higher market rate environment. This resulted in an increase in investment income of $875,000.

•
The average balance of tax-exempt securities increased $26,202,000, which resulted in an increase in investment income of $415,000. The yield on tax-exempt securities increased 84 basis points from 2.78% to 3.62%. This resulted in an increase in investment income of $492,000. For a discussion of the Company’s current investment strategy, see “Financial Condition – Investments”.

Total loan interest income increased $930,000 for the six months ended June 30, 2026 compared to the same period last year, as a result of higher volume.

•
Interest income on residential mortgage loans decreased $367,000. The change due to rate was a decrease of $34,000 as the average yield on residential mortgages decreased from 5.95% to 5.94%. The average balance of residential mortgage loans decreased $11,327,000. This resulted in a decrease of $333,000 on total interest income due to volume.

•
The average balance of construction loans decreased $73,871,000 as a result of projects in our Delaware market and the southeast Pennsylvania market being completed and the related construction loans either transferring to other portfolios or being paid off. This resulted in a decrease of $2,575,000 on total interest income due to volume. The change due to rate was a decrease of $168,000 as the average yield on construction loans decreased from 7.23% to 7.02% as a result of a decrease in market interest rates in 2025 and the first half of 2026.

•
The average balance of commercial loans increased $144,343,000 from a year ago. The growth was primarily attributable to completed construction projects converting to permanent financing and growth in our Delaware and south central Pennsylvania markets. This had a positive impact of $4,323,000 on total interest income due to volume. The yield decreased 0.20% to 6.11% as a result of a decrease in market interest rates in 2025 and the first half of 2026, which decreased loan interest income $1,191,000.

•
Interest income on agricultural loans increased $2,244,000 from 2025 to 2026. The yield increased 96 basis points to 6.43% as a result of lower yielding loans maturing and repricing at higher rates and the pay-off of a loan relationship that was previously on non-accrual status during the first quarter of 2026, which increased loan interest income $1,762,000. The average balance of agricultural loans increased $17,120,000 from a year ago, resulting in an increase in interest income of $482,000.

•
The average balance of loans to state and political subdivisions increased $13,330,000 from a year ago. The growth was primarily attributable to industrial development loans originated in 2026. This had a positive impact of $287,000 on total interest income due to volume. The yield increased 0.81% to 4.72% as a result of the originations in 2026, which increased loan interest income $239,000.

Index
•
The average balance of other loans decreased $46,414,000 as a result of outstanding student loans. This resulted in a decrease of $1,543,000 on total interest income due to volume. The average yield of other loans decreased 63 basis points to 6.60% as a result of a decrease in market interest rates in 2025 and the first half of 2026 resulting in a decrease in income of $319,000.

Total interest expense decreased $3,138,000 for the six months ended June 30, 2026 compared with the same period last year as a result of a decrease in rate on interest-bearing liabilities. Interest expense increased $190,000 due to volume as a result of an increase in interest bearing liabilities of $29,578,000. The average rate paid on interest-bearing liabilities decreased from 2.75% to 2.44%. The decrease was driven by the Federal Reserve cutting interest rate in the second half of 2025, which caused interest expense to decrease $3,328,000.
•
The average balance of interest bearing deposits increased $75,768,000 from June 30, 2025 to June 30, 2026. The increase was due to organic growth across all regions of the Company’s market areas. The effect of these volume changes was an increase in interest expense of $1,130,000. The average rate paid on interest bearing deposits was 2.24% for the first six months of 2026 and 2.46% for the comparable period in 2025. This resulted in a decrease in interest expense of $2,408,000. The decrease was due to the Federal Reserve decreasing the Federal funds target interest rate during the second half of 2025.

•
The average balance of other borrowed funds decreased $46,190,000. This resulted in a decrease in interest expense of $940,000. There was a decrease in the average rate paid on other borrowed funds from 4.40% to 3.81% due to the interest rate decreases by the Federal Reserve in the second half of 2025 that decreased borrowings costs, resulting in a decrease in interest expense of $920,000.

Tax equivalent net interest income for the three months ended June 30, 2026 was $26,136,000 which compares to $23,904,000 for the same period last year.  This represents an increase of $2,232,000, or 9.3% and was primarily caused by a decrease in the rate paid on interest-bearing liabilities due to the Federal funds target interest rate cuts made by the Federal Reserve in the second half of 2025.

Total tax equivalent interest income was $39,947,000 for the three month period ended June 30, 2026, compared to $39,005,000 for the comparable period last year, an increase of $942,000. This increase was a result of an increase of $694,000 due to a change in volume as average interest-earning assets increased $64,775,000 due to organic loan growth. As a result of lower yielding investments maturing and investment security purchases, the yield on average investment securities increased 67 basis points from 2.93% to 3.60%, which facilitated an overall increase in interest income of $248,000.

Tax equivalent investment income for the three months ended June 30, 2026 increased $895,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 67 basis points to 3.60%.

•
The average balance of taxable securities decreased $21,244,000, which resulted in a decrease in investment income of $143,000. The yield on taxable securities increased 62 basis points from 2.95% to 3.57% as a result of lower yielding securities maturing and purchases made in a higher market rate environment. This resulted in an increase in investment income of $552,000.

•
The average balance of tax-exempt securities increased $30,323,000, which resulted in an increase in investment income of $250,000. The yield on tax-exempt securities increased 80 basis points from 2.88% to 3.68%. This resulted in an increase in investment income of $236,000.

Total loan interest income increased $90,000 for the three months ended June 30, 2026 compared to the same period last year, as a result of higher volume.

Index
•
Interest income on residential mortgage loans decreased $208,000. The change due to rate was a decrease of $130,000 as the average yield on residential mortgages decreased from 6.08% to 5.93%. The average balance of residential mortgage loans decreased $9,057,000. This resulted in a decrease of $78,000 on total interest income due to volume.

•
The average balance of construction loans decreased $74,131,000 as a result of projects in our Delaware and southeast Pennsylvania markets being completed and the related construction loans either transferring to other portfolios or being paid off. This resulted in a decrease of $1,289,000 on total interest income due to volume. The change due to rate was a decrease of $58,000 as the average yield on construction loans decreased from 7.29% to 7.15% as a result of a decrease in market interest rates in the last quarter of 2025 and the first half of 2026.

•
The average balance of commercial loans increased $148,338,000 from a year ago. The growth was primarily attributable to completed construction projects converting to permanent financing and growth in our Delaware and south central Pennsylvania markets. This had a positive impact of $2,188,000 on total interest income due to volume. The yield decreased 26 basis point to 6.06% as a result of a decrease in market interest rates in the last quarter of 2025 and the first quarter of 2026, which decreased loan interest income $782,000.

•
Interest income on agricultural loans increased $709,000 from 2025 to 2026. The yield increased 47 basis points to 6.10% as a result of lower yielding loans maturing and repricing at a higher yield, which increased loan interest income $437,000. The average balance of agricultural loans increased $15,067,000 from a year ago, resulting in an increase in interest income of $272,000.

•
The average balance of loans to state and political subdivisions increased $20,096,000 from a year ago. The growth was primarily attributable to industrial development loans originated in 2026. This had a positive impact of $232,000 on total interest income due to volume. The yield increased 92 basis points to 4.87% as a result of the originations in 2026, which increased loan interest income $139,000.

•
The average balance of other loans decreased $45,168,000 as a result of outstanding student loans. This resulted in a decrease of $743,000 on total interest income due to volume. The average yield of other loans decreased 58 basis points to 6.53% due to the lower market  rate environment in the first half of 2026, resulting in a decrease in income of $98,000.

Total interest expense decreased $1,290,000 for the three months ended June 30, 2026 compared with the comparative period last year as a result of a decrease in rate on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased from 2.73% to 2.41%. The decrease was driven by the Federal Reserve cutting the Federal funds target interest rate in the second half of 2025, which caused interest expense to decrease $1,687,000.
•
The average balance of interest bearing deposits increased $100,878,000 from June 30, 2025 to June 30, 2026. The increase was due to organic growth experienced in 2025 and 2026. The effect of these volume changes was an increase in interest expense of $875,000 due to increases in business interest checking, NOW accounts, savings accounts and certificates of deposits, which were offset by decreases in money market accounts. The average rate paid on interest bearing deposits was 2.22% for the three months ended June 30, 2026 and 2.42% for the comparable period in 2025. This resulted in a decrease in interest expense of $1,164,000, driven by decreases in NOW accounts, money market accounts and certificates of deposits. The decreased rates were due to the Federal Reserve decreasing interest rates during the second half of 2025.

•
The average balance of other borrowed funds decreased $50,066,000. This resulted in a decrease in interest expense of $478,000. There was a decrease in the average rate paid on other borrowed funds from 4.50% to 3.81% due to the interest rate decreases by the Federal Reserve that decreased borrowings costs resulting in a decrease in interest expense of $523,000.

Index
Provision for Credit Losses

For the six month period ended June 30, 2026, we recorded a provision for credit losses of $1,000,000, which represents a decrease of $375,000 from the $1,375,000 provision recorded in the corresponding six months of last year. The decrease in the provision is due to the updated loss driver analysis completed in the first quarter of 2026 offset by increases in qualitative factors related international and national economic conditions related to the Iran conflict and the impact it may have on agricultural loans due to higher diesel and fertilizer prices and an increase in the qualitative factor for changes in the volume and severity of past due loans for commercial relationships due to the increase in non-accrual loans. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

For the three months ended June 30, 2026, we recorded a provision for credit losses of $500,000, which represents a decrease of $250,000 from the $750,000 provision recorded in the corresponding three months of last year. The decrease in the provision in 2026 compared to 2025 was due to the same factors impacting the six month change.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,		Change
	2026	2025	Amount	%
Service charges	$1,388	$1,303	$85	6.5
Trust	200	183	17	9.3
Brokerage and insurance	640	627	13	2.1
Gains on loans sold	621	739	(118)	(16.0)
Equity security gains, net	96	32	64	200.0
Earnings on bank owned life insurance	787	355	432	121.7
Other	282	426	(144)	(33.8)
Total	$4,014	$3,665	$349	9.5

	Six months ended June 30,		Change
	2026	2025	Amount	%
Service charges	$2,712	$2,594	$118	4.5
Trust	435	407	28	6.9
Brokerage and insurance	1,209	1,310	(101)	(7.7)
Gains on loans sold	886	1,011	(125)	(12.4)
Equity security gains, net	115	21	94	447.6
Earnings on bank owned life insurance	1,357	701	656	93.6
Other	990	1,048	(58)	(5.5)
Total	$7,704	$7,092	$612	8.6

Non-interest income for the six months ended June 30, 2026 totaled $7,704,000, an increase of $612,000 when compared to the same period in 2025. For the three months ended June 30, 2026, non-interest income increased $349,000 to $4,014,000. During the first six months of 2026, net equity security gains amounted to $115,000 as a result of market gains associated with general banking stock gains compared with a $21,000 gain in the comparable 2025 period associated with market conditions for that period. There were no sales of available for sale securities  during the first six months of 2026 or 2025.

The decrease in gains on loans sold for the three and six month periods ended June 30, 2026 compared to 2025 is attributable to a decrease in volume and lower market prices on the loans sold in 2026 compared to 2025. The increase in earnings on bank owned life insurance for the three and six month periods is due to purchasing $22.0 million of additional insurance in January of 2026 and death benefits received in the second quarter of 2026 upon the passing of a former employee. The decrease in brokerage and insurance commissions for the six month period was due to the resignation of a broker in the third quarter of 2025.

Index
Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,		Change
	2026	2025	Amount	%
Salaries and employee benefits	$10,272	$9,976	$296	3.0
Occupancy	1,289	1,182	107	9.1
Furniture and equipment	336	318	18	5.7
Professional fees	528	525	3	0.6
FDIC insurance	370	495	(125)	(25.3)
Pennsylvania shares tax	340	305	35	11.5
Amortization of intangibles	105	127	(22)	(17.3)
Software expenses	429	453	(24)	(5.3)
ORE expenses (recovery)	194	73	121	165.8
Other	3,004	2,693	311	11.5
Total	$16,867	$16,147	$720	4.5

	Six months ended June 30,		Change
	2026	2025	Amount	%
Salaries and employee benefits	$20,548	$20,265	$283	1.4
Occupancy	2,701	2,538	163	6.4
Furniture and equipment	623	583	40	6.9
Professional fees	1,068	1,042	26	2.5
FDIC insurance	765	945	(180)	(19.0)
Pennsylvania shares tax	717	624	93	14.9
Amortization of intangibles	211	254	(43)	(16.9)
Software expenses	884	885	(1)	(0.1)
ORE expenses	390	192	198	103.1
Other	5,561	5,247	314	6.0
Total	$33,468	$32,575	$893	2.7

Non-interest expenses increased $893,000, or 2.7% for the six months ended June 30, 2026 compared to the same period in 2025. Salaries and employee benefits increased $283,000 or 1.4%. Full time equivalent employees (FTE) increased 8.3 or 2.2% when comparing 2026 to 2025. This increase in headcount in addition to merit increases resulted in payroll and payroll taxes increasing by $494,000. Due to actuarial assumptions, post retirement benefits decreased $84,000. As a result of the decrease in brokerage and insurance commissions due to the resignation of a broker in the third quarter of 2025, commission expense decreased $131,000.

Occupancy expenses for the three and six month periods increased due to higher lease expense, depreciation and utility expenses. Other expenses increased due to operational charge-offs due to fraud related activity for both the three and six month periods. The decrease in FDIC expense for the periods presented is due to an increase in the Bank’s leverage ratio in 2026 compared to 2025.

Provision for Income Taxes

The provision for income taxes was $4,480,000 for the six month period ended June 30, 2026 compared to $3,708,000 for the same period in 2025. The increase is primarily attributable to the increase in income before the provision for income taxes of $5,251,000 for the comparable periods due increase in net interest income after the provision for credit losses. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 17.9% and 19.1% for the first six months of 2026 and 2025, respectively, compared to the federal statutory rate of 21%.

For the three months ended June 30, 2026, the provision for income taxes was $2,154,000 compared to $1,953,000 for the same period in 2025. The increase is primarily attributable to the increase in income before the provision for income taxes of $1,925,000 for the comparable periods due to the increase in net interest income. Our effective tax rate was 17.5% and 19.1% for the three months ended June 30, 2026 and 2025, respectively.

Index
We are invested in eight limited partnerships that have established low-income housing projects in our market areas, with our most recent investments made in the second quarter of 2026. We are currently recognizing credits on three projects and expect to recognize credits on the most recent investment in 2027. The remaining four partnership credits are fully utilized as of December 31, 2024. We anticipate recognizing an aggregate of $7.4 million of tax credits over the next 11 years.

Financial Condition

Total assets were $3.19 billion at June 30, 2026, an increase of $127.6 million from $3.06 billion at December 31, 2025, due primarily to an increase in investments and loans.  Cash and cash equivalents increased $5.1 million to $39.4 million. Available for sale securities increased $46.6 million. Net loans increased $43.7 million, while loans held for sale increased $1.0 million. Total deposits increased $17.6 million to $2.39 billion since year-end 2025, while borrowed funds increased $84.6 million to $394.0 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $39.4 million at June 30, 2026 compared to $34.3 million at December 31, 2025. The increase is due to an increase in the cash held at the Federal Reserve.  Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$42,890	8.7	$49,755	11.1
U. S. Treasury notes	75,284	15.3	82,654	18.5
Obligations of state & political subdivisions	133,040	27.0	115,886	26.0
Corporate obligations	5,869	1.2	11,297	2.5
Mortgage-backed securities in government sponsored entities	234,228	47.4	185,149	41.5
Equity securities	1,930	0.4	1,815	0.4
Total	$493,241	100.0	$446,556	100.0

	June 30, 2026/
	December 31, 2025
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(6,865)	(13.8)
U. S. Treasury notes	(7,370)	(8.9)
Obligations of state & political subdivisions	17,154	14.8
Corporate obligations	(5,428)	(48.0)
Mortgage-backed securities in government sponsored entities	49,079	26.5
Equity securities	115	6.3
Total	$46,685	10.5

Index
Our investment portfolio increased by $46.7 million, or 10.5%, from December 31, 2025 to June 30, 2026. During 2026, we purchased $68.3 million of mortgage-backed securities in U.S government sponsored entities and $20.5 million of state and political subdivision bonds. We experienced $15.2 million of principal repayments and $26.0 million of calls and maturities. As a result of increases in market interest rates, the unrealized loss on the available for sale investment portfolio increased $1.1 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ended June 30, 2026 yielded 3.48%, compared to 2.89% in the comparable period in 2025, on a tax equivalent basis.

The investment strategy for 2026 has been to utilize cashflows from the investment portfolio to repurchase investments, as well as a leverage investment strategy to purchase primarily in mortgage backed and municipal securities. This strategy has focused on increasing the yield of the investment portfolio as investment yields are near the top of the trading range compared to recent historical averages. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans Held for Sale

Loans held for sale increased $1.0 million to $10.4 million as of June 30, 2026 from December 31, 2025 due to the second quarter typically having more residential real estate sales than the fourth quarter. For loans sold on the secondary market, the Company recognizes fee income for servicing certain sold loans, which is included in non-interest income.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30,		December 31,
	2026		2025
	Amount	%	Amount	%
Real estate:
Residential	$337,628	14.1	$340,972	14.5
Commercial	1,267,682	52.9	1,218,514	51.8
Agricultural	357,643	14.9	347,448	14.8
Construction	93,241	3.9	93,965	4.0
Consumer	39,623	1.7	88,210	3.8
Other commercial loans	180,997	7.6	179,166	7.6
Other agricultural loans	29,746	1.2	30,247	1.3
State & political subdivision loans	88,468	3.7	52,100	2.2
Total loans	2,395,028	100.0	2,350,622	100.0
Less allowance for credit losses	(23,559)		(22,806)
Net loans	$2,371,469		$2,327,816

Index
	June 30, 2026/
	December 31, 2025
	Change
	Amount	%
Real estate:
Residential	$(3,344)	(1.0)
Commercial	49,168	4.0
Agricultural	10,195	2.9
Construction	(724)	(0.8)
Consumer	(48,587)	(55.1)
Other commercial loans	1,831	1.0
Other agricultural loans	(501)	(1.7)
State & political subdivision loans	36,368	69.8
Total loans	$44,406	1.9

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

Loan activity increased in the second quarter of 2026 with growth experienced across most markets even after a large pay-off in our Delaware market. This activity offset the seasonal decrease in consumer loans that is anticipated in the first or second quarter of a year.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of June 30, 2026, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 297.2% of consolidated risk based capital. Construction, land and land development loans represented 29.6% of consolidated risk based capital as of June 30, 2026. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital and may adversely affect shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios. The Company continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans. As of June 30, 2026, management believes that it has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Index
Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by owner occupied status and by non-owner occupied status as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate	Amount	%	Amount	%	Amount	%
Multifamily Rental	$-	0.00%	$201,954	15.93%	$201,954	15.93%
Residential Rental and Speculation	6,609	0.52%	187,465	14.79%	194,074	15.31%
Retail	42,632	3.36%	125,853	9.93%	168,485	13.29%
Mixed Use	13,873	1.09%	93,133	7.35%	107,006	8.44%
Hotel/Motel	-	0.00%	104,775	8.27%	104,775	8.27%
Office	13,995	1.10%	82,511	6.51%	96,506	7.61%
Industrial/Flex/Warehouse	26,780	2.11%	64,549	5.09%	91,329	7.20%
Specialty	53,121	4.19%	24,907	1.96%	78,028	6.16%
Land	2,486	0.20%	52,190	4.12%	54,676	4.31%
Student Housing	-	0.00%	51,709	4.08%	51,709	4.08%
Amusement/Entertainment	25,192	1.99%	819	0.06%	26,011	2.05%
Self Storage	788	0.06%	23,833	1.88%	24,621	1.94%
Schools/Higher Ed/Vocational	6,741	0.53%	12,984	1.02%	19,725	1.56%
Food and beverage	16,948	1.34%	1,201	0.09%	18,149	1.43%
Medical office	8,896	0.70%	7,350	0.58%	16,246	1.28%
Senior Living	-	0.00%	6,334	0.50%	6,334	0.50%
Healthcare/Hospitals	4,603	0.36%	-	0.00%	4,603	0.36%
Other	600	0.05%	2,851	0.22%	3,451	0.27%
Total	$223,264	17.61%	$1,044,418	82.39%	$1,267,682	100.00%
	December 31, 2025
	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate:	Amount	%	Amount	%	Amount	%
Residential Rental and Speculation	$7,636	0.63%	$185,033	15.19%	$192,669	15.81%
Multifamily Rental	-	0.00%	185,860	15.25%	185,860	15.25%
Retail	41,287	3.39%	123,523	10.14%	164,810	13.53%
Mixed Use	14,699	1.21%	87,757	7.20%	102,456	8.41%
Hotel/Motel	-	0.00%	98,063	8.05%	98,063	8.05%
Office	14,224	1.17%	67,660	5.55%	81,884	6.72%
Industrial/Flex/Warehouse	21,865	1.79%	57,323	4.70%	79,188	6.50%
Specialty	51,019	4.19%	24,785	2.03%	75,804	6.22%
Land	2,425	0.20%	55,709	4.57%	58,134	4.77%
Student Housing	-	0.00%	52,797	4.33%	52,797	4.33%
Amusement/Entertainment	30,632	2.51%	837	0.07%	31,469	2.58%
Self Storage	479	0.04%	24,166	1.98%	24,645	2.02%
Schools/Higher Ed/Vocational	6,918	0.57%	13,187	1.08%	20,105	1.65%
Food and beverage	14,999	1.23%	1,221	0.10%	16,220	1.33%
Medical office	8,636	0.71%	7,521	0.62%	16,157	1.33%
Healthcare/Hospitals	6,748	0.55%	-	0.00%	6,748	0.55%
Senior Living	-	0.00%	6,529	0.54%	6,529	0.54%
Other	2,351	0.19%	2,625	0.22%	4,976	0.41%
Total	$223,918	18.38%	$994,596	81.62%	$1,218,514	100.00%

Index
The following table provides a breakdown of our construction loan portfolio by collateral type as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026		December 31, 2025
Construction	Amount	%	Amount	%
Residential	$30,609	32.83%	$32,732	34.83%
Agricultural and land	22,017	23.61%	10,432	11.10%
Industrial/Flex/Warehouse	17,116	18.36%	19,586	20.84%
Multifamily	7,908	8.48%	24,844	26.44%
Office	5,549	5.95%	3,148	3.35%
Specialty	2,864	3.07%	398	0.42%
Hotel/Motel	2,584	2.77%	-	0.00%
Senior Living	1,576	1.69%	-	0.00%
Food and beverage	1,482	1.59%	1,519	1.62%
Mixed Use	760	0.82%	558	0.59%
Self Storage	475	0.51%	476	0.51%
Retail	157	0.17%	150	0.16%
Other	144	0.15%	122	0.13%
Total	$93,241	100.00%	$93,965	100.00%

The Company obtains an independent appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio (“LTV”). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026				December 31, 2025
LTV Range	Number of Loans	Amount	%	LTV Range	Number of Loans	Amount	%
0%-25%	910	$166,877	13.16%	0%-25%	832	$177,207	14.54%
25.01%-50%	591	440,139	34.72%	25.01%-50%	550	387,019	31.76%
50.01%-60%	285	227,162	17.92%	50.01%-60%	289	226,199	18.56%
60.01%-70%	335	271,669	21.43%	60.01%-70%	340	273,932	22.48%
70.01%-75%	120	121,755	9.60%	70.01%-75%	132	117,272	9.62%
75.01%-80%	52	32,843	2.59%	75.01%-80%	44	30,080	2.47%
>80%	5	7,237	0.57%	>80%	5	6,805	0.56%
Total	2,298	$1,267,682	100.00%	Total	2,192	$1,218,514	100.00%

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

Index
Allowance for Credit Losses - Loans

The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $23,559,000 or 0.98% of total loans as of June 30, 2026 as compared to $22,806,000 or 0.97% of loans as of December 31, 2025. The $753,000 increase is a result of a $722,000 provision for credit losses – loans plus net recoveries of $31,000. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30,		December 31,
	2026		2025
	Amount	%	Amount	%
Real estate loans:
Residential	$2,671	14.1	$3,112	14.5
Commercial	11,006	52.9	10,017	51.8
Agricultural	4,411	14.9	4,841	14.8
Construction	913	3.9	916	4.0
Consumer	1,191	1.7	1,201	3.8
Other commercial loans	3,037	7.6	2,534	7.6
Other agricultural loans	190	1.2	115	1.3
State & political subdivision loans	106	3.7	55	2.2
Unallocated	34	N/A	15	N/A
Total allowance for loan losses	$23,559	100.0	$22,806	100.0

The following table provides information related to credit loss experience and loan quality for the six months ended June 30, 2026 and the year ended December 31, 2025 (dollars in thousands).

June 30, 2026	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$(453)	$12	$337,899	0.00%	0.79%	1.27%	62.22%
Commercial	989	-	1,248,377	0.00%	0.87%	1.81%	47.99%
Agricultural	(430)	-	344,336	0.00%	1.23%	0.60%	207.19%
Construction	(3)	-	90,381	0.00%	0.98%	1.32%	74.41%
Consumer	(2)	(8)	62,784	(0.01%)	3.01%	2.55%	117.92%
Other commercial loans	476	27	179,140	0.02%	1.68%	4.56%	36.78%
Other agricultural loans	75	-	30,345	0.00%	0.64%	1.67%	38.15%
State & political subdivision loans	51	-	66,719	0.00%	0.12%	0.00%	NA
Unallocated	19	-	-	NA	NA	NA	NA
Total	$722	$31	$2,359,981	0.00%	0.98%	1.68%	58.39%

December 31, 2025	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$1,172	$-	$346,313	0.00%	0.91%	1.01%	90.39%
Commercial	883	(40)	1,153,166	0.00%	0.82%	0.94%	87.13%
Agricultural	1,312	-	334,201	0.00%	1.39%	0.62%	225.69%
Construction	(486)	-	135,920	0.00%	0.97%	0.55%	177.52%
Consumer	149	(286)	96,097	(0.30%)	1.36%	0.87%	155.97%
Other commercial loans	(777)	(455)	167,670	(0.27%)	1.41%	4.37%	32.37%
Other agricultural loans	(18)	-	28,679	0.00%	0.38%	1.33%	28.54%
State & political subdivision loans	(6)	-	52,730	0.00%	0.11%	0.00%	NA
Unallocated	(341)	-	-	NA	NA	NA	NA
Total	$1,888	$(781)	$2,314,776	(0.03%)	0.97%	1.13%	85.73%

The credit loss expense for the first six months of 2026 was driven by the economic forecast and the annual update of the loss driver analysis, as well as the Iran war. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2025.

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of June 30, 2026. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, credit loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Credit Losses - Loans” to the consolidated financial statements.

The following table is a summary of our non-performing assets as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
(dollars in thousands)	2026	2025
Non-performing loans:
Non-accruing loans	$40,350	$26,602
Accrual loans - 90 days or more past due	657	229
Total non-performing loans	41,007	26,831
Foreclosed assets held for sale	2,358	2,358
Total non-performing assets	$43,365	$29,189

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2025 to June 30, 2026 in non-performing loans (in thousands).  Non-performing loans include  accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

Index
	June 30, 2026				December 31, 2025
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$1,314	$27	$4,293	$4,320	$3,168	$151	$3,443	$3,594
Commercial	5,353	392	22,935	23,327	4,394	-	11,497	11,497
Agricultural	1,259	-	2,129	2,129	1,178	55	2,145	2,200
Construction	-	-	1,227	1,227	-	-	516	516
Consumer	248	3	1,010	1,013	309	15	770	785
Other commercial loans	269	5	8,258	8,263	203	8	7,828	7,836
Other agricultural loans	252	230	498	728	17	-	403	403
Total nonperforming loans	$8,695	$657	$40,350	$41,007	$9,269	$229	$26,602	$26,831

	Change in Non-Performing Loans
	June 30, 2026 /December 31, 2025
(in thousands)	Amount	%
Real estate:
Residential	$726	20.2
Commercial	11,830	102.9
Agricultural	(71)	(3.2)
Construction	711	137.8
Consumer	228	29.0
Other commercial loans	427	5.4
Other agricultural loans	325	80.6
Total nonperforming loans	$14,176	52.8

Nonperforming loans increased $14.2 million during the first six months of 2026. The increase from December 31, 2025 is primarily due to six commercial real estate loan relationships and one construction real estate loan relationship, that total approximately $12.2 million, being placed on non-accrual status during the first  half of 2026 due to becoming more than 90 days past due. All non-performing commercial, agricultural and construction loans are reviewed on an individual basis to determine the need for a specific reserve at quarter end. In addition, non-performing residential loans with a balance in excess of $150,000 are individually evaluated. The specific reserves for these non-performing loans as of June 30, 2026 and December 31, 2025 was $1,413,000 and $1,039,000, respectively. In addition, the Bank policy is to reserve 100% of all non-performing student loans. The reserve for these loans was $1,010,000 and $770,000 as of June 30, 2026 and December 31, 2025, respectively.

Management believes that the allowance for credit losses - loans at June 30, 2026 was adequate at that date, which was based on the following factors:
•	Specific reserves for non-performing loans total $1,860,000.
•	The Company has a history of low charge-offs, which were 0.00% of average loans on an annualized basis for 2026 and 0.03% for 2025.

Bank Owned Life Insurance

The Company owns bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of June 30, 2026, and December 31, 2025, the cash surrender value of the life insurance was $74.5 million and $51.5 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $1,357,000 and $701,000 for the six month periods ended June 30, 2026 and 2025, respectively. During the six months of 2026 and 2025, the Company received proceeds of $393,000 and $272,000, respectively, which included death benefits of $137,000 during 2026 on a former employee of the Company. During the first quarter of 2026, the Bank purchased $22.0 million of additional bank owned life insurance policies. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Index
The Company policies that were purchased directly from insurance companies and acquired as part of the HVBC acquisition are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of an acquisition in 2015 provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of June 30, 2026 and December 31, 2025, included in other liabilities on the Consolidated Balance Sheet was a liability of $537,000 and $529,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $338,000 to $20,660,000 as of June 30, 2026 from December 31, 2025 as a result of depreciation.

Other assets

Other assets increased $9.2 million to $62.3 million as of June 30, 2026 from December 31, 2025. The primary drivers of the increase were a participation receivable of $7.5 million related to a loan that closed on June 30, 2026 and an increase of $873,000 in FHLB stock due to an increase in outstanding borrowings.

Deposits

The following table shows the composition of deposits as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30,		December 31,
	2026		2025
	Amount	%	Amount	%
Non-interest-bearing deposits	$495,914	20.7	$516,657	21.7
Interest bearing demand deposits	32,949	1.4	25,576	1.1
NOW accounts	609,584	25.5	593,825	25.0
Savings deposits	296,211	12.4	286,554	12.1
Money market deposit accounts	442,604	18.5	480,509	20.2
Certificates of deposit	517,275	21.5	473,858	19.9
Total	$2,394,537	100.0	$2,376,979	100.0

	June 30, 2026/
	December 31, 2025
	Change
	Amount	%
Non-interest-bearing deposits	$(20,743)	(4.0)
Interest bearing demand deposits	7,373	28.8
NOW accounts	15,759	2.7
Savings deposits	9,657	3.4
Money market deposit accounts	(37,905)	(7.9)
Certificates of deposit	43,417	9.2
Total	$17,558	0.7

Index
Deposits increased $17.6 million since December 31, 2025. The increase in deposits was driven by an increase in certificates of deposits as customers look to maximize their interest return, which continues the pattern of customer funds being transferred to higher-yielding investment alternatives. Brokered deposits totaled $56.5 million and $60.0 million as of June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the Bank estimates that balances held by customers in excess of the FDIC insurance limit ($250,000 per insured account) totaled $1.11 billion, or 46.5% of the Bank’s total deposits. Included in this balance are balances held through Intrafi, which provides customers with additional FDIC insurance, as well as deposits collateralized by securities or letters of credit (almost exclusively municipal deposits). The total of these items was $547.1 million, or 22.8% of the Bank’s total deposits, as of June 30, 2026.

Borrowed Funds

Borrowed funds were $394.0 million and $309.4 million as of June 30, 2026 and December 31, 2025, respectively. The increase in borrowed funds was due to the increase in investments, loans and bank owned life insurance exceeding deposit growth through June 30, 2026.

The Company’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a declining market interest rate environment. The Company’s daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

Other liabilities

Other liabilities increased $10.6 million to $43.4 million as of June 30, 2026 from December 31, 2025. The primary driver of the increase were participation payables of $10.6 million related loans that paid off on June 30, 2026.

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

Total stockholders’ equity was $352,833,000 at June 30, 2026 compared to $338,051,000 at December 31, 2025, an increase of $14,782,000, or 4.4%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $15,767,000, or 4.5%. The accumulated comprehensive loss decreased $985,000, which was primarily the result of the increase in fair value of the Company’s available for sale investment portfolio caused by the decrease in longer term market interest rates in the first half of 2026. For the first six months of 2026, the Company had net income of $20,563,000 and declared cash dividends of $4,853,000, or $1.01 per share, representing a cash dividend payout ratio of 23.6%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments due to changes in market interest rates. As a result of the decrease in longer term market interest rates, accumulated other comprehensive loss decreased approximately $985,000 from December 31, 2025.

Index
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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. There is a two quarter grace period for a qualifying community bank to return to 9% as long as the CBLR is at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At June 30, 2026 and December 31, 2025, the Bank leverage ratio under the CBLR framework was 9.64% and 9.54%, respectively, which meet the 9.0% requirement to be considered “well-capitalized” under the CBLR.

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Commitments to extend credit	$579,529	$503,969
Standby letters of credit	12,601	11,612
	$592,130	$515,581

Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$1,441	$676

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one-time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2026 and December 31, 2025 was $12,136,000 and $12,207,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

Index
The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2026 were $412,000 compared to $1,080,000 during the same time period in 2025.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $1.13 billion, of which $522.7 million was outstanding, at June 30, 2026. The Bank also has two federal funds lines with third party providers for $34.0 million as of June 30, 2026, which are unsecured and were undrawn upon as of June 30, 2026. The Company also has a borrower in custody line with the Federal Reserve Bank of approximately $11.7 million, which also was not drawn upon as of June 30, 2026. The Company has a $15.0 million line of credit with a New York community bank, which also was not drawn upon as of June 30, 2026. The Company is not in compliance with one of the covenants associated with the $15.0 million line as of June 30, 2026. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2026, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $5.9 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At June 30, 2026, the Company has equity securities that represent only 0.06% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities. Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2026 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-300 Shock	119,173	9,249	8.41
-200 Shock	114,971	5,047	4.59
-100 Shock	111,984	2,060	1.87
Base	109,924	-	-
+100 Shock	108,132	(1,792)	(1.63)
+200 Shock	105,542	(4,382)	(3.99)
+300 Shock	103,088	(6,836)	(6.22)
+400 Shock	100,575	(9,349)	(8.50)

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

Index
(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. At June 30, 2026, the risk factors of the Company have not changed materially from those reported in our 2025 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/26 to 4/30/26	1,090	$64.25	1,090	200,000
5/1/26 to 5/31/26	-	$0.00	-	200,000
6/1/26 to 6/30/26	962	$68.50	962	199,038
Total	2,052	$66.24	2,052	199,038

(1)
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

Index
Additionally, during the quarter ended June 30, 2026, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the Amended and Restated First Citizens Community Bank Annual Incentive Plan. Additionally, during the quarter ended June 30, 2026, certain employees resigned from the Company and forfeited unvested restricted shares awarded to them through the Amended and Restated First Citizens Community Bank Annual Incentive Plan.

Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6 ‑ Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Restated Articles of Incorporation of Citizens Financial Services, Inc. (1)

3.2	Articles of Amendment of Restated Articles of Incorporation of Citizens Financial Services, Inc. (2)

3.3	Bylaws of Citizens Financial Services, Inc. (3)

3.4	Amendment No. 1 to Amended and Restated Bylaws of Citizens Financial Services, Inc. (4)

4.1	Form of Common Stock Certificate. (5)

10.1	Citizens Financial Services, Inc. 2026 Equity Incentive Plan (6)

10.2	Fourth Amendment to First Citizens Community Bank Supplemental Executive Retirement Plan (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  June 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

(6) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 22, 2026.

(7) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 22, 2026.

Index
Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens Financial Services, Inc.
(Registrant)

August 6, 2026	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)