Form 10-Q
period 2026-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2026-11-05
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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

The number of outstanding shares of the Registrant’s Common Stock, as of October 29, 2026, was 4,810,685.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	September 30, 2026	December 31, 2025
ASSETS:
Cash and due from banks:
Noninterest-bearing	$18,187	$23,933
Interest-bearing	9,171	10,358
Total cash and cash equivalents	27,358	34,291
Interest bearing time deposits with other banks	3,076	3,820
Equity securities	2,951	1,815
Available-for-sale securities	477,571	444,741

Loans held for sale - Residential Mortgages	12,559	9,393
Loans held for sale - Student Loans	245,283	79,351

Loans (net of allowance for credit losses: 2026 $23,786 and 2025, $22,806)	2,363,910	2,248,465

Premises and equipment	20,569	20,998
Accrued interest receivable	13,183	10,698
Goodwill	85,758	85,758
Bank owned life insurance	75,130	51,501
Other intangibles	1,812	2,221
Derivative assets	8,259	6,927
Deferred tax asset	14,525	11,440
Other assets	61,095	53,145

TOTAL ASSETS	$3,413,039	$3,064,564

LIABILITIES:
Deposits:
Noninterest-bearing	$509,898	$516,657
Interest-bearing	1,999,480	1,860,322
Total deposits	2,509,378	2,376,979
Borrowed funds	512,489	309,448
Accrued interest payable	3,571	3,130
Derivative liabilities	5,493	4,100
Other liabilities	30,821	32,856
TOTAL LIABILITIES	3,061,752	2,726,513
STOCKHOLDERS’ EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at September 30, 2026 and December 31, 2025; none issued in 2026 or 2025	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at September 30, 2026 and December 31, 2025,issued 5,264,708 at September 30, 2026 and 5,255,807 at December 31, 2025	5,265	5,256
Additional paid-in capital	148,511	147,965
Retained earnings	238,801	213,623
Accumulated other comprehensive loss	(24,524)	(12,377)
Treasury stock, at cost: 454,023 shares at September 30, 2026 and 448,727 shares at December 31, 2025	(16,766)	(16,416)
TOTAL STOCKHOLDERS’ EQUITY	351,287	338,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,413,039	$3,064,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$38,430	$36,418	$110,025	$107,201
Interest-bearing deposits with banks	88	119	280	394
Investment securities:
Taxable	3,298	2,595	8,632	7,331
Nontaxable	1,022	684	2,869	1,815
Dividends	576	438	1,390	1,276
TOTAL INTEREST AND DIVIDEND INCOME	43,414	40,254	123,196	118,017
INTEREST EXPENSE:
Deposits	11,774	11,501	34,239	35,244
Borrowed funds	4,383	3,613	9,893	10,983
TOTAL INTEREST EXPENSE	16,157	15,114	44,132	46,227
NET INTEREST INCOME	27,257	25,140	79,064	71,790
Provision for credit losses	-	500	1,000	1,875
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	27,257	24,640	78,064	69,915
NON-INTEREST INCOME:
Service charges	1,677	1,598	4,389	4,192
Trust	191	186	626	593
Brokerage and insurance	623	761	1,832	2,071
Gains on loans sold	659	709	1,545	1,720
Equity security gains (losses), net	258	34	373	56
Earnings on bank owned life insurance	665	363	2,022	1,064
Other	235	203	1,225	1,250
TOTAL NON-INTEREST INCOME	4,308	3,854	12,012	10,946
NON-INTEREST EXPENSES:
Salaries and employee benefits	10,633	9,924	31,181	30,189
Occupancy	1,241	1,320	3,942	3,858
Furniture and equipment	288	273	911	856
Professional fees	531	493	1,599	1,535
FDIC insurance	420	395	1,185	1,340
Pennsylvania shares tax	430	430	1,147	1,054
Amortization of intangibles	92	113	303	367
Software expenses	536	457	1,420	1,342
Other real estate owned expenses	422	6	812	198
Other	2,431	2,673	7,992	7,820
TOTAL NON-INTEREST EXPENSES	17,024	16,084	50,492	48,559
Income before provision for income taxes	14,541	12,410	39,584	32,302
Provision for income taxes	2,620	2,405	7,100	6,213
NET INCOME	$11,921	$10,005	$32,484	$26,089

PER COMMON SHARE DATA:
Net Income - Basic	$2.48	$2.09	$6.77	$5.44
Net Income - Diluted	$2.48	$2.09	$6.77	$5.44

Number of shares used in computation - basic	4,800,757	4,796,946	4,798,879	4,797,335
Number of shares used in computation - diluted	4,802,407	4,798,051	4,801,314	4,799,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$11,921	$10,005	$32,484	$26,089
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	(14,219)	8,366	(15,301)	12,737
Income tax effect	2,986	(1,757)	3,213	(2,675)
Change in unrealized gain (loss) on interest rate swaps	90	(294)	(74)	(1,507)
Income tax effect	(19)	61	15	316
Other comprehensive income (loss), net of tax	(11,162)	6,376	(12,147)	8,871
Comprehensive income	$759	$16,381	$20,337	$34,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

(in thousands, except share data)	Shares	Amount

Balance, June 30, 2026	5,262,935	$5,263	$148,341	$229,333	$(13,362)	$(16,742)	$352,833

Comprehensive income:
Net income				11,921			11,921
Net other comprehensive income (loss)					(11,162)		(11,162)
Issuance of Common stock	205		17				17
Issuance of Common Stock for restricted stock, executive and Board of Director Awards	1,568	2	94				96
Purchase of treasury stock (169 shares)						(13)	(13)
Restricted stock vesting			48				48
Forfeited restricted stock (200 Shares)			11			(11)	-
Cash dividends, $0.510 per share				(2,453)			(2,453)
Balance, September 30, 2026	5,264,708	$5,265	$148,511	$238,801	$(24,524)	$(16,766)	$351,287

Balance, December 31, 2025	5,255,807	$5,256	$147,965	$213,623	$(12,377)	$(16,416)	$338,051

Comprehensive income:
Net income				32,484			32,484
Net other comprehensive income (loss)					(12,147)		(12,147)
Issuance of Common stock for ESPP	770	1	51				52
Issuance of Common Stock for restricted stock, executive and Board of Director Awards	8,131	8	286				294
Purchase of treasury stock (4,725 shares)						(318)	(318)
Restricted stock vesting			177				177
Forfeited restricted stock (572 Shares)			32			(32)	-
Cash dividends, $1.520 per share				(7,306)			(7,306)
Balance, September 30, 2026	5,264,708	$5,265	$148,511	$238,801	$(24,524)	$(16,766)	$351,287

Balance, June 30, 2025	5,255,190	$5,255	$147,878	$197,940	$(21,026)	$(16,394)	$313,653

Comprehensive income:
Net income				10,005			10,005
Net other comprehensive income (loss)					6,376		6,376
Issuance of Common stock	274		16				16
Purchase of treasury stock (1,284 shares)						(76)	(76)
Restricted stock, executive and Board of Director awards (1,314 shares)			(23)			81	58
Restricted stock vesting			53			-	53
Forfeited restricted stock (120 shares)			47			(47)	-
Cash dividends, $0.500 per share				(2,403)			(2,403)
Balance, September 30, 2025	5,255,464	$5,255	$147,971	$205,542	$(14,650)	$(16,436)	$327,682

Balance, December 31, 2024	5,207,577	$5,208	$144,984	$189,443	$(23,521)	$(16,380)	$299,734

Comprehensive income:
Net income				26,089			26,089
Net other comprehensive income (loss)					8,871		8,871
Stock dividend	47,073	47	2,797	(2,844)			-
Issuance of Common stock	814		48				48
Purchase of treasury stock (3,118 shares)						(185)	(185)
Restricted stock, executive and Board of Director awards (6,148 shares)			(208)			183	(25)
Restricted stock vesting			296				296
Forfeited restricted stock (119 shares)			54			(54)	-
Cash dividends, $1.480 per share				(7,146)			(7,146)
Balance, September 30, 2025	5,255,464	$5,255	$147,971	$205,542	$(14,650)	$(16,436)	$327,682

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,484	$26,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,000	1,875
Depreciation and amortization	1,331	1,414
Amortization and accretion, net	(2,701)	(2,144)
Deferred income taxes	144	547
Investment securities losses (gains), net	(373)	(56)
Earnings on bank owned life insurance	(2,022)	(1,064)
Vesting of restricted stock	177	296
Originations of loans held for sale - residential mortgages	(106,647)	(117,364)
Proceeds from sales of loans held for sale - residential mortgages	104,953	115,131
Realized gains on loans sold	(1,545)	(1,720)
Increase in accrued interest receivable	(2,486)	(1,105)
Increase (decrease) in accrued interest payable	441	(939)
Other, net	(1,567)	(1,156)
Net cash provided by operating activities	23,189	19,804
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments	61,018	55,149
Purchase of securities	(109,076)	(68,404)
Purchase of equity securities	(764)	-
Purchase of interest bearing time deposits with other banks	(100)	-
Proceeds from life insurance	393	272
Purchase of bank owned life insurance	(22,000)	-
Proceeds from matured interest bearing time deposits with other banks	844	-
Proceeds from redemption of regulatory stock	31,745	24,124
Purchase of regulatory stock	(37,695)	(24,290)
Originations of loans held for sale - student loans	(377,172)	(314,035)
Proceeds from sales of loans held for sale - student loans	211,239	314,759
Net decrease (increase) in loans	(115,479)	(20,110)
Purchase of premises and equipment	(646)	(1,225)
Proceeds from sale of premises and equipment	-	13
Investments in low income housing partnerships	(63)	-
Proceeds from sale of foreclosed assets held for sale	-	170
Net cash used in investing activities	(357,756)	(33,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	132,399	29,175
Repayments of long-term borrowings	(10,000)	(37,000)
Net increase in short-term borrowed funds	212,807	17,942
Purchase of treasury and restricted stock	(318)	(373)
Issuance of common stock for ESPP	52	48
Dividends paid	(7,306)	(7,146)
Net cash provided by financing activities	327,634	2,646
Net decrease in cash and cash equivalents	(6,933)	(11,127)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,291	42,202
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,358	$31,075

Supplemental Disclosures of Cash Flow Information:
Interest paid	$43,690	$47,166
Income taxes paid	$6,000	$4,000
Loans transferred to foreclosed property	$2,103	$40
Right of use asset and liability	$818	$702
Stock Dividend	$-	$2,844
Investments in low income partnerships	$937	$-

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at September 30, 2026 and for the periods ended September 30, 2026 and 2025 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The results of operations reported for the Company for the nine month period ended September 30, 2026 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025.

During the third quarter of 2026, management identified an error in the reporting of certain student loans originated by the Company that were previously reported as held for investment. The contract under which these loans are issued results in the loans being sold by the Company to a third party 270 days after the last distribution under the loan and therefore loans originated under this contract are considered loans held for sale. As a result, certain prior period amounts have been revised to correct immaterial prior period errors.  Loans held for investment as of December 31, 2025 were reduced by $79,351,000 and are reflected as loans held for sale – student loans. In addition, in the investing section of the statement of cashflows, the net increase in loans for the nine months ended September 30, 2025 was revised to reflect originations of loans held for sale - student loans totaling $314,035,000 and the proceeds from the sale of loans held for sale – student loans of $314,759,000 to be consistent with the presentation for the nine months ended September 30, 2026.  Consumer loan disclosures as of December 31, 2025 are revised to reduce the outstanding loan balances by $79,351,000 to be consistent with the presentation as of September 30, 2026.  These revisions had no impact on total assets, liabilities, stockholders’ equity, income before income taxes, net income or per share amounts as of December 31, 2025, or for the three and nine months ended September 30, 2025.

Index
Note 2 – Revenue Recognition

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and nine months ended September 30, 2026 and 2025 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time. Revenue transactions that do not fall into the scope of ASC Topic 606 are not included in the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue stream	2026	2025	2026	2025
Service charges on deposit accounts
Overdraft fees	$417	$388	$1,187	$1,115
Statement fees	82	69	249	163
Interchange revenue	1,050	1,009	2,587	2,538
ATM income	23	31	77	91
Other service charges	105	101	289	285
Total Service Charges	1,677	1,598	4,389	4,192
Trust	191	186	626	593
Brokerage and insurance	623	761	1,832	2,071
Other	232	226	657	722
Total	$2,723	$2,771	$7,504	$7,578

Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income applicable to common stock	$11,921,000	$10,005,000	$32,484,000	$26,089,000

Basic earnings per share computation
Weighted average common shares outstanding	4,800,757	4,796,946	4,798,879	4,797,335
Earnings per share - basic	$2.48	$2.09	$6.77	$5.44

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	4,800,757	4,796,946	4,798,879	4,797,335
Add: Dilutive effects of restricted stock	1,650	1,105	2,435	2,131
Weighted average common shares outstanding for dilutive earnings per share	4,802,407	4,798,051	4,801,314	4,799,466
Earnings per share - diluted	$2.48	$2.09	$6.77	$5.44

For the three months ended September 30, 2026 and 2025, there were 74 and 1,372 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices of $61.98 for the three month period ended September 30, 2026 and per share prices ranging from $61.98-$83.38 for the three month period ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, 459 and 1,372 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $60.96-$69.19 for the nine month period ended September 30, 2026 and prices ranging from $61.98-$83.38 for the nine month period ended September 30, 2025.

Index
Note 4 – Available for Sale Securities

The amortized cost, gross unrealized gains and losses, allowance of credit losses and fair value of investment securities at September 30, 2026 and December 31, 2025 were as follows (in thousands):

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$50,640	$10	$(3,646)	$-	$47,004
U.S. treasury securities	59,248	-	(1,789)	-	57,459
Obligations of state and political subdivisions	137,776	46	(11,729)	-	126,093
Corporate obligations	4,830	191	(130)	-	4,891
Mortgage-backed securities in government sponsored entities	258,155	36	(16,067)	-	242,124
Total available-for-sale securities	$510,649	$283	$(33,361)	$-	$477,571

December 31, 2025
Available-for-sale securities:
U.S. agency securities	$52,651	$12	$(2,908)	$-	$49,755
U.S. treasury securities	84,551	225	(2,122)	-	82,654
Obligations of state and political subdivisions	120,608	1,070	(5,792)	-	115,886
Corporate obligations	11,304	405	(412)	-	11,297
Mortgage-backed securities in government sponsored entities	193,405	1,103	(9,359)	-	185,149
Total available-for-sale securities	$462,519	$2,815	$(20,593)	$-	$444,741

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at September 30, 2026 and December 31, 2025 (in thousands). As of September 30, 2026, the Company owned 347 securities whose fair value was less than their cost basis.

September 30, 2026	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. agency securities	$-	$-	$42,364	$(3,646)	$42,364	$(3,646)
U.S. treasury securities	9,604	(141)	47,855	(1,648)	57,459	(1,789)
Obligations of state and political subdivisions	53,799	(2,551)	66,358	(9,178)	120,157	(11,729)
Corporate obligations	-	-	2,017	(130)	2,017	(130)
Mortgage-backed securities in government sponsored entities	160,741	(5,391)	68,481	(10,676)	229,222	(16,067)
Total securities	$224,144	$(8,083)	$227,075	$(25,278)	$451,219	$(33,361)

December 31, 2025
U.S. agency securities	$-	$-	$45,104	$(2,908)	$45,104	$(2,908)
U.S. treasury securities	-	-	72,784	(2,122)	72,784	(2,122)
Obligations of states and political subdivisions	5,642	(98)	72,858	(5,694)	78,500	(5,792)
Corporate obligations	-	-	6,588	(412)	6,588	(412)
Mortgage-backed securities in government sponsored entities	36,858	(247)	79,922	(9,112)	116,780	(9,359)
Total securities	$42,500	$(345)	$277,256	$(20,248)	$319,756	$(20,593)

Index
Allowance for Credit Losses – Available for Sale Securities

The Company measures expected credit losses on available-for-sale debt securities when the Company does not intend to sell, or when it is more likely than not that it not will be required to sell, the security before recovery of its amortized cost basis, which may be at maturity. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Company obtains its forecast data through a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses on available-for-sale debt securities is included within available-for-sale securities on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Company believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met. There was no allowance for credit losses for available for sale securities as of September 30, 2026 and December 31, 2025.

Accrued interest receivable on available-for-sale debt securities totaled $2,556,000 and $2,399,000 at September 30, 2026 and December 31, 2025 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

There were no sales of available for sale securities during the three and nine months ended September 30, 2026 and 2025.

The following table presents the net gains on the Company’s equity investments recognized in earnings during the three and nine month periods ended September 30, 2026 and 2025, and the portion of unrealized gains for the period that relates to equity investments held at September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity Securities	2026	2025	2026	2025
Net gains (losses) recognized in equity securities during the period	$258	$34	$373	$56
Less: Net gains realized on the sale of equity securities during the period	-	-	-	-
Net unrealized gains (losses)	$258	$34	$373	$56

Investment securities with an approximate carrying value of $404.3 million and $367.9 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Index
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at September 30, 2026, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$55,021	$54,041
Due after one year through five years	99,604	93,729
Due after five years through ten years	75,948	70,192
Due after ten years	280,076	259,609
Total	$510,649	$477,571

Note 5 – Loans

The Company originates commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central, south central and south eastern  Pennsylvania, southern New York, Wilmington, Dover and Georgetown, Delaware and Burlington County, New Jersey. Although the Company had a diversified loan portfolio at September 30, 2026 and December 31, 2025, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for credit losses - loans as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31 , 2025
Real estate loans:
Residential	$336,190	$340,972
Commercial	1,276,050	1,218,514
Agricultural	370,505	347,448
Construction	103,498	93,965
Consumer	8,597	8,859
Other commercial loans	178,977	179,166
Other agricultural loans	31,323	30,247
State and political subdivision loans	82,556	52,100
Total	2,387,696	2,271,271
Allowance for credit losses - loans	(23,786)	(22,806)
Net loans	$2,363,910	$2,248,465

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

The following table presents the components of the allowance for credit losses as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Allowance for Credit Losses - Loans	$23,786	$22,806
Allowance for Credit Losses - Off-Balance Sheet credit Exposure	1,075	1,163
Total allowance for credit losses	$24,861	$23,969

Index
The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Allowance for Credit Losses - Loans	Allowance for Credit Losses - Off-Balance Sheet credit Exposure	Total
Balance at June 30, 2026	$23,559	$1,441	$25,000
Loans charge-off	(148)	-	(148)
Recoveries of loans previously charged-off	9	-	9
Net loans charged-off	(139)	-	(139)
Provision for (recovery of) credit losses	366	(366)	-
Balance at September 30, 2026	$23,786	$1,075	$24,861

Balance at December 31, 2025	$22,806	$1,163	$23,969
Loans charge-off	(300)	-	(300)
Recoveries of loans previously charged-off	192	-	192
Net loans charged-off	(108)	-	(108)
Provision for (recovery of) credit losses	1,088	(88)	1,000
Balance at September 30, 2026	$23,786	$1,075	$24,861

Balance at June 30, 2025	$22,109	$914	$23,023
Loans charge-off	(20)	-	(20)
Recoveries of loans previously charged-off	17	-	17
Net loans charged-off	(3)	-	(3)
Provision for credit losses	348	152	500
Balance at September 30, 2025	$22,454	$1,066	$23,520

Balance at December 31, 2024	$21,699	$676	$22,375
Loans charge-off	(801)	-	(801)
Recoveries of loans previously charged-off	71	-	71
Net loans charged-off	(730)	-	(730)
Provision for credit losses	1,485	390	1,875
Balance at September 30, 2025	$22,454	$1,066	$23,520

The following tables present the activity in the allowance for credit losses – loans, by portfolio segment, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30, 2026
	Balance at June 30, 2026	Charge-offs	Recoveries	Provision	Balance at September 30, 2026
Real estate loans:
Residential	$2,671	$-	$-	$(64)	$2,607
Commercial	11,006	-	-	696	11,702
Agricultural	4,411	-	-	274	4,685
Construction	913	-	-	108	1,021
Consumer	1,191	(13)	6	(586)	598
Other commercial loans	3,037	(135)	3	(260)	2,645
Other agricultural loans	190	-	-	28	218
State and political subdivision loans	106	-	-	15	121
Unallocated	34	-	-	155	189
Total	$23,559	$(148)	$9	$366	$23,786

Index
	For the nine months ended September 30, 2026
	Balance at December 31, 2025	Charge-offs	Recoveries	Provision	Balance at September 30, 2026
Real estate loans:
Residential	$3,112	$-	$12	$(517)	$2,607
Commercial	10,017	-	-	1,685	11,702
Agricultural	4,841	-	-	(156)	4,685
Construction	916	-	-	105	1,021
Consumer	1,201	(33)	18	(588)	598
Other commercial loans	2,534	(267)	162	216	2,645
Other agricultural loans	115	-	-	103	218
State and political subdivision loans	55	-	-	66	121
Unallocated	15	-	-	174	189
Total	$22,806	$(300)	$192	$1,088	$23,786

	For the three months ended September 30, 2025
	Balance at June 30, 2025	Charge-offs	Recoveries	Provision	Balance at September 30, 2025
Real estate loans:
Residential	$3,062	$-	$-	$148	$3,210
Commercial	9,898	-	-	(445)	9,453
Agricultural	4,542	-	-	262	4,804
Construction	1,273	-	-	(306)	967
Consumer	1,119	(10)	4	212	1,325
Other commercial loans	1,993	(10)	13	435	2,431
Other agricultural loans	132	-	-	(7)	125
State and political subdivision loans	56	-	-	2	58
Unallocated	34	-	-	47	81
Total	$22,109	$(20)	$17	$348	$22,454

	For the nine months ended September 30, 2025
	Balance at December 31, 2024	Charge-offs	Recoveries	Provision	Balance at September 30, 2025
Real estate loans:
Residential	$1,940	$-	$-	$1,270	$3,210
Commercial	9,174	(40)	-	319	9,453
Agricultural	3,529	-	-	1,275	4,804
Construction	1,402	-	-	(435)	967
Consumer	1,338	(307)	37	257	1,325
Other commercial loans	3,766	(454)	34	(915)	2,431
Other agricultural loans	133	-	-	(8)	125
State and political subdivision loans	61	-	-	(3)	58
Unallocated	356	-	-	(275)	81
Total	$21,699	$(801)	$71	$1,485	$22,454

The provision for the three and nine months ended September 30, 2026 was driven by changes in economic forecasts and the annual update of the loss driver analysis. This update includes revising prepayment and curtailment speeds as well as the historical loss factor. In addition, loss rates are updated to include the most recent completed year of 2025. The provision for 2026 was also impacted by the Iran conflict as we adjusted qualitative factors due to the impact this conflict is having on gas and diesel prices, as well as fertilizer prices and the impact they had on planting season. The provision was also impacted by the decrease in non-performing student loans that were are fully reserved. The decrease in the provision for consumer loans was due to the reclass of certain student loans to loans for held for sale, which are not subject to ASC 326 and a reduction in nonaccrual medical student loans held for investment.

Index
The provision for the first nine months of 2025 was driven by changes in economic forecasts and the annual update of the loss driver analysis. This update includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include 2024. For residential loans, the historical loss rate increased, while the prepayment speed slowed resulting in an increased provision. For other commercial loans, the historical loss rate decreased in the annual update resulting in a decrease in the provision for 2025.

The following table presents the allowance for credit losses – loans and amortized cost basis of loans as of September 30, 2026 and December 31, 2025 (in thousands):

	Allowance for Credit Losses - Loans			Loans
September 30, 2026	Collectively evaluated	Individually evaluated	Total Allowance for Credit Losses - Loans	Collectively evaluated	Individually evaluated	Total Loans
Real estate loans:
Residential	$2,590	$17	$2,607	$333,420	$2,770	$336,190
Commercial	10,737	965	11,702	1,237,119	38,931	1,276,050
Agricultural	4,685	-	4,685	368,195	2,310	370,505
Construction	952	69	1,021	102,547	951	103,498
Consumer	77	521	598	8,060	537	8,597
Other commercial loans	2,099	546	2,645	172,351	6,626	178,977
Other agricultural loans	187	31	218	30,821	502	31,323
State and political subdivision loans	121	-	121	82,556	-	82,556
Unallocated	189	-	189	-	-	-
Total	$21,637	$2,149	$23,786	$2,335,069	$52,627	$2,387,696

December 31, 2025
Real estate loans:
Residential	$3,050	$62	$3,112	$338,600	$2,372	$340,972
Commercial	9,757	260	10,017	1,193,742	24,772	1,218,514
Agricultural	4,841	-	4,841	345,302	2,146	347,448
Construction	830	86	916	93,450	515	93,965
Consumer	327	874	1,201	7,950	909	8,859
Other commercial loans	1,903	631	2,534	171,343	7,823	179,166
Other agricultural loans	115	-	115	29,844	403	30,247
State and political subdivision loans	55	-	55	52,100	-	52,100
Unallocated	15	-	15	-	-	-
Total	$20,893	$1,913	$22,806	$2,232,331	$38,940	$2,271,271

Non-performing Loans

Non-performing loans include those nonaccrual loans, described in more detail below, and all loans past due 90 or more days. Loans are considered for non-accrual status upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans, or if full payment of principal and interest is not expected. Additionally, if management is made aware of other information including bankruptcy, repossession, death, or legal proceedings, the loan may be placed on non-accrual status. If a loan is 90 days or more past due and is well secured and in the process of collection, it may still be considered accruing.

Index
The following table reflects the non-performing loan receivables, as well as those on non-accrual status as of September 30, 2026 and December 31, 2025, respectively. The balances are presented by class of loan receivable (in thousands):

	September 30, 2026				December 31, 2025
	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans	Nonaccrual With a related allowance	Nonaccrual Without a related allowance	90 days or greater past due and accruing	Total non- performing loans
Real estate loans:
Mortgages	$272	$3,351	$-	$3,623	$153	$3,229	$-	$3,382
Home Equity	-	106	7	113	-	61	151	212
Commercial	5,262	27,199	-	32,461	2,860	8,637	-	11,497
Agricultural	-	2,310	-	2,310	-	2,145	55	2,200
Construction	216	735	-	951	233	283	-	516
Consumer	492	1	1	494	770	-	15	785
Other commercial loans	6,626	-	3	6,629	6,282	1,546	8	7,836
Other agricultural loans	99	403		502	-	403	-	403
	$12,967	$34,105	$11	$47,083	$10,298	$16,304	$229	$26,831

As of September 30, 2026, there were $34.1 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to the realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents, by class of loans receivable, the amortized cost basis of collateral-dependent loans and type of collateral as of September 30, 2026 and December 31, 2025 (in thousands):

September 30, 2026	Real Estate	Business Assets	Total
Real estate loans:
Mortgages	$3,623	$-	$3,623
Home Equity	106	-	106
Commercial	32,461	-	32,461
Agricultural	2,310	-	2,310
Construction	951	-	951
Other commercial loans	-	6,626	6,626
Other agricultural loans	-	502	502
	$39,451	$7,128	$46,579

December 31, 2025
Real estate loans:
Mortgages	$3,382	$-	$3,382
Home Equity	61	-	61
Commercial	11,497	-	11,497
Agricultural	2,145	-	2,145
Construction	516	-	516
Other commercial loans	-	7,828	7,828
Other agricultural loans	-	403	403
	$17,601	$8,231	$25,832

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

Index

The following tables represent credit exposures by internally assigned grades, by origination year, as of September 30, 2026 and December 31, 2025 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$137,223	$122,286	$48,729	$107,109	$326,734	$411,689	$42,483	$1,843	$1,198,096
Special Mention	-	-	-	782	9,050	14,896	-	-	24,728
Substandard	-	-	5,043	548	29,949	14,249	3,437	-	53,226
Doubtful	-	-	-	-	-	-	-	-	-
Total	$137,223	$122,286	$53,772	$108,439	$365,733	$440,834	$45,920	$1,843	$1,276,050
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural real estate
Risk Rating
Pass	$48,485	$59,073	$28,852	$18,473	$40,251	$140,143	$18,738	$129	$354,144
Special Mention	623	1,189	258	1,804	1,288	2,849	1,522	-	9,533
Substandard	-	921	610	-	2,047	2,536	642	72	6,828
Doubtful	-	-	-	-	-	-	-	-	-
Total	$49,108	$61,183	$29,720	$20,277	$43,586	$145,528	$20,902	$201	$370,505
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$55,635	$24,203	$4,309	$3,832	$6,074	$-	$4,326	$-	$98,379
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	734	4,385	-	-	-	5,119
Doubtful	-	-	-	-	-	-	-	-	-
Total	$55,635	$24,203	$4,309	$4,566	$10,459	$-	$4,326	$-	$103,498
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$9,629	$27,380	$22,726	$15,827	$4,493	$7,263	$82,385	$199	$169,902
Special Mention	-	-	-	-	-	33	1,745	-	1,778
Substandard	-	-	101	-	3,804	744	2,648	-	7,297
Doubtful	-	-	-	-	-	-	-	-	-
Total	$9,629	$27,380	$22,827	$15,827	$8,297	$8,040	$86,778	$199	$178,977
Current period gross charge-offs	$-	$-	$136	$-	$-	$30	$101	$-	$267

Other agricultural loans
Risk Rating
Pass	$8,623	$4,761	$2,087	$957	$197	$542	$11,954	$-	$29,121
Special Mention	-	13	614	7	-	-	644	-	1,278
Substandard	-	-	-	269	425	-	230	-	924
Doubtful	-	-	-	-	-	-	-	-	-
Total	$8,623	$4,774	$2,701	$1,233	$622	$542	$12,828	$-	$31,323
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$34,070	$230	$-	$1,157	$12,023	$34,702	$374	$-	$82,556
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$34,070	$230	$-	$1,157	$12,023	$34,702	$374	$-	$82,556
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$293,665	$237,933	$106,703	$147,355	$389,772	$594,339	$160,260	$2,171	$1,932,198
Special Mention	623	1,202	872	2,593	10,338	17,778	3,911	-	37,317
Substandard	-	921	5,754	1,551	40,610	17,529	6,957	72	73,394
Doubtful	-	-	-	-	-	-	-	-	-
Total	$294,288	$240,056	$113,329	$151,499	$440,720	$629,646	$171,128	$2,243	$2,042,909

Index
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$127,490	$59,760	$128,989	$329,694	$172,617	$294,237	$34,709	$1,971	$1,149,467
Special Mention	-	5,042	797	5,784	8,770	7,208	733	-	28,334
Substandard	-	-	1,021	24,582	3,024	9,772	2,314	-	40,713
Doubtful	-	-	-	-	-	-	-	-	-
Total	$127,490	$64,802	$130,807	$360,060	$184,411	$311,217	$37,756	$1,971	$1,218,514
Current period gross charge-offs	$-	$-	$-	$-	$-	$40	$-	$-	$40

Agricultural real estate
Risk Rating
Pass	$54,278	$30,648	$18,810	$47,254	$20,747	$139,424	$18,558	$131	$329,850
Special Mention	55	40	3,276	1,384	1,731	1,893	1,723	-	10,102
Substandard	1,297	667	-	2,052	657	2,103	645	75	7,496
Doubtful	-	-	-	-	-	-	-	-	-
Total	$55,630	$31,355	$22,086	$50,690	$23,135	$143,420	$20,926	$206	$347,448
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating
Pass	$30,394	$15,456	$8,490	$25,772	$-	$-	$5,215	$-	$85,327
Special Mention	-	-	-	206	2,943	-	-	-	3,149
Substandard	-	-	789	4,417	283	-	-	-	5,489
Doubtful	-	-	-	-	-	-	-	-	-
Total	$30,394	$15,456	$9,279	$30,395	$3,226	$-	$5,215	$-	$93,965
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other commercial loans
Risk Rating
Pass	$33,300	$27,244	$18,039	$4,938	$6,098	$3,819	$74,628	$232	$168,298
Special Mention	-	-	-	-	-	-	2,442	-	2,442
Substandard	-	117	-	1,784	40	714	4,257	1,443	8,355
Doubtful	-	-	-	-	-	-	66	5	71
Total	$33,300	$27,361	$18,039	$6,722	$6,138	$4,533	$81,393	$1,680	$179,166
Current period gross charge-offs	$-	$49	$-	$-	$-	$63	$379	$-	$491

Other agricultural loans
Risk Rating
Pass	$5,677	$3,520	$1,440	$408	$1,602	$288	$14,761	$-	$27,696
Special Mention	-	936	15	-	-	-	639	-	1,590
Substandard	-	-	294	438	-	-	229	-	961
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,677	$4,456	$1,749	$846	$1,602	$288	$15,629	$-	$30,247
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

State and political subdivision loans
Risk Rating
Pass	$1,504	$27	$1,291	$12,737	$9,932	$26,509	$100	$-	$52,100
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,504	$27	$1,291	$12,737	$9,932	$26,509	$100	$-	$52,100
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$252,643	$136,655	$177,059	$420,803	$210,996	$464,277	$147,971	$2,334	$1,812,738
Special Mention	55	6,018	4,088	7,374	13,444	9,101	5,537	-	45,617
Substandard	1,297	784	2,104	33,273	4,004	12,589	7,445	1,518	63,014
Doubtful	-	-	-	-	-	-	66	5	71
Total	$253,995	$143,457	$183,251	$461,450	$228,444	$485,967	$161,019	$3,857	$1,921,440

Index
For residential real estate mortgage loans, home equity loans, and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail above, and all loans past due 90 or more days and still accruing. The following tables present the recorded investment in those loan classes based on payment activity, by origination year, as of September 30, 2026 and December 31, 2025 (in thousands):

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$11,056	$17,204	$12,383	$21,273	$76,899	$140,644	$-	$-	$279,459
Nonperforming	-	-	-	-	1,262	2,361	-	-	3,623
Total	$11,056	$17,204	$12,383	$21,273	$78,161	$143,005	$-	$-	$283,082
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity
Payment Performance
Performing	$1,080	$2,074	$1,819	$2,111	$1,308	$6,380	$37,777	$446	$52,995
Nonperforming	-	56	-	-	-	57	-	-	113
Total	$1,080	$2,130	$1,819	$2,111	$1,308	$6,437	$37,777	$446	$53,108
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$2,122	$1,163	$782	$189	$257	$2,344	$1,242	$4	$8,103
Nonperforming	-	-	1	-	-	493	-	-	494
Total	$2,122	$1,163	$783	$189	$257	$2,837	$1,242	$4	$8,597
Current period gross charge-offs	$-	$-	$-	$3	$1	$4	$25	$-	$33

Total
Payment Performance
Performing	$14,258	$20,441	$14,984	$23,573	$78,464	$149,368	$39,019	$450	$340,557
Nonperforming	-	56	1	-	1,262	2,911	-	-	4,230
Total	$14,258	$20,497	$14,985	$23,573	$79,726	$152,279	$39,019	$450	$344,787

							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$13,909	$13,209	$23,135	$81,239	$41,842	$111,948	$-	$-	$285,282
Nonperforming	-	-	-	1,057	1,132	1,193	-	-	3,382
Total	$13,909	$13,209	$23,135	$82,296	$42,974	$113,141	$-	$-	$288,664
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home equity
Payment Performance
Performing	$2,854	$2,528	$2,533	$1,727	$1,150	$6,918	$34,100	$286	$52,096
Nonperforming	63	-	18	-	-	110	21	-	212
Total	$2,917	$2,528	$2,551	$1,727	$1,150	$7,028	$34,121	$286	$52,308
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Payment Performance
Performing	$1,934	$1,050	$373	$354	$412	$2,577	$1,374	$-	$8,074
Nonperforming	-	10	-	-	11	764	-	-	785
Total	$1,934	$1,060	$373	$354	$423	$3,341	$1,374	$-	$8,859
Current period gross charge-offs	$-	$-	$11	$1	$-	$285	$30	$-	$327

Total
Payment Performance
Performing	$18,697	$16,787	$26,041	$83,320	$43,404	$121,443	$35,474	$286	$345,452
Nonperforming	63	10	18	1,057	1,143	2,067	21	-	4,379
Total	$18,760	$16,797	$26,059	$84,377	$44,547	$123,510	$35,495	$286	$349,831

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of September 30, 2026 and December 31, 2025 (in thousands):

September 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivables
Real estate loans:
Mortgages	$865	$1,106	$1,290	$3,261	$279,821	$283,082
Home Equity	186	72	57	315	52,793	53,108
Commercial	1,858	151	30,153	32,162	1,243,888	1,276,050
Agricultural	730	579	2,117	3,426	367,079	370,505
Construction	-	-	951	951	102,547	103,498
Consumer	62	8	493	563	8,034	8,597
Other commercial loans	246	49	373	668	178,309	178,977
Other agricultural loans	356	-	411	767	30,556	31,323
State and political subdivision loans	-	-	-	-	82,556	82,556
Total	$4,303	$1,965	$35,845	$42,113	$2,345,583	$2,387,696

Loans considered non-accrual	$1,398	$174	$35,834	$37,406	$9,666	$47,072
Loans still accruing	2,905	1,791	11	4,707	2,335,917	2,340,624
Total	$4,303	$1,965	$35,845	$42,113	$2,345,583	$2,387,696

December 31, 2025
Real estate loans:
Mortgages	$2,737	$1,073	$1,675	$5,485	$283,179	$288,664
Home Equity	146	17	181	344	51,964	52,308
Commercial	1,733	2,695	9,871	14,299	1,204,215	1,218,514
Agricultural	1,020	158	1,982	3,160	344,288	347,448
Construction	-	233	283	516	93,449	93,965
Consumer	1	148	785	934	7,925	8,859
Other commercial loans	256	49	7,500	7,805	171,361	179,166
Other agricultural loans	17	-	403	420	29,827	30,247
State and political subdivision loans	-	-	-	-	52,100	52,100
Total	$5,910	$4,373	$22,680	$32,963	$2,238,308	$2,271,271

Loans considered non-accrual	$396	$778	$22,451	$23,625	$2,977	$26,602
Loans still accruing	5,514	3,595	229	9,338	2,235,331	2,244,669
Total	$5,910	$4,373	$22,680	$32,963	$2,238,308	$2,271,271

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

The following table shows the amortized cost basis by class of loans receivable, information regarding accrual and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and during the three and nine months ended September 30, 2025 (dollars in thousands).

Index
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended September 30, 2026
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	4	$6,468	0.51%
Total	4	$6,468

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Nine months ended September 30, 2026
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	4	$6,468	0.51%
Total	4	$6,468

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	$211	0.02%
Other commercial loans	2	6,256	3.50%
Total	3	$6,467

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three months ended September 30, 2025
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	7	$13,905	1.18%
Total	7	$13,905

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Nine months ended September 30, 2025
	Number of loans	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	$109	0.04%
Commercial	7	13,905	1.18%
Other commercial loans	1	179	0.10%
Total	9	$14,193

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	$1,039	0.09%
Total	3	$1,039

The following table shows, by class of loans receivable, information regarding the financial effect on accrual and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.

Index
Three months ended September 30, 2026
Term Extension

Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	4	Extended the term of the loan 6 months and provide interest only payments for 4 months
Total	4

Nine months ended September 30, 2026
Term Extension

Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	4	Extended the term of the loan 6 months and provide interest only payments for 4 months
Total	4

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	1	Extended term to 30 years
Other commercial loans	2	Extended the term five years
Total	3

Three months ended September 30, 2025
Term Extension

Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	7	Extended the loan maturity one year
Total	7

Nine months ended September 30, 2025
Term Extension

Loan Type	Number of loans	Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Mortgages	1	Extended the loan maturity 5 years with a 30 year amortization
Commercial	7	Extended the loan maturity one year
Other commercial loans	1	Extended the loan maturity 10 years as termed out or line of credit
Total	9

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	3	Extended the loan maturity 5 years with a 30 year amortization
Total	3

The following presents, by class of loans, the amortized cost and payment status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty at September 30, 2026 (in thousands):

Index
	September 30, 2026
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty	Current	30-89 Days Past Due	90 Days Or Greater	Total
Real estate loans:
Commercial	$6,468	$-	$-	$6,468
Total	$6,468	$-	$-	$6,468

Non-Accruing Modified Loans to Borrowers Experiencing Financial Difficulty
Real estate loans:
Commercial	$211	-	-	$211
Other commercial loans	6,256	-	-	6,256
Total	$6,467	$-	$-	$6,467

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2026 and December 31, 2025, included within other assets are $4,461,000 of foreclosed assets. As of September 30, 2026, there are $1,836,000 of consumer residential mortgages included within foreclosed assets. As of September 30, 2026, the Company had initiated formal foreclosure proceedings on $1,330,000 of residential mortgage loans, the collateral properties of which have not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,179	$(1,716)	$463	$2,362	$(1,793)	$569
Core deposit intangibles	3,072	(1,723)	1,349	3,072	(1,420)	1,652
Total amortized intangible assets	$5,251	$(3,439)	$1,812	$5,434	$(3,213)	$2,221
Unamortized intangible assets:
Goodwill	$85,758			$85,758
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). The Company based its projections of amortization expense shown below on existing asset balances at September 30, 2026. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended September 30, 2026 (actual)	$56	$92	$148
Nine months ended September 30, 2026 (actual)	182	303	485
Three months ended September 30, 2025 (actual)	$68	$113	181
Nine months ended September 30, 2025 (actual)	202	367	569
Estimate for year ending December 31,
Remaining 2026	49	92	141
2027	159	339	498
2028	113	284	397
2029	78	230	308
2030	45	177	222
Thereafter	19	227	246
Total	$463	$1,349	$1,812

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	Affected line item on the Consolidated Statement of Income
Service cost	$64	$68	$193	$205	Salary and Employee Benefits
Interest cost	106	113	317	339	Other Expenses
Expected return on plan assets	(197)	(199)	(590)	(596)	Other Expenses
Net amortization and deferral	-	-	-	-	Other Expenses
Net periodic benefit	$(27)	$(18)	$(80)	$(52)

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

The following table details the vesting, awarding and forfeiting of restricted stock during the three and nine months ended September 30, 2026:

Index
	Three months		Nine months
	Unvested Shares	Weighted Average Market Price	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	9,342	$60.44	8,514	$54.54
Granted	385	77.85	3,902	71.67
Forfeited	(200)	(60.52)	(572)	(57.20)
Vested	(884)	(54.52)	(3,201)	(55.29)
Outstanding, end of period	8,643	$61.82	8,643	$61.82

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $228,000 and $220,000 for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, compensation expense totaled $79,000 and $73,000, respectively. At September 30, 2026, the total compensation cost related to nonvested awards that had not yet been recognized was $534,000, which is expected to be recognized over the next three years.

Note 8 – Accumulated Other Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2026 and 2025 (in thousands):
	Three months ended September 30, 2026
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain on interest rate swap (a)	Total
Balance as of June 30, 2026	$(14,900)	$(297)	$1,835	$(13,362)
Other comprehensive income (loss) before reclassifications (net of tax)	(11,233)	-	299	(10,934)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	-	(228)	(228)
Net current period other comprehensive income (loss)	(11,233)	-	71	(11,162)
Balance as of September 30, 2026	$(26,133)	$(297)	$1,906	$(24,524)

	Nine months ended September 30, 2026
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain on interest rate swap (a)	Total
Balance as of December 31, 2025	$(14,045)	$(297)	$1,965	$(12,377)

Other comprehensive income (loss) before reclassifications (net of tax)	(12,088)	-	636	(11,452)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	-	(695)	(695)
Net current period other comprehensive income (loss)	(12,088)	-	(59)	(12,147)
Balance as of September 30, 2026	$(26,133)	$(297)	$1,906	$(24,524)

Index
	Three months ended September 30, 2025
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain on interest rate swap (a)	Total
Balance as of June 30, 2025	$(23,111)	$(304)	$2,389	$(21,026)
Other comprehensive income (loss) before reclassifications (net of tax)	6,609	-	45	6,654
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	-	(278)	(278)
Net current period other comprehensive income (loss)	6,609	-	(233)	6,376
Balance as of September 30, 2025	$(16,502)	$(304)	$2,156	$(14,650)

	Nine months ended September 30, 2025
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain on interest rate swap (a)	Total
Balance as of December 31, 2024	$(26,564)	$(304)	$3,347	$(23,521)
Other comprehensive income (loss) before reclassifications (net of tax)	10,062	-	(95)	9,967
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	-	(1,096)	(1,096)
Net current period other comprehensive income (loss)	10,062	-	(1,191)	8,871
Balance as of September 30, 2025	$(16,502)	$(304)	$2,156	$(14,650)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended September 30,
	2026	2025
Unrealized gain (loss) on interest rate swap	$288	$353	Interest expense
	(60)	(75)	Provision for income taxes
	$228	$278	Net of tax
Total reclassifications	$228	$278

	Nine Months Ended September 30,
	2026	2025
Unrealized gain (loss) on interest rate swap	$879	$1,388	Interest expense
	(184)	(292)	Provision for income taxes
	$695	$1,096	Net of tax
Total reclassifications	$695	$1,096

(a) Amounts in parentheses indicate expenses and other amounts indicate income on the Consolidated Statement of Income
Note 9 – Fair Value Measurements

The Company has established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by this hierarchy are as follows:

Index
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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2026 and December 31, 2025 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Index

September 30, 2026	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$2,951	$-	$-	$2,951
Available for sale securities:
U.S. Agency securities	-	47,004	-	47,004
U.S. Treasury securities	-	57,459	-	57,459
Obligations of state and political subdivisions	-	126,093	-	126,093
Corporate obligations	-	4,891	-	4,891
Mortgage-backed securities in government sponsored entities	-	242,124	-	242,124
Derivative instruments	-	7,905	354	8,259
Liabilities
Derivative instruments	-	(5,493)	-	(5,493)

December 31, 2025	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,815	$-	$-	$1,815
Available for sale securities:
U.S. Agency securities	-	49,755	-	49,755
U.S. Treasuries securities	-	82,654	-	82,654
Obligations of state and political subdivisions	-	115,886	-	115,886
Corporate obligations	-	11,297	-	11,297
Mortgage-backed securities in government sponsored entities	-	185,149	-	185,149
Derivative instruments	-	6,587	340	6,927
Liabilities
Derivative instruments	-	(4,100)	-	(4,100)

The following tables represent the change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2026 and 2025 for interest rate lock commitments (IRLC) (in thousands):

For the three months ended September 30, 2026
IRLC- Asset
Balance: June 30, 2026	$485
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(131)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2026	$354
Change in unrealized (losses) for the period included in earnings for assets held as of September 30, 2026	(131)
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2025	-

Index
For the nine months ended September 30, 2026
IRLC- Asset
Balance: December 31, 2025	$340
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	14
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2026	$354
Change in unrealized (losses) for the period included in earnings for assets held as of September 30, 2026	14
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2025	-

For the three months ended September 30, 2025
IRLC- Asset
Balance: June 30, 2025	$548
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	(123)
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2025	$425
Change in unrealized (losses) for the period included in earnings for assets held as of September 30, 2025	(123)
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2024	-

For the nine months ended September 30, 2025
IRLC- Asset
Balance: December 31, 2024	$317
Total unrealized losses:
Included in other comprehensive loss	-
Total losses included in earnings and held at reporting date	108
Purchases, sales and settlements	-
Transfers in and/or out of Level 3	-
Ending Balance: September 30, 2025	$425
Change in unrealized (losses) for the period included in earnings for assets held as of September 30, 2025	108
Change in unrealized loss for the period included other comprehensive loss for assets held as of December 31, 2024	-

At September 30, 2026 and December 31, 2025, the Company had classified as Level 3 $354,000 and $340,000, respectively, of net derivative assets and liabilities related to interest rate lock commitments. The fair value of IRLCs is based on prices obtained for loans with similar characteristics from third parties, adjusted by the pull-through rate, which represents the Company’s best estimate of the probability that a committed loan will fund. The weighted average pull-through rates applied ranged from 77.46% to 100.00% at September 30, 2026.

Significant unobservable inputs for assets measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2026	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$354	Discounted cash flows	Pull-through rates	77.46%-100.00%	94.15%

Index
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2025	Fair Value	Valuation Technique	Significant Unobservable Input	Range	Weighted Average
Measured at Fair Value on a Recurring Basis:
Net derivative asset and liability:
IRLC	$340	Discounted cash flows	Pull-through rates	75.39%-97.16%	85.90%

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025 are included in the table below (in thousands):

September 30, 2026	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$13,951	$13,951
Other real estate owned	-	-	4,194	4,194

December 31, 2025	Level I	Level II	Level III	Total
Collateral-dependent loans	$-	$-	$8,628	$8,628
Other real estate owned	-	-	2,358	2,358

•
Collateral-Dependent Loans - The Company records nonrecurring adjustments of collateral-dependent loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures that include recent sales prices for comparable properties and cost of construction. Periodically, in cases where the carrying value exceeds the fair value of the collateral less estimated cost to sell, an impairment charge is recognized in the form of a charge-off. The fair values above excluded estimated selling costs of $1,331,000 and $259,000 at September 30, 2026 and December 31, 2025, respectively.

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

Quantitative Information about Level III Fair Value Measurements
September 30, 2026	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral-dependent loans	$13,951	Appraised Collateral Values	Discount for time since appraisal	0-100%	22.64%
			Selling costs	0%-10%	8.55%
			Holding period	0 - 12 months	11.67 months

Other real estate owned	4,194	Appraised Collateral Values	Discount for time since appraisal	7.5%-15.0%	10.80%

Index
December 31, 2025	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Collateral dependent loans	8,628	Appraised Collateral Values	Discount for time since appraisal	0-100%	32.18%
			Selling costs	8%-10%	9.43%
			Holding period	1 - 12 months	11.62 months

Other real estate owned	2,358	Appraised Collateral Values	Discount for time since appraisal	7.50%	7.50%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

September 30, 2026	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,076	$3,055	$-	$-	$3,055
Net loans	2,363,910	2,343,858	-	-	2,343,858

Financial liabilities:
Deposits	2,509,378	2,504,057	1,927,313	-	576,744
Borrowed funds	512,489	503,729	-	-	503,729

December 31, 2025	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$3,820	$3,802	$-	$-	$3,802
Net loans	2,248,465	2,216,575	-	-	2,216,575

Financial liabilities:
Deposits	2,376,979	2,375,552	1,877,545	-	498,007
Borrowed funds	309,448	304,486	-	-	304,486

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

Index
The measure of segment assets is reported on the balance sheet as total consolidated assets. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of significant segment totals to the consolidated financial statements (in thousands):

	Community Banking
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total Interest and Dividend Income	$43,414	$40,254	$123,196	$118,017
Total non-interest income	4,308	3,854	12,012	10,946
Total Consolidated Revenues	47,722	44,108	135,208	128,963
Less:
Interest Expense	16,157	15,114	44,132	46,227
Segment net interest income and non-interest income	31,565	28,994	91,076	82,736
Less:
Provision for credit losses	-	500	1,000	1,875
Salaries and employee benefits	10,633	9,924	31,181	30,189
Occupancy	1,241	1,320	3,942	3,858
Other segment expenses	5,150	4,840	15,369	14,512
Income Taxes	2,620	2,405	7,100	6,213
Segment net income/consolidated net income	$11,921	$10,005	$32,484	$26,089

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. Under the new standard, an entity will recognize and measure environmental credit assets based on their intended use as well as how the credits are obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. The new guidance is effective for public business entities in annual reporting periods beginning after December 15, 2027 (and interim periods within those annual periods), and one year later for all other entities, with early adoption permitted as of the beginning of an annual reporting period. This Update is not expected to have a significant impact on the Company’s financial statements.

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurements (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, which amends ASC 820 to require investment companies within the scope of ASC 946 to consider the effect of a contractual sale restriction when measuring an equity security’s fair value. The amendments are effective prospectively for all equity securities, including equity securities subject to “contractual sale restrictions that are in effect on the date of adoption.” Any adjustment that is made as a result of adoption is recognized as an adjustment to current-period earnings on the date the investment company first applies the amendments. The amount of this adjustment is disclosed in the period in which the investment company first applies the amendments. The new guidance is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted in an interim or annual reporting period on any date on or after the issuance date of the ASU. The Company is currently evaluating the impact of this new guidance on its financial statements.

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

•
The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products as a result of weather, government regulations, geopolitical environment,  international trade agreements and tariffs and consumer tastes, which could negatively impact certain of our customers.

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

Introduction

The following is management’s discussion and analysis of the Company’s consolidated financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I and the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results you may expect for the full year.

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

Competition

The banking industry in the Bank’s service areas continues to be extremely competitive for loans and deposits, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities. Competition in our north central Pennsylvania market has increased as a result of other financial institutions expanding or looking to expand into new markets. With larger population centers in our central, south central and south east Pennsylvania markets, as well as in our Delaware market, we experience more competition to gather deposits and to make loans. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans, deposits and other financial services. Fintech and blockchain entities offering crypto services are also increasing competition for the Company’s financial services. The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Lease Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of September 30, 2026 and December 31, 2025, the Trust Department had $203.4 million and $194.8 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such assets are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $317.9 million at December 31, 2025 to $354.4 million at September 30, 2026 with the increase due to an increase in market values. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central, south central and south eastern Pennsylvania and Delaware markets.

Index
Results of Operations

Overview of the Income Statement

The Company had net income of $32,484,000 for the first nine months of 2026 compared to $26,089,000 for last year’s comparable period, an increase of $6,395,000, or 24.5%, primarily due to an increase in net interest income after the provision for credit losses of $8,149,000. Basic earnings per share for the first nine months of 2026 was $6.77, compared to $5.44 for last year’s comparable period, representing a 24.5% increase.  Annualized return on assets and return on equity for the nine months of 2026 were 1.37% and 12.36%, respectively, compared with 1.16% and 11.15% for last year’s comparable period.

Net income for the three months ended September 30, 2026 was $11,921,000 compared to net income of $10,005,000 in the comparable 2025 period, an increase of $1,916,000. Basic earnings per share for the three months ended September 30, 2026 was $2.48, compared to $2.09 for last year’s comparable period, representing a 18.7% increase due to organic growth in net interest income after the provision of $2,617,000. Annualized return on assets and return on equity for the quarter ended September 30, 2026 was 1.45% and 13.39%, respectively, compared with 1.33% and 12.52% for the same 2025 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first nine months of 2026 was $79,064,000, an increase of $7,274,000, or 10.1%, compared to the same period in 2025.  For the first nine months of 2026 the provision for credit losses was $1,000,000. The provision for the first nine months of 2025 was $1,875,000. Consequently, net interest income after the provision for credit losses was $78,064,000 in the first nine months of 2026 compared to $69,915,000 during the first nine months of 2025.

For the three months ended September 30, 2026, net interest income was $27,257,000 compared to $25,140,000, an increase of $2,117,000, or 8.4%, over the comparable period in 2025. There was no provision for credit losses in the third quarter of 2026 compared to $500,000 in 2025. Consequently, net interest income after the provision for credit losses was $27,257,000 for the quarter ended September 30, 2026 compared to $24,640,000 in 2025.

Index
The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and nine months ended September 30, 2026 and 2025 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates Nine Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	22,323	200	1.19	24,479	306	1.67
Total short-term investments	22,323	200	1.19	24,479	306	1.67
Interest bearing time deposits at banks	3,542	80	3.02	3,820	88	3.08
Investment securities:
Taxable	375,226	10,022	3.56	381,600	8,607	3.01
Tax-exempt (3)	131,820	3,632	3.67	105,477	2,297	2.90
Total investment securities	507,046	13,654	3.59	487,077	10,904	2.98
Loans (2)(3)(4):
Residential mortgage loans	337,564	15,211	6.02	347,071	15,539	5.99
Construction	93,068	4,862	6.98	149,505	8,010	7.16
Commercial Loans	1,437,933	65,682	6.11	1,301,875	62,345	6.40
Agricultural Loans	381,217	18,124	6.36	359,144	14,948	5.56
Loans to state & political subdivisions	72,349	2,622	4.85	53,004	1,549	3.91
Other loans	83,061	4,063	6.54	94,947	5,118	7.21
Loans, net of discount	2,405,192	110,564	6.15	2,305,546	107,509	6.23
Total interest-earning assets	2,938,103	124,498	5.67	2,820,922	118,807	5.63
Cash and due from banks	9,492			9,734
Bank premises and equipment	20,754			21,700
Other assets	199,381			179,430
Total non-interest earning assets	229,627			210,864
Total assets	3,167,730			3,031,786
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Business Interest Checking	28,197	192	0.91	18,881	132	0.93
NOW accounts	713,358	9,959	1.87	716,279	11,498	2.15
Savings accounts	290,468	1,027	0.47	288,467	1,003	0.46
Money market accounts	458,465	8,965	2.61	442,024	9,463	2.86
Certificates of deposit	540,350	14,096	3.49	473,565	13,148	3.71
Total interest-bearing deposits	2,030,838	34,239	2.25	1,939,216	35,244	2.43
Other borrowed funds	344,060	9,893	3.85	332,310	10,983	4.42
Total interest-bearing liabilities	2,374,898	44,132	2.48	2,271,526	46,227	2.72
Demand deposits	387,663			385,704
Other liabilities	41,080			40,794
Total non-interest-bearing liabilities	428,743			426,498
Stockholders’ equity	364,089			333,762
Total liabilities & stockholders’ equity	3,167,730			3,031,786
Net interest income		80,366			72,580
Net interest spread (5)			3.19%			2.91%
Net interest income as a percentage of average interest-earning assets			3.66%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities			124%			124%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
	Analysis of Average Balances and Interest Rates Three Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	18,504	65	1.37	19,597	90	1.82
Total short-term investments	18,504	65	1.37	19,597	90	1.82
Interest bearing time deposits at banks	3,189	23	2.86	3,820	29	3.01
Investment securities:
Taxable	406,924	3,874	3.81	381,036	3,033	3.18
Tax-exempt (3)	137,258	1,294	3.77	110,638	865	3.13
Total investment securities	544,182	5,168	3.80	491,674	3,898	3.17
Loans (2)(3)(4):
Residential mortgage loans	337,890	5,266	6.18	343,920	5,227	6.03
Construction	98,355	1,717	6.93	120,492	2,122	6.99
Commercial Loans	1,459,127	22,409	6.09	1,339,367	22,204	6.58
Agricultural Loans	394,077	6,185	6.23	362,260	5,252	5.75
Loans to state & political subdivisions	83,424	1,063	5.06	52,248	514	3.90
Other loans	122,955	2,007	6.48	66,908	1,203	7.13
Loans, net of discount	2,495,828	38,647	6.14	2,285,195	36,522	6.34
Total interest-earning assets	3,061,703	43,903	5.69	2,800,286	40,539	5.74
Cash and due from banks	9,713			9,912
Bank premises and equipment	20,647			21,718
Other assets	207,077			187,100
Total non-interest earning assets	237,437			218,730
Total assets	3,299,140			3,019,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Business Interest Checking	30,338	69	0.90	20,624	46	0.88
NOW accounts	715,981	3,373	1.87	701,732	3,702	2.09
Savings accounts	291,589	352	0.48	284,316	327	0.46
Money market accounts	468,532	3,229	2.73	459,993	3,257	2.81
Certificates of deposit	541,443	4,751	3.48	458,402	4,169	3.61
Total interest-bearing deposits	2,047,883	11,774	2.28	1,925,067	11,501	2.37
Other borrowed funds	447,373	4,383	3.89	321,632	3,613	4.46
Total interest-bearing liabilities	2,495,256	16,157	2.57	2,246,699	15,114	2.67
Demand deposits	392,998			394,863
Other liabilities	38,939			37,587
Total non-interest-bearing liabilities	431,937			432,450
Stockholders’ equity	371,947			339,867
Total liabilities & stockholders’ equity	3,299,140			3,019,016
Net interest income		27,746			25,425
Net interest spread (5)			3.12%			3.07%
Net interest income as a percentage of average interest-earning assets			3.60%			3.60%
Ratio of interest-earning assets to interest-bearing liabilities			123%			125%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-GAAP) for proper comparison using a federal statutory income tax rate of 21% for the three and nine months ended September 30, 2026 and 2025.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$4,984	$3,836	$13,171	$10,816
Tax equivalent adjustment	272	181	763	482
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$5,256	$4,017	$13,934	$11,298

Interest and fees on loans (non-tax adjusted)	$38,430	$36,418	$110,025	$107,201
Tax equivalent adjustment	217	104	539	308
Interest and fees on loans (tax equivalent basis)	$38,647	$36,522	$110,564	$107,509

Total interest income	$43,414	$40,254	$123,196	$118,017
Total interest expense	16,157	15,114	44,132	46,227
Net interest income	27,257	25,140	79,064	71,790
Total tax equivalent adjustment	489	285	1,302	790
Net interest income (tax equivalent basis)	$27,746	$25,425	$80,366	$72,580

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September 30, 2026 vs 2025 (1)			Nine months ended September 30, 2026 vs 2025 (1)
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(5)	$(20)	$(25)	$(25)	$(81)	$(106)
Interest bearing time deposits at banks	(5)	(1)	(6)	(7)	(1)	(8)
Investment securities:
Taxable	216	625	841	(141)	1,556	1,415
Tax-exempt	231	198	429	648	687	1,335
Total investments	447	823	1,270	507	2,243	2,750
Loans:
Residential mortgage loans	(87)	126	39	(429)	101	(328)
Construction	(387)	(18)	(405)	(2,953)	(195)	(3,148)
Commercial Loans	1,159	(954)	205	5,957	(2,620)	3,337
Agricultural Loans	481	452	933	958	2,218	3,176
Loans to state & political subdivisions	367	182	549	648	425	1,073
Other loans	903	(99)	804	(605)	(450)	(1,055)
Total loans, net of discount	2,436	(311)	2,125	3,576	(521)	3,055
Total Interest Income	2,873	491	3,364	4,051	1,640	5,691
Interest Expense:
Interest-bearing deposits:
Business Interest Checking	22	1	23	64	(4)	60
NOW accounts	77	(406)	(329)	(47)	(1,492)	(1,539)
Savings accounts	9	16	25	7	17	24
Money Market accounts	64	(92)	(28)	376	(874)	(498)
Certificates of deposit	722	(140)	582	1,658	(710)	948
Total interest-bearing deposits	894	(621)	273	2,058	(3,063)	(1,005)
Other borrowed funds	1,144	(374)	770	408	(1,498)	(1,090)
Total interest expense	2,038	(995)	1,043	2,466	(4,561)	(2,095)
Net interest income	$835	$1,486	$2,321	$1,585	$6,201	$7,786

Tax equivalent net interest income increased from $72,580,000 for the nine month period ended September 30, 2025 to $80,366,000 for the nine month period ended September 30, 2026, an increase of $7,786,000. This increase was a result of an increase of $1,585,000 due to a increase in volume as average interest-earning assets increased $117,181,000 due to organic loan growth throughout our market areas and investment purchases. As a result of the lower market interest rates, the yield on average interest bearing liabilities decreased 24 basis points from 2.72% to 2.48% resulting in a decrease in interest expense of $4,561,000. The tax equivalent net interest margin increased from 3.44% for the first nine months of 2025 to 3.66% for the comparable period in 2026. The increase was primarily caused by the decrease in the cost of interest-bearing liabilities due to lower market interest rates in 2026 compared to 2025.

Index
Total tax equivalent interest income for the 2026 nine month period increased $5,691,000 as compared to the 2025 nine month period. This increase was a result of an increase of $4,051,000 due to a increase in volume as average interest-earning assets increased $117,181,000. The yield on interest earning assets increased from 5.63% to 5.67% resulting in an increase in interest income of $1,640,000.

Tax equivalent investment income for the nine months ended September 30, 2026 increased $2,750,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 61 basis points to 3.59%.

•
The average balance of taxable securities decreased $6,374,000, which resulted in a decrease in investment income of $141,000. The yield on taxable securities increased 55 basis points from 3.01% to 3.56% as a result of lower yielding securities maturing and purchases made in a higher market rate environment. This resulted in an increase in investment income of $1,556,000.

•
The average balance of tax-exempt securities increased $26,343,000, which resulted in an increase in investment income of $648,000. The yield on tax-exempt securities increased 77 basis points from 2.90% to 3.67%. This resulted in an increase in investment income of $687,000. For a discussion of the Company’s current investment strategy, see “Financial Condition – Investments”.

Total loan interest income increased $3,055,000 for the nine months ended September 30, 2026 compared to the same period last year, as a result of higher volume.

•
Interest income on residential mortgage loans decreased $328,000. The change due to rate was an increase of $101,000 as the average yield on residential mortgages increased from 5.99% to 6.02%. The average balance of residential mortgage loans decreased $9,507,000. This resulted in a decrease of $429,000 on total interest income due to volume.

•
The average balance of construction loans decreased $56,437,000 as a result of projects in our Delaware market and the southeast Pennsylvania market being completed and the related construction loans either transferring to other portfolios or being paid off. This resulted in a decrease of $2,953,000 on total interest income due to volume. The change due to rate was a decrease of $195,000 as the average yield on construction loans decreased from 7.16% to 6.98% as a result of a decrease in market interest rates in 2025 and the first half of 2026.

•
The average balance of commercial loans increased $136,058,000 from a year ago. The growth was primarily attributable to completed construction projects converting to permanent financing and growth in our Delaware and south central Pennsylvania markets. This had a positive impact of $5,957,000 on total interest income due to volume. The yield decreased 0.29% to 6.11% as a result of a decrease in market interest rates in 2025 and the first half of 2026, which decreased loan interest income $2,620,000.

•
Interest income on agricultural loans increased $3,176,000 from 2025 to 2026. The yield increased 80 basis points to 6.36% as a result of lower yielding loans maturing and repricing at higher rates, which increased income $2,218,000, $683,000 of which was due to the pay-off of a loan in the first quarter of 2026 that was previously on non-accrual status. The average balance of agricultural loans increased $22,073,000 from a year ago, resulting in an increase in interest income of $958,000.

•
The average balance of loans to state and political subdivisions increased $19,345,000 from a year ago. The growth was primarily attributable to industrial development loans originated in 2026. This had a positive impact of $648,000 on total interest income due to volume. The yield increased 0.94% to 4.85% as a result of the originations in 2026, which increased loan interest income $425,000.

•
The average balance of other loans decreased $11,886,000 as a result of a decrease in the average balance of student loans held for sale and is due to the timing of sales in first quarter of 2026 compared to 2025. This resulted in a decrease of $605,000 on total interest income due to volume. The average yield of other loans decreased 67 basis points to 6.54% as a result of a decrease in market interest rates in 2025 and the first half of 2026 resulting in a decrease in income of $450,000.

Index
Total interest expense decreased $2,095,000 for the nine months ended September 30, 2026 compared with the same period last year as a result of a decrease in rate on interest-bearing liabilities. Interest expense increased $2,466,000 due to volume as a result of an increase in interest bearing liabilities of $103,372,000. The average rate paid on interest-bearing liabilities decreased from 2.72% to 2.48%. The decrease was driven by the Federal Reserve cutting interest rate in the second half of 2025, which caused interest expense to decrease $4,561,000.
•
The average balance of interest bearing deposits increased $91,622,000 from September 30, 2025 to September 30, 2026. The increase was due to organic growth across all regions of the Company’s market areas. The effect of these volume increases was an increase in interest expense of $2,058,000. The average rate paid on interest bearing deposits was 2.25% for the first nine months of 2026 and 2.43% for the comparable period in 2025. This resulted in a decrease in interest expense of $3,063,000. The decrease was due to the Federal Reserve decreasing the Federal funds target interest rate during the second half of 2025.

•
The average balance of other borrowed funds increased $11,750,000. This resulted in an increase in interest expense of $408,000. There was a decrease in the average rate paid on other borrowed funds from 4.42% to 3.85% due to the interest rate decreases by the Federal Reserve in the second half of 2025 that decreased borrowings costs, resulting in a decrease in interest expense of $1,498,000.

Tax equivalent net interest income for the three months ended September 30, 2026 was $27,746,000 which compares to $25,425,000 for the same period last year.  This represents an increase of $2,321,000, or 9.1% and was primarily caused by an increase in the volume of interest-earning assets due to organic growth in loans in 2026.

Total tax equivalent interest income was $43,903,000 for the three month period ended September 30, 2026, compared to $40,539,000 for the comparable period last year, an increase of $3,364,000. This increase was a result of an increase of $2,873,000 due to a change in volume as average interest-earning assets increased $261,417,000 due to organic loan growth and investment purchases. As a result of lower yielding investments maturing and investment security purchases, the yield on average investment securities increased 63 basis points from 3.17% to 3.80%, which contributed to an overall increase in interest income of $491,000.

Tax equivalent investment income for the three months ended September 30, 2026 increased $1,270,000 over the same period last year. The primary cause of the increase was due to the increase in yield on investment securities of 63 basis points to 3.80%.

•
The average balance of taxable securities increased $25,888,000, which resulted in an increase in investment income of $216,000. The yield on taxable securities increased 63 basis points from 3.18% to 3.81% as a result of lower yielding securities maturing and purchases made in a higher market rate environment. This resulted in an increase in investment income of $625,000.

•
The average balance of tax-exempt securities increased $26,620,000, which resulted in an increase in investment income of $231,000. The yield on tax-exempt securities increased 64 basis points from 3.13% to 3.77%. This resulted in an increase in investment income of $198,000.

Total loan interest income increased $2,125,000 for the three months ended September 30, 2026 compared to the same period last year, as a result of higher volume.

•
Interest income on residential mortgage loans  increased $39,000. The change due to rate was an increase of $126,000 as the average yield on residential mortgages increased from 6.03% to 6.18%. The average balance of residential mortgage loans decreased $6,030,000. This resulted in a decrease of $87,000 on total interest income due to volume.

Index
•
The average balance of construction loans decreased $22,137,000 as a result of projects in our Delaware and southeast Pennsylvania markets being completed and the related construction loans either transferring to other portfolios or being paid off. This resulted in a decrease of $387,000 on total interest income due to volume. The change due to rate was a decrease of $18,000 as the average yield on construction loans decreased from 6.99% to 6.93% as a result of a decrease in market interest rates in the last quarter of 2025 and the first half of 2026.

•
The average balance of commercial loans increased $119,760,000 from a year ago. The growth was primarily attributable to completed construction projects converting to permanent financing and growth in our Delaware and south central Pennsylvania markets. This had a positive impact of $1,159,000 on total interest income due to volume. The yield decreased 49 basis points to 6.09% as a result of a decrease in market interest rates in the last quarter of 2025 and the first quarter of 2026, which decreased loan interest income $954,000.

•
Interest income on agricultural loans increased $933,000 from 2025 to 2026. The yield increased 48 basis points to 6.23% as a result of lower yielding loans maturing and repricing at a higher yield, which increased loan interest income $452,000. The average balance of agricultural loans increased $31,817,000 from a year ago, resulting in an increase in interest income of $481,000.

•
The average balance of loans to state and political subdivisions increased $31,176,000 from a year ago. The growth was primarily attributable to industrial development loans originated in 2026. This had a positive impact of $367,000 on total interest income due to volume. The yield increased 116 basis points to 5.06% as a result of the originations in 2026, which increased loan interest income $182,000.

•
The average balance of other loans increased $56,047,000 as a result of outstanding student loans. This resulted in an increase of $903,000 on total interest income due to volume. The average yield of other loans decreased 65 basis points to 6.48% due to the lower market  rate environment in the first half of 2026, resulting in a decrease in income of $99,000.

Total interest expense increased $1,043,000 for the three months ended September 30, 2026 compared with the comparative period last year as a result of an increase in volume as interest-bearing liabilities increased $248,557,000, which caused interest expense to increase $2,038,000.
•
The average balance of interest bearing deposits increased $122,816,000 from September 30, 2025 to September 30, 2026. The increase was due to organic growth experienced in 2025 and 2026. The effect of these volume increases was an increase in interest expense of $894,000 due to increases in business interest checking, NOW accounts, savings accounts, money market and certificates of deposits. The average rate paid on interest bearing deposits was 2.28% for the three months ended September 30, 2026 and 2.37% for the comparable period in 2025. This resulted in a decrease in interest expense of $621,000, driven by decreases in NOW accounts, money market accounts and certificates of deposits. The decreased rates were due to the Federal Reserve decreasing interest rates during the second half of 2025.

•
The average balance of other borrowed funds increased $125,741,000. This resulted in an increase in interest expense of $1,144,000. There was a decrease in the average rate paid on other borrowed funds from 4.46% to 3.89% due to the interest rate decreases by the Federal Reserve that decreased borrowings costs resulting in a decrease in interest expense of $374,000.

Index
Provision for Credit Losses

For the nine month period ended September 30, 2026, we recorded a provision for credit losses of $1,000,000, which represents a decrease of $875,000 from the $1,875,000 provision recorded in the corresponding nine months of last year. The decrease in the provision is due to the updated loss driver analysis completed in the first quarter of 2026 offset by increases in qualitative factors related international and national economic conditions related to the Iran conflict and the impact it may have on agricultural loans due to higher diesel and fertilizer prices and an increase in the qualitative factor for changes in the volume and severity of past due loans for commercial relationships due to the increase in non-accrual loans. (see “Financial Condition – Allowance for Credit Losses and Credit Quality Risk”).

For the three months ended September 30, 2026, no provision was recorded, which represents a decrease of $500,000 from the $500,000 provision recorded in the corresponding three months of last year. The decrease in the provision for off-balance sheet items was due to a decrease in the reserve associated with the commitment for student loan lending. The on-balance sheet provision for the three months ended September 30, 2026 was impacted by the increase in non-accrual loans and the qualitative factors noted for the nine month period.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three months ended September 30,		Change
	2026	2025	Amount	%
Service charges	$1,677	$1,598	$79	4.9
Trust	191	186	5	2.7
Brokerage and insurance	623	761	(138)	(18.1)
Gains on loans sold	659	709	(50)	(7.1)
Equity security gains, net	258	34	224	658.8
Earnings on bank owned life insurance	665	363	302	83.2
Other	235	203	32	15.8
Total	$4,308	$3,854	$454	11.8

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Service charges	$4,389	$4,192	$197	4.7
Trust	626	593	33	5.6
Brokerage and insurance	1,832	2,071	(239)	(11.5)
Gains on loans sold	1,545	1,720	(175)	(10.2)
Equity security gains, net	373	56	317	566.1
Earnings on bank owned life insurance	2,022	1,064	958	90.0
Other	1,225	1,250	(25)	(2.0)
Total	$12,012	$10,946	$1,066	9.7

Non-interest income for the nine months ended September 30, 2026 totaled $12,012,000, an increase of $1,066,000 when compared to the same period in 2025. For the three months ended September 30, 2026, non-interest income increased $454,000 to $4,308,000. During the first nine months of 2026, net equity security gains amounted to $373,000 as a result of market gains associated with general banking stock gains compared with a $56,000 gain in the comparable 2025 period associated with market conditions for that period. There were no sales of available for sale securities during the first nine months of 2026 or 2025.

The decrease in gains on loans sold for the three and nine month periods ended September 30, 2026 compared to 2025 is attributable to a decrease in volume and lower market prices on the loans sold in 2026 compared to 2025. The increase in earnings on bank owned life insurance for the three and nine month periods is due to purchasing $22.0 million of additional insurance in January of 2026 and death benefits received in the second quarter of 2026 upon the passing of a former employee. The decrease in brokerage and insurance commissions for the nine month period was due to the resignation of a broker in the third quarter of 2025.

Index
Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three months ended September 30,		Change
	2026	2025	Amount	%
Salaries and employee benefits	$10,633	$9,924	$709	7.1
Occupancy	1,241	1,320	(79)	(6.0)
Furniture and equipment	288	273	15	5.5
Professional fees	531	493	38	7.7
FDIC insurance	420	395	25	6.3
Pennsylvania shares tax	430	430	-	-
Amortization of intangibles	92	113	(21)	(18.6)
Software expenses	536	457	79	17.3
OREO expenses	422	6	416	6,933.3
Other	2,431	2,673	(242)	(9.1)
Total	$17,024	$16,084	$940	5.8

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Salaries and employee benefits	$31,181	$30,189	$992	3.3
Occupancy	3,942	3,858	84	2.2
Furniture and equipment	911	856	55	6.4
Professional fees	1,599	1,535	64	4.2
FDIC insurance	1,185	1,340	(155)	(11.6)
Pennsylvania shares tax	1,147	1,054	93	8.8
Amortization of intangibles	303	367	(64)	(17.4)
Software expenses	1,420	1,342	78	5.8
OREO expenses	812	198	614	310.1
Other	7,992	7,820	172	2.2
Total	$50,492	$48,559	$1,933	4.0

Non-interest expenses increased $1,933,000, or 4.0% for the nine months ended September 30, 2026 compared to the same period in 2025. Salaries and employee benefits increased $992,000 or 3.3%. Full time equivalent employees (FTE) increased 10.1 or 2.7% when comparing 2026 to 2025. This increase in headcount in addition to merit increases resulted in payroll and payroll taxes increasing by $939,000. Due to actuarial assumptions, post retirement benefits decreased $47,000. As a result of the decrease in brokerage and insurance commissions due to the resignation of a broker in the third quarter of 2025, commission expense decreased $182,000. Health insurance associated expenses have increased $247,000 due to higher claims and stop loss insurance rates.

The increase in OREO expenses for the three and nine month periods is due to legal fees and real estate taxes associated with non-accrual loans and foreclosed properties. The decrease in FDIC expense for the nine month periods presented is due to an increase in the Bank’s leverage ratio in 2026 compared to 2025. The decrease in other expenses for the three month period ended September 30, 2026 is due to a recovery of amounts previously charged-off in the first quarter of 2026.

Provision for Income Taxes

The provision for income taxes was $7,100,000 for the nine month period ended September 30, 2026 compared to $6,213,000 for the same period in 2025. The increase is primarily attributable to the increase in income before the provision for income taxes of $7,282,000 for the comparable periods due increase in net interest income after the provision for credit losses. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 17.9% and 19.2% for the first nine months of 2026 and 2025, respectively, compared to the federal statutory rate of 21%.

Index
For the three months ended September 30, 2026, the provision for income taxes was $2,620,000 compared to $2,405,000 for the same period in 2025. The increase is primarily attributable to the increase in income before the provision for income taxes of $2,131,000 for the comparable periods due to the increase in net interest income. Our effective tax rate was 18.0% and 19.4% for the three months ended September 30, 2026 and 2025, respectively.

We are invested in eight limited partnerships that have established low-income housing projects in our market areas, with our most recent investments made in the second quarter of 2026. We are currently recognizing credits on three projects and expect to recognize credits on the most recent investment in 2027. The remaining four partnership credits are fully utilized as of December 31, 2024. We anticipate recognizing an aggregate of $7.1 million of tax credits over the next 11 years.

Financial Condition

Total assets were $3.41 billion at September 30, 2026, an increase of $348.5 million from $3.06 billion at December 31, 2025, due primarily to an increase in investments and loans.  Cash and cash equivalents decreased $6.9 million to $27.4 million. Available for sale securities increased $32.8 million. Loans held for sale increased $169.1 million, while net loans increased $115.4 million. Total deposits increased $132.4 million to $2.51 billion since year-end 2025, while borrowed funds increased $203.0 million to $512.5 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $27.4 million at September 30, 2026 compared to $34.3 million at December 31, 2025. The decrease is due to a decrease in the cash held at the Federal Reserve.  Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$47,004	9.8	$49,755	11.1
U. S. Treasury notes	57,459	12.0	82,654	18.5
Obligations of state & political subdivisions	126,093	26.2	115,886	26.0
Corporate obligations	4,891	1.0	11,297	2.5
Mortgage-backed securities in government sponsored entities	242,124	50.4	185,149	41.5
Equity securities	2,951	0.6	1,815	0.4
Total	$480,522	100.0	$446,556	100.0

Index
	September 30, 2026/ December 31, 2025 Change
	Amount	%
Debt securities:
U. S. Agency securities	$(2,751)	(5.5)
U. S. Treasury notes	(25,195)	(30.5)
Obligations of state & political subdivisions	10,207	8.8
Corporate obligations	(6,406)	(56.7)
Mortgage-backed securities in government sponsored entities	56,975	30.8
Equity securities	1,136	62.6
Total	$33,966	7.6

Our investment portfolio increased by $34.0 million, or 7.6%, from December 31, 2025 to September 30, 2026. During 2026, we purchased $87.9 million of mortgage-backed securities in U.S government sponsored entities and $21.2 million of state and political subdivision bonds. We experienced $23.4 million of principal repayments and $37.6 million of calls and maturities. As a result of increases in market interest rates, the unrealized loss on the available for sale investment portfolio increased $15.3 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ended September 30, 2026 yielded 3.59%, compared to 2.98% in the comparable period in 2025, on a tax equivalent basis.

The investment strategy for 2026 has been to utilize cashflows from the investment portfolio to repurchase investments, as well as to engage in a leverage investment strategy to purchase primarily in mortgage backed and municipal securities. This strategy has focused on increasing the yield of the investment portfolio as investment yields are near the top of the trading range compared to recent historical averages. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, including a rising rate environment, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans Held for Sale - Residential Mortgages

Loans held for sale-residential mortgages increased $3.2 million to $12.6 million as of September 30, 2026 from December 31, 2025 due to the third quarter typically having more residential real estate sales than the fourth quarter. For loans sold on the secondary market, the Company recognizes fee income for servicing certain sold loans, which is included in non-interest income.

Loans Held for Sale - Student Loans

Loans held for sale – student loans increased $165.9 million to $245.3 million as of September 30, 2026 from December 31, 2025 due to the seasonal nature of the student loan portfolio held for sale as the first semester of college typically starts in third quarter of the fiscal year. The decrease in proceeds from sales in 2026 compared to 2025 is due to timing of sales, which occurred in the third quarter of 2025 and are projected to occur in the fourth quarter of 2026.

Index
Loans

The following table shows the composition of the loan portfolio as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
Real estate:
Residential	$336,190	14.1	$340,972	15.0
Commercial	1,276,050	53.4	1,218,514	53.6
Agricultural	370,505	15.5	347,448	15.3
Construction	103,498	4.3	93,965	4.1
Consumer	8,597	0.4	8,859	0.4
Other commercial loans	178,977	7.5	179,166	7.9
Other agricultural loans	31,323	1.3	30,247	1.3
State & political subdivision loans	82,556	3.5	52,100	2.4
Total loans	2,387,696	100.0	2,271,271	100.0
Less allowance for loan losses	(23,786)		(22,806)
Net loans	$2,363,910		$2,248,465

	September 30, 2026/ December 31, 2025 Change
	Amount	%
Real estate:
Residential	$(4,782)	(1.4)
Commercial	57,536	4.7
Agricultural	23,057	6.6
Construction	9,533	10.1
Consumer	(262)	(3.0)
Other commercial loans	(189)	(0.1)
Other agricultural loans	1,076	3.6
State & political subdivision loans	30,456	58.5
Total loans	$116,425	5.1

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

Loan activity has increased in 2026 with growth experienced across most markets even after a large pay-off in our Delaware market.

Index
The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced growth in its commercial real estate portfolio in recent years. As of September 30, 2026, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 293.4% of consolidated risk based capital. Construction, land and land development loans represented 32.0% of consolidated risk based capital as of September 30, 2026. Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional equity capital and may dilute shareholder returns. The Company has an extensive Capital Policy and Capital Plan, which includes pro-forma projections including stress testing within which the Board of Directors has established internal minimum targets for regulatory capital ratios that are in excess of well capitalized ratios. The Company continues to refine information reviewed related to commercial real estate and to implement additional monitoring and testing of commercial real estate loans. As of September 30, 2026, management believes that it has implemented appropriate risk management practices, including risk assessments, board-approved underwriting policies and related procedures, which include monitoring loan portfolio performance and stressing of the commercial real estate portfolio under adverse economic conditions.

Given the significance of commercial real estate (“CRE”) loans to our total loan portfolio, the following table further disaggregates these loans by owner occupied status and by non-owner occupied status as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate	Amount	%	Amount	%	Amount	%
Multifamily Rental	$-	0.00%	$194,825	15.27%	$194,825	15.27%
Residential Rental and Speculation	6,586	0.52%	182,096	14.27%	188,682	14.79%
Retail	44,624	3.50%	124,007	9.72%	168,631	13.22%
Mixed Use	13,613	1.07%	101,193	7.93%	114,806	9.00%
Hotel/Motel	-	0.00%	100,295	7.86%	100,295	7.86%
Industrial/Flex/Warehouse	26,397	2.07%	72,434	5.68%	98,831	7.75%
Office	13,787	1.08%	85,004	6.66%	98,791	7.74%
Specialty	52,597	4.12%	24,681	1.93%	77,278	6.06%
Land	2,753	0.22%	56,227	4.41%	58,980	4.62%
Student Housing	-	0.00%	53,063	4.16%	53,063	4.16%
Amusement/Entertainment	25,017	1.96%	796	0.06%	25,813	2.02%
Self Storage	1,084	0.08%	23,713	1.86%	24,797	1.94%
Schools/Higher Ed/Vocational	6,376	0.50%	12,883	1.01%	19,259	1.51%
Food and beverage	17,591	1.38%	1,201	0.09%	18,792	1.47%
Medical office	8,647	0.68%	7,262	0.57%	15,909	1.25%
Other	1,796	0.14%	4,710	0.37%	6,506	0.51%
Senior Living	515	0.04%	5,737	0.45%	6,252	0.49%
Healthcare/Hospitals	4,540	0.36%	-	0.00%	4,540	0.36%
Total	$225,923	17.70%	$1,050,127	82.30%	$1,276,050	100.00%

Index
	December 31, 2025
	Owner Occupied		Non-Owner Occupied		Total
Commercial Real Estate:	Amount	%	Amount	%	Amount	%
Residential Rental and Speculation	$7,636	0.63%	$185,033	15.19%	$192,669	15.81%
Multifamily Rental	-	0.00%	185,860	15.25%	185,860	15.25%
Retail	41,287	3.39%	123,523	10.14%	164,810	13.53%
Mixed Use	14,699	1.21%	87,757	7.20%	102,456	8.41%
Hotel/Motel	-	0.00%	98,063	8.05%	98,063	8.05%
Office	14,224	1.17%	67,660	5.55%	81,884	6.72%
Industrial/Flex/Warehouse	21,865	1.79%	57,323	4.70%	79,188	6.50%
Specialty	51,019	4.19%	24,785	2.03%	75,804	6.22%
Land	2,425	0.20%	55,709	4.57%	58,134	4.77%
Student Housing	-	0.00%	52,797	4.33%	52,797	4.33%
Amusement/Entertainment	30,632	2.51%	837	0.07%	31,469	2.58%
Self Storage	479	0.04%	24,166	1.98%	24,645	2.02%
Schools/Higher Ed/Vocational	6,918	0.57%	13,187	1.08%	20,105	1.65%
Food and beverage	14,999	1.23%	1,221	0.10%	16,220	1.33%
Medical office	8,636	0.71%	7,521	0.62%	16,157	1.33%
Healthcare/Hospitals	6,748	0.55%	-	0.00%	6,748	0.55%
Senior Living	-	0.00%	6,529	0.54%	6,529	0.54%
Other	2,351	0.19%	2,625	0.22%	4,976	0.41%
Total	$223,918	18.38%	$994,596	81.62%	$1,218,514	100.00%

The following table provides a breakdown of our construction loan portfolio by collateral type as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026		December 31, 2025
Construction	Amount	%	Amount	%
Residential	$37,897	36.62%	$32,732	34.83%
Agricultural and land	21,845	21.11%	10,432	11.10%
Industrial/Flex/Warehouse	16,901	16.33%	19,586	20.84%
Multifamily	9,695	9.37%	24,844	26.44%
Senior Living	3,949	3.82%	-	0.00%
Specialty	3,432	3.32%	398	0.42%
Hotel/Motel	2,585	2.50%	-	0.00%
Office	2,583	2.50%	3,148	3.35%
Food and beverage	1,464	1.41%	1,519	1.62%
Student Housing	1,192	1.15%	-	0.00%
Amusement/Entertainment	742	0.72%	-	0.00%
Mixed Use	497	0.48%	558	0.59%
Self Storage	475	0.46%	476	0.51%
Other	143	0.14%	122	0.13%
Retail	98	0.09%	150	0.16%
Total	$103,498	100.00%	$93,965	100.00%

The Company obtains an independent appraisal of the real estate collateral securing a CRE loan prior to originating the loan. The appraised value is used to calculate the ratio of the outstanding loan balance to the value of the real estate collateral, or loan-to-value ratio (“LTV”). The original appraisal is used to monitor the LTVs within the CRE portfolio unless an updated appraisal is received, which may happen for a variety of reasons, including but not limited to payment delinquency, additional loan requests using the same collateral, and loan modifications. The following table presents the ranges in the LTVs of our CRE loans at September 30, 2026 and December 31, 2025(dollars in thousands):

Index
	September 30, 2026				December 31, 2025
LTV Range	Number of Loans	Amount	%	LTV Range	Number of Loans	Amount	%
0%-25%	908	$168,175	13.18%	0%-25%	832	$177,207	14.54%
25.01%-50%	599	460,028	36.05%	25.01%-50%	550	387,019	31.76%
50.01%-60%	293	217,924	17.08%	50.01%-60%	289	226,199	18.56%
60.01%-70%	326	267,666	20.98%	60.01%-70%	340	273,932	22.48%
70.01%-75%	113	120,097	9.41%	70.01%-75%	132	117,272	9.62%
75.01%-80%	54	34,533	2.71%	75.01%-80%	44	30,080	2.47%
>80%	6	7,627	0.60%	>80%	5	6,805	0.56%
Total	2,299	$1,276,050	100.00%	Total	2,192	$1,218,514	100.00%

While the Company lends to companies that service companies that explore for natural gas in our market area, the Company has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Company are to service industry customers which include trucking companies, stone quarries and other support businesses, favoring customers that have had a relationship with the Company prior to supporting the exploration for natural gas. We also have originated loans to businesses and individuals for restaurants, hotels and rental apartments that have been developed and expanded to meet the housing and living needs of the gas industry workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities have been originated in accordance with specific policies and procedures for lending to these entities, which include more stringent loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

Allowance for Credit Losses - Loans

The allowance for credit losses - loans is maintained at a level which, in management’s judgment, is adequate to absorb losses in the loan portfolio. The provision for credit losses - loans is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The allowance for credit losses - loans was $23,786,000 or 1.00% of total loans as of September 30, 2026 and December 31, 2025. The $980,000 increase is a result of a $1,088,000 provision for credit losses – loans plus net charge-offs of $108,000. The following table shows the distribution of the allowance for credit losses - loans and the percentage of loans compared to total loans by loan category as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026		December 31 2025
	Amount	%	Amount	%
Real estate loans:
Residential	$2,607	14.1	$3,112	15.0
Commercial	11,702	53.4	10,017	53.6
Agricultural	4,685	15.5	4,841	15.3
Construction	1,021	4.3	916	4.1
Consumer	598	0.4	1,201	0.4
Other commercial loans	2,645	7.5	2,534	7.9
Other agricultural loans	218	1.3	115	1.3
State & political subdivision loans	121	3.5	55	2.4
Unallocated	189	N/A	15	N/A
Total allowance for loan losses	$23,786	100.0	$22,806	100.0

Index
The following table provides information related to credit loss experience and loan quality for the nine months ended September 30, 2026 and the year ended December 31, 2025 (dollars in thousands).

September 30, 2026	Credit Loss Expense (Benefit)	Net (charge- offs) Recoveries	Average Loans	Ratio of net (charge-offs) recoveries to Average loans	Allowance to total loans	Non- accrual loans as a percent of loans	Allowance to total non- accrual loans
Real estate:
Residential	$(517)	$12	$337,899	0.00%	0.78%	1.11%	69.91%
Commercial	1,685	-	1,258,059	0.00%	0.92%	2.54%	36.05%
Agricultural	(156)	-	350,766	0.00%	1.26%	0.62%	202.81%
Construction	105	-	93,068	0.00%	0.99%	0.92%	107.36%
Consumer	(588)	(15)	8,456	(0.18%)	6.96%	5.73%	121.30%
Other commercial loans	216	(105)	179,874	(0.06%)	1.48%	3.70%	39.92%
Other agricultural loans	103	-	30,451	0.00%	0.70%	1.60%	43.43%
State & political subdivision loans	66	-	72,349	0.00%	0.15%	0.00%	NA
Unallocated	174	-	-	NA	NA	NA	NA
Total	$1,088	$(108)	$2,330,922	0.00%	1.00%	1.97%	50.53%

December 31, 2025
Real estate:
Residential	$1,172	$-	$346,313	0.00%	0.91%	1.01%	90.39%
Commercial	883	(40)	1,153,166	0.00%	0.82%	0.94%	87.13%
Agricultural	1,312	-	334,201	0.00%	1.39%	0.62%	225.69%
Construction	(486)	-	135,920	0.00%	0.97%	0.55%	177.52%
Consumer	149	(286)	8,797	(3.25%)	13.56%	8.69%	155.97%
Other commercial loans	(777)	(455)	167,670	(0.27%)	1.41%	4.37%	32.37%
Other agricultural loans	(18)	-	28,679	0.00%	0.38%	1.33%	28.54%
State & political subdivision loans	(6)	-	52,730	0.00%	0.11%	0.00%	NA
Unallocated	(341)	-	-	NA	NA	NA	NA
Total	$1,888	$(781)	$2,314,776	(0.03%)	1.00%	1.17%	85.73%

The credit loss expense for the first nine months of 2026 was driven by the economic forecast, the annual update of the loss driver analysis, as well as qualitative factors associated with the Iran conflict and the increase in non-accrual and classified loans.  The updated loss driver analysis includes revising prepayment and curtailment speeds. In addition, loss rates are updated to include the most recent completed year of 2025.

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

Management believes it uses the best information available to make such determinations and that the allowance for credit losses - loans is adequate as of September 30, 2026. However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, credit loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for credit losses.  The banking agencies could require the recognition of additions to the allowance for credit losses - loans based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Credit Losses - Loans” to the consolidated financial statements.

The following table is a summary of our non-performing assets as of September 30, 2026 and December 31, 2025.

(dollars in thousands)	September 30, 2026	December 31, 2025
Non-performing loans:
Non-accruing loans	$47,072	$26,602
Accrual loans - 90 days or more past due	11	229
Total non-performing loans	47,083	26,831
Foreclosed assets held for sale	4,461	2,358
Total non-performing assets	$51,544	$29,189

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2025 to September 30, 2026 in non-performing loans (in thousands).  Non-performing loans include  accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	September 30, 2026				December 31, 2025
		Non-Performing Loans				Non-Performing Loans
(in thousands)	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$1,607	$7	$3,729	$3,736	$3,168	$151	$3,443	$3,594
Commercial	1,060	-	32,461	32,461	4,394	-	11,497	11,497
Agricultural	1,308	-	2,310	2,310	1,178	55	2,145	2,200
Construction	-	-	951	951	-	-	516	516
Consumer	69	1	493	494	309	15	770	785
Other commercial loans	296	3	6,626	6,629	203	8	7,828	7,836
Other agricultural loans	356	-	502	502	17	-	403	403
Total nonperforming loans	$4,696	$11	$47,072	$47,083	$9,269	$229	$26,602	$26,831

Index
	Change in Non-Performing Loans September 30, 2026 /December 31, 2025
(in thousands)	Amount	%
Real estate:
Residential	$142	4.0
Commercial	20,964	182.3
Agricultural	110	5.0
Construction	435	84.3
Consumer	(291)	(37.1)
Other commercial loans	(1,207)	(15.4)
Other agricultural loans	99	24.6
Total nonperforming loans	$20,252	75.5

Nonperforming loans increased $20.3 million during the first nine months of 2026. The increase from December 31, 2025 is primarily due to ten commercial real estate loan relationships and one construction real estate loan relationship, that total approximately $21.4 million, being placed on non-accrual status during the first  half of 2026 due to becoming more than 90 days past due. All non-performing commercial, agricultural and construction loans are reviewed on an individual basis to determine the need for a specific reserve at quarter end. In addition, non-performing residential loans with a balance in excess of $150,000 are individually evaluated. The specific reserves for these non-performing loans as of September 30, 2026 and December 31, 2025 was $1,136,000 and $1,039,000, respectively. In addition, the Bank policy is to reserve 100% of all non-performing medical student loans acquired through the HVBC acquisition that are held for investment. The reserve for these loans was $543,000 and $770,000 as of September 30, 2026 and December 31, 2025, respectively.

Management believes that the allowance for credit losses - loans at September 30, 2026 was adequate at that date, which was based on the following factors:
•	Specific reserves for non-performing loans total $1,679,000.
•	The Company has a history of low charge-offs, which were 0.00% of average loans on an annualized basis for 2026 and 0.03% for 2025.

Bank Owned Life Insurance

The Company owns bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of September 30, 2026, and December 31, 2025, the cash surrender value of the life insurance was $75.1 million and $51.5 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $2,022,000 and $1,064,000 for the nine month periods ended September 30, 2026 and 2025, respectively. During the nine months of 2026 and 2025, the Company received proceeds of $393,000 and $272,000, respectively, which included death benefits of $137,000 during 2026 on a former employee of the Company. During the first quarter of 2026, the Bank purchased $22.0 million of additional bank owned life insurance policies. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company policies that were purchased directly from insurance companies and acquired as part of the HVBC acquisition are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of an acquisition in 2015 provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of September 30, 2026 and December 31, 2025, included in other liabilities on the Consolidated Balance Sheet was a liability of $541,000 and $529,000, respectively, for the obligation under the split-dollar benefit agreements.

Index
Premises and Equipment

Premises and equipment decreased $429,000 to $20,569,000 as of September 30, 2026 from December 31, 2025 as a result of depreciation.

Other Assets

Other assets increased $8.0 million to $61.1 million as of September 30, 2026 from December 31, 2025. The primary drivers of the increase were an increase of $5,950,000 in FHLB stock due to an increase in outstanding borrowings.

Deposits

The following table shows the composition of deposits as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
Non-interest-bearing deposits	$509,898	20.3	$516,657	21.7
Interest bearing demand deposits	29,219	1.2	25,576	1.1
NOW accounts	612,560	24.4	593,825	25.0
Savings deposits	286,774	11.4	286,554	12.1
Money market deposit accounts	488,862	19.5	480,509	20.2
Certificates of deposit	582,065	23.2	473,858	19.9
Total	$2,509,378	100.0	$2,376,979	100.0

	September 30, 2026/ December 31, 2025 Change
	Amount	%
Non-interest-bearing deposits	$(6,759)	(1.3)
Interest bearing demand deposits	3,643	14.2
NOW accounts	18,735	3.2
Savings deposits	220	0.1
Money market deposit accounts	8,353	1.7
Certificates of deposit	108,207	22.8
Total	$132,399	5.6

Deposits increased $132.4 million since December 31, 2025. The increase in deposits was driven by an increase in certificates of deposits as customers look to maximize their interest return, which continues the pattern of customer funds being transferred to higher-yielding investment alternatives. Brokered deposits totaled $40.0 million and $60.0 million as of September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the Bank estimates that balances held by customers in excess of the FDIC insurance limit ($250,000 per insured account) totaled $1.22 billion, or 48.7% of the Bank’s total deposits. Included in this balance are balances held through Intrafi, which provides customers with additional FDIC insurance, as well as deposits collateralized by securities or letters of credit (almost exclusively municipal deposits). The total of these items was $736.8 million, or 29.4% of the Bank’s total deposits, as of September 30, 2026.

Borrowed Funds

Borrowed funds were $512.5 million and $309.4 million as of September 30, 2026 and December 31, 2025, respectively. The increase in borrowed funds was due to the increase in investments, student loans held for sale, loans and bank owned life insurance exceeding deposit growth through September 30, 2026.

Index
The Company’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a rising market interest rate environment. The Company’s daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

Other liabilities

Other liabilities decreased $2.0 million to $30.8 million as of September 30, 2026 from December 31, 2025. The primary driver of the decrease was a decrease in escrow payables as of September 30, 2026 compared to December 31, 2025.

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

Total stockholders’ equity was $351,287,000 at September 30, 2026 compared to $338,051,000 at December 31, 2025, an increase of $13,236,000, or 3.9%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $25,383,000, or 7.2%. The accumulated comprehensive loss increased $12,147,000, which was primarily the result of the decrease in fair value of the Company’s available for sale investment portfolio caused by the increase in longer term market interest rates in the third quarter of 2026. For the first nine months of 2026, the Company had net income of $32,484,000 and declared cash dividends of $7,306,000, or $1.52 per share, representing a cash dividend payout ratio of 22.5%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments due to changes in market interest rates. As a result of the decrease in longer term market interest rates, accumulated other comprehensive loss increased approximately $12,147,000 from December 31, 2025.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 8%. There is a four quarter grace period for a qualifying community bank to return to greater than 8% as long as the CBLR is greater than 7%. An institution that has spent eight or more of the previous twenty quarters within the grace period may not use the grace period in the current quarter. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At September 30, 2026 and December 31, 2025, the Bank leverage ratio under the CBLR framework was 9.30% and 9.54%, respectively, which meet the requirement to be considered “well-capitalized” under the CBLR at those dates.

Index
Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Commitments to extend credit	$519,178	$503,969
Standby letters of credit	12,590	11,612
	$531,768	$515,581

Allowance for Credit Losses - Off-Balance Sheet credit Exposure	$1,075	$1,163

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one-time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2026 and December 31, 2025 was $12,068,000 and $12,207,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first nine months of 2026 were $646,000 compared to $1,225,000 during the same time period in 2025.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $1.12 billion, of which $734.5 million was outstanding, at September 30, 2026. The Bank also has two federal funds lines with third party providers for $34.0 million as of September 30, 2026, which are unsecured and were undrawn upon as of September 30, 2026. The Company also has a borrower in custody line with the Federal Reserve Bank of approximately $11.1 million, which also was not drawn upon as of September 30, 2026. The Company has a $15.0 million line of credit with a New York community bank, which also was not drawn upon as of September 30, 2026. The Company is not in compliance with one of the covenants associated with the $15.0 million line as of September 30, 2026, as nonperforming assets exceed 1.50% of total loans and OREO. As a result, the Company may not be able to utilize the line and the line maybe called. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Index
Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2026, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of approximately $6.6 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. At September 30, 2026, the Company has equity securities that represent only 0.09% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities. Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of September 30, 2026 (dollars in thousands):

Index
Changes in Rates	Prospective One-Year Net Interest Income	Change In Prospective Net Interest Income	% Change In Prospective Net Interest Income
-300 Shock	123,011	8,434	7.36
-200 Shock	118,886	4,309	3.76
-100 Shock	116,293	1,716	1.50
Base	114,577	-	-
+100 Shock	112,544	(2,033)	(1.77)
+200 Shock	110,014	(4,563)	(3.98)
+300 Shock	107,592	(6,985)	(6.10)
+400 Shock	105,139	(9,438)	(8.24)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. At September 30, 2026, the risk factors of the Company have not changed materially from those reported in our 2025 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/26 to 7/31/26	-	-	-	200,000
8/1/26 to 8/31/26	-	-	-	200,000
9/1/26 to 9/30/26	-	-	-	200,000
Total	-	-	-	200,000

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

Additionally, during the quarter ended September 30, 2026, certain employees surrendered shares of common stock owned by them to satisfy their statutory minimum U.S. federal and state tax obligations associated with the vesting of shares of restricted common stock issued under the Amended and Restated First Citizens Community Bank Annual Incentive Plan. Additionally, during the quarter ended September 30, 2026, certain employees resigned from the Company and forfeited unvested restricted shares awarded to them through the Amended and Restated First Citizens Community Bank Annual Incentive Plan.

Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Index
Item 5 ‑ Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc.
(Registrant)

November 5, 2026	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2026	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)